Form 10-Q
period 1996-03-25
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1996-05-09
CIK 879554

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               --------------
                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended March 25, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number 0-19649

                      Checkers Drive-In Restaurants, Inc.
             (Exact name of Registrant as specified in its charter)


         Delaware                                     58-1654960
  (State or other jurisdiction of                 (I.R.S. employer
   incorporation or organization)                identification no.)

   Barnett Bank Building
   600 Cleveland Street, Eighth Floor
   Clearwater, FL                                        34615
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  (813) 441-3500

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The Registrant had 51,768,480 shares of Common Stock, par value $.001 per share, outstanding as of May 1, 1996.

            This document contains 30 pages.  There is no Exhibit Index.

                              TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                            PAGE
Item 1  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets
             March 25, 1996 and January 1, 1996                           3
           Condensed Consolidated Statements of Operations
             Quarters ended March 25, 1996 and March 27, 1995             5
           Condensed Consolidated Statements of Cash Flows
             Quarters ended March 25, 1996 and March 27, 1995             6
           Notes to Consolidated Financial Statements                     8

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                26

Item 2  Changes in Securities                                            28

Item 3  Defaults Upon Senior Securities                                  28

Item 4  Submission of Matters to a Vote of Security Holders              28

Item 5  Other Information                                                28

Item 6  Exhibits and Reports on Form 8-K                                 29

                                     2

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                            AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


ASSETS                                                                    March 25,         January l,
                                                                            1996               1996
                                                                      -------------      -------------
Current Assets:

Cash and cash equivalents                                             $   3,836,537      $   3,363,796
Accounts receivable                                                       2,326,177          1,924,544
Notes receivable - current portion                                        3,476,110          3,320,589
Inventory                                                                 3,167,676          3,155,734
Property and equipment held for resale                                    4,149,520          4,338,964
Income taxes receivable                                                   4,037,000          3,272,594
Prepaid expenses and other current assets                                 1,392,808            958,167
                                                                      -------------      -------------
    Total current assets                                                 22,385,828         20,334,388

Property and equipment, at costs, net of accumulated depreciation
  and amortization                                                      118,358,049        119,949,100
Notes receivable, long-term portion                                       4,823,639                 --
Notes receivable from related parties                                       200,000          5,182,355
Goodwill and non-compete agreements, net of accumulated amortization
  of $3,211,665 at January 1, 1996 and $3,429,116 at March 25, 1996      16,719,762         17,019,078
Deferred income taxes                                                     2,687,000          3,358,000
Deposits and other noncurrent assets                                        983,702            975,996
                                                                      -------------      -------------
                                                                       $166,157,980       $166,818,917
                                                                      =============      =============





See Notes to Condensed Consolidated Financial Statements

                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                            AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


LIABILITIES AND STOCKHOLDERS EQUITY                                       March 25,         January l,
                                                                            1996                1996
                                                                     -------------      -------------
Current Liabilities:

Short term debt                                                       $ 1,000,000         $  1,000,000
Current installments of long-term debt                                 14,796,754           13,170,619
Accounts payable                                                       10,666,310           10,536,745
Accrued wages, salaries and benefits                                    4,380,013            2,637,830
Reserves for restructuring, restaurant relocations and abandoned sites  2,826,028            2,290,223
Accrued liabilities                                                    12,307,972           13,652,230
Deferred franchise fee income                                             300,000              300,000
                                                                    -------------        -------------
    Total current liabilities                                          46,277,077           43,587,647

Long-term debt, less current installments                              35,173,029           38,090,278
Deferred franchise fee income                                             418,000              763,000
Minority interests in joint ventures                                      829,966              549,255
Other noncurrent liabilities                                            3,736,243            3,852,729
                                                                     -------------       -------------
    Total liabilities                                                $ 86,434,315           86,842,909

Stockholders Equity:

Preferred stock, $.OO1 par value. Authorized 2,000,000 shares, no shares outstanding.
Common stock, $.001 par value, authorized 100,000,000 shares, issued
  and outstanding 51,528,480 at January 1, 1996 and March 25, 1996         51,528               51,528
Additional paid-in capital                                             90,029,213           90,029,213
Warrants to be issued in settlement of litigation                       3,000,000            3,000,000
Retained earnings                                                     (12,957,076)         (12,704,733)
                                                                    -------------        -------------
                                                                       80,123,665           80,376,008
Less treasury stock, at cost, 578,904 shares                              400,000              400,000
                                                                    -------------        -------------
    Net stockholders' equity                                           79,723,665           79,976,008
                                                                    -------------        -------------
                                                                     $166,157,980         $166,818,917
                                                                    =============        =============

See Notes to Condensed Consolidated Financial Statements

                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                            AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Quarter Ended         Quarter Ended
                                                 March 25, 1996       March 27, 1995
                                                 --------------       --------------
Revenues:

Restaurant sales                                   $ 37,840,713         $ 45,172,340
Royalties                                             1,648,275            1,560,066
Franchise fees                                          450,336              130,000
Modular restaurant packages                             114,681              601,361
                                                 --------------       --------------
    Total revenues                                   40,054,005           47,463,767
                                                 --------------       --------------
Costs and expenses:

Costs of restaurant sales                            12,382,687           15,840,335
Other restaurant operating expenses                  20,599,785           21,921,862
Costs of modular restaurant package revenues            309,867              988,597
Depreciation and amortization                         2,795,699            3,710,186
Selling, general and administrative expenses          2,440,032            4,548,268
Advertising                                             811,318            2,072,664
                                                 --------------       --------------
        Total costs and expenses                     39,339,388           49,081,912
                                                 --------------       --------------

        Operating income (loss)                         714,617           (1,618,145)
                                                 --------------       --------------
Other income (expense):

Interest income                                         156,524               94,473
Interest expense                                     (1,252,358)          (1,215,416)
                                                 --------------       --------------
   Loss before minority interests and income tax
     benefit                                           (381,217)          (2,739,088)
Minority interests in earnings                           25,788               37,688
                                                 --------------       --------------
   Loss before income tax benefit                      (407,005)          (2,776,776)
Income tax benefit                                     (154,662)          (1,084,000)
                                                 --------------       --------------
        Net loss                                     $ (252,343)         $(1,692,776)
                                                 ==============       ==============
    Pro forma net loss per common share                    $ --                $(.03)
                                                 ==============       ==============
    Weighted average number of common shares
     outstanding                                     51,528,480           50,188,970
                                                 ==============       ==============

                                            5

                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                            AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                Quarter Ended         Quarter Ended
                                                                March 25, 1996        March 27, 1995
                                                                  ----------            -----------
Cash flows from operating activities:

Net loss                                                          $ (252,343)           $(1,692,776)
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                 2,795,699              3,710,186
     Loss on sale of equipment                                        78,671                  2,692
     Minority interests in earnings                                   25,788                 37,688
Change in assets and liabilities:
  (Increase) decrease in receivables                                (398,438)               541,670
  (Increase) decrease in inventory                                   (11,942)               220,567
  Increase in income taxes receivable                               (764,406)              (634,581)
  (Increase) decrease in prepaid expenses and other                 (498,415)               369,340
  Increase in deposits and other                                      (7,706)               (98,653)
  Increase (decrease) in accounts payable                            129,565             (4,959,892)
  Increase (decrease) in accrued liabilities                         696,033               (706,075)
  (Decrease) increase in deferred franchise fee income              (345,000)                85,000
  Increase (decrease) in deferred income taxes                       671,000               (385,000)
                                                                  ----------            -----------
     Net cash provided (used) by operating activities              2,118,506             (3,509,834)

Cash flows from investing activities:

Capital expenditures                                              (1,434,510)              (682,336)
Proceeds from sale of assets                                         824,936              4,880,324
Increase in goodwill and noncompete agreements                            --                (21,923)
                                                                  ----------            -----------
     Net cash provided (used) in investing activities               (609,574)             4,176,065
                                                                  ----------            -----------
Cash flows from financing activities:

Proceeds from borrowings of long-term debt                                --               4,183,195
Principal payments on long-term debt                              (1,291,114)            (4,215,700)
Proceeds from investment by minority interests                       285,000                     --
Distributions to minority interests                                  (30,077)               (47,283)
                                                                  ----------            -----------
     Net cash used by financing activities                        (1,036,191)               (79,788)
                                                                  ----------            -----------
     Net increase in cash                                            472,741                586,443
Cash at beginning of period                                        3,363,796              3,511,525
                                                                  ----------            -----------
Cash at end of period                                             $3,836,537             $4,097,968
                                                                  ==========            ===========


Supplemental disclosures of cash flows information --
    Interest paid                                               $1,313,922             $  930,832
    Income taxes paid                                                   --             $   12,811
    Capital lease obligations incurred                                  --             $4,641,034


                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 25, 1996, are not necessarily an indication of the results that may be expected for the year ending December 30, 1996. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended January 1, 1996. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 1, 1996 consolidated financial statements. As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a year which will generally end on the Monday closest to December 31. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(b) Purpose of Organization - The principal business of the Company is the operation and franchising of Checkers restaurants (the "Restaurants"). At March 25, 1996, there were 501 Restaurants operating in 23 different states and the District of Columbia. Of those Restaurants, 247 were Company-operated (including three 50%-owned and one 75%-owned joint ventures) and 254 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

            On February 15, 1994, one of the Company's former subsidiaries, Champion Modular Restaurant Company, was merged into and with the Company and currently exists as a division of the Company.

            Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside joint venture partners' interests.

(c) Revenue Recognition - Franchise fees are generated from the sale of rights to develop, own and operate Restaurants. Such fees are based on the number of potential Restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, generally at the opening of the Restaurant. Franchise fees are nonrefundable.

            The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

            Champion recognizes revenues on the percentage-of-completion method, measured by the percentage of costs incurred to the estimated total costs of the contract.

(d) Cash, and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

(e) Receivables - Receivables consist primarily of franchise fees and royalties due from franchisees, and receivables from the sale of modular restaurant packages. The allowance for doubtful receivables was $1,357,938 at January 1, 1996 and $1,291,522 at March 25, 1996.

(f) Inventory - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(g) Pre-Opening Costs - Labor costs and costs of hiring and training personnel relating to opening new restaurants are capitalized and amortized over 13 periods. Such costs totalled $161,234 at January 1, 1996 and $146,859 at March 31, 1996.

(h) Property and Equipment - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

(i) Impairment of Long Lived Assets - During the fourth quarter of 1995, the Company early adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow.

(j) Goodwill and Non-Compete Agreements - Goodwill and non-compete agreements are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis.

(k) Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(m) Stock Splits - The Company declared a three-for-two stock split, payable in the form of stock dividends effective June 30, 1993. All share information and per share information in these financial statements has been retroactively restated to reflect the split.

(n) Reclassifications - Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

Note 2  Long-Term Debt

Long-term debt consists of the following:

                                                                               March 25, 1996   January 1, 1996
                                                                                -------------   -------------
Notes payable under Loan Agreement                                              $ 36,247,540     $ 37,021,241
Notes payable due at various dates, secured by buildings and equipment, with
  interest at rates primarily ranging from 9.0% to 11.35%, payable monthly        10,163,952       10,578,069
Unsecured notes payable, bearing interest at rates ranging from prime to 12%       3,480,852        3,580,852
Other                                                                                 77,439           80,735
                                                                                -------------   -------------
Total long-term debt                                                              49,969,783       51,260,897
Less current installments                                                         14,796,754       13,170,619
                                                                                ------------    -------------
Long-term debt, less current installments                                       $ 35,173,029     $ 38,090,278
                                                                                ============    =============

            On October 28, 1993, the Company entered into a loan agreement with a group of banks ("Loan Agreement") providing for an unsecured, revolving credit facility. The Company borrowed approximately $50,000,000 under this facility primarily to open new Restaurants and pay off approximately $4,000,000 of previously existing debt.

            The Company subsequently arranged for this Loan Agreement to be converted to a term loan and collateralized the loan with substantially all of the Company's assets. The outstanding balance was $36,247,540 at March 25, 1996. The term loan requires monthly principal reductions continuing through July 1998. Beginning in the fifth period of 1996, principal payments are the greater of fixed monthly amounts or a formula based on Cash Flow as defined under the Loan Agreement. The remaining aggregate minimum principal repayments are $5,600,000 in 1996, $7,800,000 in 1997, $4,200,000 for the
period January through July 1998 and a balloon payment of $18,647,540 due July 31, 1998. Interest is payable monthly at the prime rate plus 2.5% Dividends are prohibited and the Company is required to maintain certain financial ratios under the Loan Agreement. The Company is in compliance with all such requirements.

            On March 15, 1996, the bank group agreed to advance an additional sum of up to $1,700,000 to be used by the Company for the payment of various property taxes ("the Property Tax Loan"). On March 27, 1996, $1,572,737 was advanced to the Company under the Property Tax Loan. Interest accrues on the Property Tax Loan at the prime rate plus 2.5% and is secured by existing collateral. The Property Tax Loan is to be repaid in full by July 1, 1996. The anticipated source of funds for retirement of the Property Tax Loan is a portion of an income tax refund due the Company. The Company also has a line of credit with the bank group of up to $1,000,000 through April 1997. The outstanding balance was $1,000,000 on March 25, 1996. Interest is payable monthly at the prime rate plus 2.5%. The line of credit has financial covenants and other requirements.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall-Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately

$1,888,000 as of January 1, 1996 and $1,788,000 as of March 25, 1996.  The
Rall-Folks Notes are fully subordinated to the Company's existing bank debt.

            Under the terms of the Rall-Folks Agreement, the Company guaranteed that if Rall-Folks sells all of the Common Stock issued for the Rall-Folks Notes in a reasonably prompt manner (subject to certain limitations described below) Rall-Folks will receive net proceeds from the sale of such stock equal to the Rall-Folks Purchase Price. If Rall-Folks receives less than such amount, the Company will issue to Rall-Folks, at the option of Rall-Folks, either (i) additional shares of Common Stock, to be sold by Rall-Folks, until Rall-Folks receives an amount equal to the Rall-Folks Purchase Price, or
(ii) a six-month promissory note bearing interest at 11%, with all principal and accrued interest due at maturity, and subordinated to the Company's bank debt pursuant to the same subordination provisions, equal to the difference between the Rall-Folks Purchase Price and the net amount received by Rall-Folks from the sale of the Common Stock.

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note").
 The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of January 1, 1996 and as of March 25, 1996. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

            As further consideration for the transfer of the RDG Note to the Company, the Company agreed to issue RDG a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to a the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the 90 day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such 90 day period. The Warrant will be exercisable at any time within five years after the closing date.

            Under the terms of the RDG Agreement, the Company has guaranteed that if RDG sells all of such Common Stock issued for the RDG note in a reasonably prompt manner (subject to certain limitations described below), RDG will receive net proceeds from the sale of such stock equal to at least 80% of the RDG Purchase Price. If RDG receives less than such amount, the Company will issue additional shares of Common Stock to RDG, to be sold by RDG, until RDG receives an amount equal to 80% of the Purchase Price.

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks
Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall-Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). Each of the parties has the right to terminate their respective

Agreement if the closing has not occurred on or before such time (as extended). Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes will be extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note will be extended approximately one year.

            Under the terms of the Rall-Folks Agreement and the RDG Agreement, if the transaction contemplated therein is consummated, so long as Rall-Folks and RDG, respectively, is attempting to sell the Common Stock issued to it in a reasonably prompt manner (subject to the limitations described below), the Company is obligated to pay to it in cash an amount each quarter equal to 2.5% of the value of the Common Stock held by it on such date (such value being based upon the value of the Common Stock when issued to it).

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of January 1, 1996 and March 25, 1996. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Such dates will be extended if

NTDT fails to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

            In order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT:
(i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock.

            While the Company intends to consummate in the immediate future the purchase of the Rall-Folks Notes and the RDG Note using Common Stock, there can be no assurance that the Company will be able to do so. Pursuant to the terms of the Loan Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them in cash. Therefore, if the Company is unable to consummate the purchase of the Rall-Folks Notes and the RDG Note in exchange for Common Stock, or if NTDT is unable to sell sufficient Common Stock in a timely manner to be able to receive the required amounts under the NTDT Agreement, and the Company is unable to reach some other arrangements with Rall-Folks, RDG or NTDT, the Company will likely default in its payment obligations under such Note or Notes, and will likely be put into default under the terms of the Loan Agreement.

Note 3:     Stock Option Plan and Warrants

            In August 1991, the Company adopted a stock option plan whereby incentive stock options, nonqualified stock options, stock appreciation rights and restricted shares can be granted to eligible salaried individuals. All options expire no later than 10 years from the date of grant. The Company has reserved 3,500,000 shares for issuance under the plan. At March 25, 1996, the Company had outstanding nonqualified options at per share prices to purchase common shares which vest as follows:


Exercise                                                      Year Vested
Prices
                   1994            1995           1996            1997           1998           1999          Total
- --------      ---------       ---------      ---------        --------       --------        -------       --------
  $1.09                                            305             305            305                           915
  $1.25                                          3,333           3,333          3,334                        10,000
  $1.31                                          2,666           2,667          2,667                         8,000
  $1.38                                          1,666           1,667          1,667                         5,000
  $1.75                          10,000          3,333           3,333          3,334                        20,000
  $1.91                                          1,000           1,000          1,000                         3,000
  $1.95                                          7,346           7,345          7,346           3,970        26,007
  $2.13                                          1,565           1,565          1,565                         4,695
  $2.16                                            666             667         55,667                        57,000
  $2.19                                                                        35,000                        35,000
  $2.28                         100,000         34,210          34,211         34,211                       202,632
  $2.50                                          1,333           1,333          1,334                         4,000
  $2.63                         168,500                        161,335        161,335         161,335       652,505
  $3.00                                        100,000                                                      100,000
  $3.55           32,400         90,000        274,500                                                      396,900
  $5.13          173,027        382,923        247,462           9,175          6,418                       819,005
 $11.63          263,390          3,966          2,986           2,992            334                       273,668
 $12.33           25,425          5,062          3,238           1,250            500                        35,475
 $19.00                             475            475             250                                        1,200
- --------       ---------      ---------      ---------        --------       --------         -------     ---------
 Total
 Shares          494,242        760,926        686,084         232,428        316,017         165,305     2,655,002
========       =========      =========      =========        ========       ========         =======     =========

            In August 1994, employees granted $11.50, $11.63, $12.33 and $19.00 options were given the opportunity to forfeit those options and be granted an option to purchase a share at $5.13 for every two option shares retired. As a result of this offer, options for 662,228 shares were forfeited in return for options for 331,114 shares at $5.13 per share, and these changes are reflected in the above table.

            On March 31, 1995, the Company agreed to issue 150,000 warrants to a group of banks under an agreement described in note 3. The warrants will be priced at market and will vest one-third on each of the following dates:
April 30, 1996, October 31, 1996 and April 30, 1997.

            As partial consideration for the transfer of a promissory note of the Company (the "Note") back to the Company, the Company is obligated to deliver to the holder of the Note a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to as the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the ninety day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such ninety day period. The Warrant will be exercisable at any time within five years after the closing date. The Company is obligated to register the stock acquired by the holders of the Note under the Warrant. It is anticipated that the transaction will close in the second quarter of 1996.
                                     1

            The Company expects to issue warrants valued at $3,000,000 in settlement of certain litigation.

            During the first quarter of 1996, the Board of Directors approved a plan to offer existing employees of the Company (excluding executive officers) the option of cancelling existing stock options granted to them in 1993 and 1994 with exercise prices in excess of $2.75 in exchange for a new option grant for a lesser number of shares at an exercise price of $1.95, representing a 25% premium over the market price of the Company's common stock on the date the plan was approved. The plan provides that existing options with an exercise price in excess of $11.49 could be cancelled in exchange for new options on a four for one basis. Options with an exercise price between $11.49 and $2.75 could be cancelled in exchange for new options on a three for one basis on the date the plan was approved. Eligible employees held options for 36,566 shares granted in 1993 and 1994 shares with exercise prices in excess of $11.49, and 365,400 shares with exercise prices between $11.49 and $2.75. The plan required employees to accept the offer by April 30, 1996. As of the acceptance deadline, eligible employees had surrendered options for 27,320 shares with an exercise price in excess of $11.49 and 27,071 shares with exercise prices between $11.49 and $2.75, and new options for 15,877 shares with an exercise price of $1.95 have been issued therefore.

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Introduction

        The principal business of the Company is the operation and franchising of Checkers Restaurants. As of March 25, 1996, the Company had an ownership interest in 247 Company-operated Restaurants and an additional 254 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of March 25, 1996, there were 243 such Restaurants) and (ii) the Company owns a 50% or 75% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") while the remaining 50% or 25%, respectively, is owned by a joint venture partner (as of March 25, 1996, there were 4 such Joint Venture Restaurants).

        The Financial Statements of the Company include the accounts of the Joint Venture Restaurants and all of the Company's subsidiaries. On February 15, 1994, one of the Company's former subsidiaries, Champion Modular Restaurant Company (Champion) was merged into and with the Company and currently exists as a division of the Company.

        The Company receives revenues from restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured modular restaurant buildings ("Modular Restaurant Packages"). Cost of restaurant sales relates to food and paper costs. Other restaurant expenses include labor and all other restaurant costs for Company-operated Restaurants. Cost of Modular Restaurant Packages relates to all restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and selling, general and administrative expenses, relate both to Company-operated Restaurant operations and Modular Restaurant Package revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional Restaurant openings and the sales volumes of both existing and new Restaurants. Modular Restaurant Package revenues are directly affected by the number of new franchise Restaurant openings and the number of packages produced for those openings.

Results of Operations

        The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of restaurant sales and modular restaurant package revenue. The table also sets forth certain selected restaurant operating data.

                                                                              Quarter Ended          Quarter Ended
                                                                              March 25, 1996         March 27, 1995
                                                                              --------------         --------------
Revenues:
  Restaurant Sales                                                                 94.5%                  95.1%
  Royalties                                                                         4.1                    3.3
  Franchise fees                                                                    1.1                     .3
  Modular restaurant packages                                                        .3                    1.3
                                                                              --------------         --------------
    Total revenues                                                                100.0                  100.0

Costs and expenses:
  Cost of restaurant sales (1)                                                     32.7                   35.1
  Other restaurant operating expenses (1)                                          54.4                   48.5
  Costs of modular restaurant packages (2)                                        270.2                  164.4
  Depreciation and amortization                                                     6.8                    7.8
  Selling, general and administrative expenses                                      6.1                    9.6
  Advertising expense (1)                                                           2.1                    4.6
  Provision for restaurant relocations and
    abandoned sites                                                                  --                     --
  Operating loss                                                                    1.8                   (3.4)
  Other (income) expense
    Interest income                                                                 (.4)                   (.2)
    Interest expense                                                                3.1                    2.6
  Minority interests in earnings                                                     .1                     .1
                                                                              --------------         --------------
  Loss before income tax benefit                                                   (1.0)                  (5.9)
  Income tax benefit                                                                (.4)                  (2.3)
                                                                              --------------         --------------
    Net income (loss)                                                               (.6)%                 (3.6)%
                                                                              ==============         ==============

Operating data:
  System-wide restaurant sales (in 000's):
    Company-operated                                                            $37,841                  $45,172
    Franchised                                                                   42,029                   43,648
                                                                              --------------         --------------
        Total                                                                   $79,870                  $88,820

Average annual net sales per restaurant open for a full year (in 000's) (3):
  Company-operated
  Franchised                                                                       $690                     $784
  System-wide                                                                      $797                     $810
                                                                                   $743                     $796

                                                                              --------------         --------------
Number of restaurants (4);
  Company-operated                                                                  247                      250
  Franchised                                                                        254                      238
                                                                              --------------         --------------
       Total                                                                        501                      488
                                                                              ==============         ==============
- ----------------------------------------

(1)  As a percent of restaurant sales.
(2)  As a percent of Modular Restaurant Package revenues.
(3)  Includes sales of Restaurants open for entire trailing 13 period year and stores expected to be closed in the following year.
(4)  Number of Restaurants open at end of period.


Comparison of Historical Results - Quarter ended March 25, 1996 and Quarter Ended March 27, 1995

            Revenues. Total revenues decreased 15.6% to $40,054,005 for the quarter ended March 25, 1996 compared to $47,463,767 for the quarter ended March 27, 1995. Company-operated restaurant sales decreased 16.2% to $37,840,713 for the quarter ended March 25, 1996 from $45,172,340 for the quarter ended March 27, 1995. Comparable Company-operated restaurant sales for the quarter ended March 25, 1996 decreased 12.0% compared to the quarter ended March 27, 1996. Comparable restaurants are those open at least 13 periods. These decreases in restaurant sales are primarily attributable to continuing sales pressure from competitors and severe weather conditions in January and February of 1996. In addition, Company-operated restaurant sales were negatively impacted by a net decrease of three Company-operated restaurants from March 27, 1995 to March 25, 1996.

            Royalties increased 11.1% to $1,648,275 for the quarter ended March 25, 1996, from $1,560,066 for the quarter ended March 27, 1995, due primarily to an increase in franchised Restaurant sales. This increase resulted from a net addition of 16 franchised restaurants since March 27, 1995. Comparable franchised restaurant sales for restaurants open at least 13 periods for the quarter ended March 25, 1996 decreased 1.6% as compared to the quarter ended March 27, 1995, primarily for the reasons outlined above.

            Franchise fees increased 246.4% to $450,336 for the quarter ended March 25, 1996 from $130,000 for the quarter ended March 27, 1995. This was a result of recording $390,000 of revenue (related costs included in selling, general and administrative expenses as discussed below) from terminations of Area Development Agreements net of the impact from opening fewer franchised Restaurants during the quarter ended March 25, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

            Modular Restaurant Package revenues decreased 80.9% to $114,681 for the quarter ended March 25, 1996 from $601,361 for the quarter ended March 27, 1995 due to decreased sales volume of Modular Restaurant Packages to the Company's franchisees and the utilization of available used Modular Restaurant Packages to satisfy orders. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the Modular Restaurant Package revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Costs of restaurant sales consists of food and paper costs. These expenses totalled $12,382,687 or 32.7% of restaurant sales for the quarter ended March 25, 1996, compared to $15,840,355 or 35.1% of restaurant sales for the quarter ended March 27, 1995. The decrease in food and paper costs as a percentage of restaurant sales was due primarily to the Company's decrease in beef costs and paper costs, as a percentage of sales. Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs which includes labor, supplies, utilities, rent and other costs. These expenses totalled $20,599,785 or 54.4% of restaurant sales for the quarter ended March 25, 1996 compared to $21,921,862 or 48.5% of restaurant sales for the quarter ended March 27, 1995.
 The increase in the quarter ended March 25, 1996 as a percentage of sales, was primarily related to increases in labor and benefits, utilities, and rent as a percentage of sales. A portion of the increase (as a percentage of sales) is a result of the decline in average restaurant sales relative to the fixed and semi-variable nature of many expenses.

            Costs of Modular Restaurant Package revenues totalled $309,867 or 270.2% of Modular Restaurant Package revenues for the quarter ended March 25, 1996, compared to $988,597 or 164.4% of such revenues for the quarter ended March 27, 1995. The increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the decline in the number of units produced relative to the fixed and semi-variable nature of many expenses. The Company and franchisees opened fewer restaurants for the quarter ended March 25, 1996 than in the comparable quarter of 1995.

            Selling, general and administrative expenses decreased to $2,440,032 or 6.1% of total revenues, for the quarter ended March 25, 1996, from $4,548,268 or 9.6% of total revenues for the quarter ended March 27, 1995. The decrease in these expenses was primarily attributable to the reduction of corporate personnel and related costs partially offset by the recognition to expense of previously deferred franchise costs of $115,657 associated with the above mentioned $390,000 of income from terminations of Area Development Agreements

            Advertising decreased to $811,318 or 2.1% of restaurant sales for the quarter ended March 25, 1996, from $2,072,664 or 4.6% of restaurant sales for the quarter ended March 27, 1995. The decrease in this expense was due to decreased expenditures for broadcast advertising.


            INTEREST EXPENSE. Interest expense increased to $1,252,358 or 3.1% of total revenues for the quarter ended March 25, 1996, from $1,215,416 or 2.6% of total revenues for the quarter ended March 27, 1995. This increase was due to an increase in the Company's effective interest rates and capitalized leases resulting from sale leaseback transactions in 1995.

            MINORITY INTEREST IN EARNINGS (LOSS). The Company recorded minority interest in earnings of $25,788 for the quarter ended March 25, 1996, as compared to minority interest in earnings of $37,688 for the quarter ended March 27, 1995. The decrease in minority interest in earnings for the quarter ended March 25, 1996 is due primarily to the lower number of joint venture Restaurants at March 25, 1996.

            INCOME TAX EXPENSE (BENEFIT).   Due to the loss for the quarter,
the Company recorded an income tax benefit of $154,662, or 38.0% of the loss before income taxes for the quarter ended March 25, 1996, as compared to an income tax benefit of $1,084,000, or 39.0% of earnings before income taxes for the quarter ended March 27, 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. The decrease in the net loss for the quarter ended March 25, 1996, when compared to the net loss for the quarter ended March 27, 1995, is due primarily to a decrease in depreciation and amortization, selling, general and administrative expenses, and advertising partially offset by a decrease in the average net restaurant sales and margins, a decrease in franchise store openings, a decrease in Modular Restaurant Package revenues and margins, and increased interest expense.

Liquidity and Capital Resources

            Prior to the IPO in November 1991, the primary sources of the Company's liquidity and capital resources were cash flows from operations and bank financing, as well as capital and operating leases. Following the IPO, until approximately late 1993, the Company utilized the proceeds of the IPO and its second public stock offering in May 1992, in addition to cash flows from operations, to provide funds for operations and capital expenditures.

Beginning in late 1993, the proceeds from the two stock offerings had been fully utilized, and the Company negotiated a credit facility with a group of banks, described below, to provide additional funds primarily for the development of new Restaurants.

            On October 28, 1993, the Company entered into a loan agreement with a group of banks ("Loan Agreement") providing for an unsecured, revolving credit facility. The Company borrowed approximately $50,000,000 under this facility primarily to open new Restaurants and pay off approximately $4,000,000 of previously existing debt.

            The Company subsequently arranged for this Loan Agreement to be converted to a term loan and collateralized the loan with substantially all of the Company's assets. The outstanding balance was $36,247,540 at March 25, 1996. The term loan requires monthly principal reductions continuing through July 1998. Beginning in the fifth period of 1996, principal payments are the greater of fixed monthly amounts or a formula based on Cash Flow as defined under the Loan Agreement. The remaining aggregate minimum principal repayments are $5,600,000 in 1996, $7,800,000 in 1997, $4,200,000 for the
period January through July 1998 and a balloon payment of $18,647,540 due July 31, 1998. Interest is payable monthly at the prime rate plus 2.5%. Dividends are prohibited, and the Company is required to maintain certain financial ratios under the Loan Agreement. The Company is in compliance with all such requirements.

            On March 15, 1996 the bank group agreed to advance an additional sum of up to $1,700,000 to be used by the Company for the payment of various property taxes (the "Property Tax Loan") On March 27, 1996, $1,572,737 was advanced to the Company under the Property Tax Loan. Interest accrues on the Property Tax Loan at the prime rate plus 2.5% and is secured by the existing collateral. The Property Tax Loan is to be repaid in full by July 1, 1996. The anticipated source of funds for retirement of the Property Tax Loan is a portion of an income tax refund due the Company. The Company also has a line of credit with the bank group of up to $1,000,000 through April 1997. The outstanding balance was $1,000,000 on March 25, 1996. Interest is payable monthly at the prime rate plus 2.5%. The line of credit has financial covenants and other requirements.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall-Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,788,000 as of March 25, 1996. The Rall-Folks Notes are fully subordinated to the Company's existing bank debt.

            Under the terms of the Rall-Folks Agreement, the Company guaranteed that if Rall-Folks sells all of the Common Stock issued for the Rall-Folks Notes in a reasonably prompt manner (subject to certain limitations described below) Rall-Folks will receive net proceeds from the sale of such stock equal to the Rall-Folks Purchase Price. If Rall-Folks receives less than such amount, the Company will issue to Rall-Folks, at the option of Rall-Folks, either (i) additional shares of Common Stock, to be sold by Rall-Folks, until Rall-Folks receives an amount equal to the Rall-Folks Purchase Price, or
(ii) a six-month promissory note bearing interest at 11%, with all principal and accrued interest due at maturity, and subordinated to the Company's bank debt pursuant to the same subordination provisions, equal to the difference between the Rall-Folks Purchase Price and the net amount received by Rall-Folks from the sale of the Common Stock.

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note").
 The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of March 25, 1996. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

            As further consideration for the transfer of the RDG Note to the Company, the Company agreed to issue RDG a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to a the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the 90 day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such 90 day period. The Warrant will be exercisable at any time within five years after the closing date.

            Under the terms of the RDG Agreement, the Company has guaranteed that if RDG sells all of such Common Stock issued for the RDG Note in a reasonably prompt manner (subject to certain limitations described below), RDG will receive net proceeds from the sale of such stock equal to at least 80% of the RDG Purchase Price. If RDG receives less than such amount, the Company will issue additional shares of Common Stock to RDG, to be sold by RDG, until RDG receives an amount equal to 80% of the Purchase Price.

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall-Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). Each of the parties has the right to terminate their respective Agreement if the closing has not occurred on or before such time (as extended). Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes will be extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note will be extended approximately one year.

            Under the terms of the Rall-Folks Agreement and the RDG Agreement, if the transaction contemplated therein is consummated, so long as Rall-Folks and RDG, respectively, is attempting to sell the Common Stock issued to it in a reasonably prompt manner (subject to the limitations described below), the Company is obligated to pay to it in cash an amount each quarter equal to 2.5% of the value of the Common Stock held by it on such date (such value being based upon the value of the Common Stock when issued to it).

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of March 25, 1996. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Such dates will be extended if NTDT fails to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

      In order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT:
(i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock.
 See "Risk Factors" below for a discussion of certain risks associated with the proposed sales of such Common Stock by Rall-Folks, RDG and NTDT.

            While the Company intends to consummate in the immediate future the purchase of the Rall-Folks Notes and the RDG Note using Common Stock, there can be no assurance that the Company will be able to do so. Pursuant to the terms of the Loan Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them in cash. Therefore, if the Company is unable to consummate the purchase of the Rall-Folks Notes and the RDG Note in exchange for Common Stock, or if NTDT is unable to sell sufficient Common Stock in a timely manner to be able to receive the required amounts under the NTDT Agreement, and the Company is unable to reach some other arrangements with Rall-Folks, RDG or NTDT, the Company will likely default in its payment obligations under such Note or Notes, and will likely be put into default under the terms of the Loan Agreement.

            During 1995, the Company opened and acquired eight Restaurants and total capital expenditures were approximately $2,900,000. The Company expects that from five to ten Company-operated Restaurants and 35 to 45 franchised Restaurants will be opened in 1996. The Company anticipates that minimal capital expenditures on its part will be required to open its five to ten Restaurants since eight Modular Restaurant Packages were substantially complete as of March 25, 1996, and some Restaurants may be opened under joint venture arrangements whereby the Company redeploys Modular Restaurant Packages available from previously closed sites and utilizes contributions from joint venture partners to fund site improvements. The Company expects that all planned capital expenditures for 1996 will approximate $3,000,000. The Loan Agreement allows $3,000,000 of Capital Expenditures, as defined by such agreement, per year. Any contributions of joint venture partners and non-cash transactions are excluded from the definition of Capital Expenditures.


            In the fiscal year ended January 1, 1996, the Company raised approximately $5,000,000 of net proceeds from sale-leaseback transactions whereby the Company sold and leased back certain Restaurant sites. A majority of these proceeds have been used to reduce the outstanding balance under the Loan Agreement. Under the terms of the Loan Agreement, a majority of the proceeds of any future sale-leasebacks or similar securitizations of the Company's assets must be paid to the bank group to reduce principal on the loan. The Company continues to investigate other financing sources. However, there can be no assurance that any such financing sources can be obtained on terms satisfactory to the Company and the inability to obtain additional capital would have a material adverse effect on the Company's ability to expand its number of Company-operated Restaurants beyond the range indicated above.

            The Company has previously had significant working capital due to the proceeds from its two public stock offerings. As of December 31, 1993, these proceeds had been utilized to purchase long-term property and equipment. The Company has negative working capital of $23,891,249 at March 25, 1996 (determined by subtracting current liabilities from current assets). It is anticipated that negative working capital for the Company will continue to be the case since approximately 86.5% of the Company's assets are long-term (property, equipment, goodwill and other), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.

            The Company has implemented numerous cost cutting and efficiency enhancing programs into the Restaurants. The focus was to create strategic alliances in several key purchasing and service areas along with leveraging system wide service contracts for Company stores. Overall, the Company believes fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows from 1996 operations and the terms of the Loan Agreement with its bank group should allow the Company to achieve its 1996 development plans and to pay operating expenses and the reductions required in 1996 under the Loan Agreement and the Company's other long-term debt obligations provided that the Company is successful in consummating the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock.

Inflation

            The Company does not believe inflation has had a material impact on earnings. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

Seasonality

            The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising and competitive market conditions. While certain quarters can be stronger, or weaker, for restaurant sales when compared to other quarters, there is no predominant pattern.

Government Regulations

            The Company is subject to state and federal labor laws that govern its relationships with its employees, such as requirements for minimum wage, overtime, working conditions and health insurance. Significant numbers of the food service personnel in the fast food industry are paid at rates related to the federal minimum wage. Accordingly, increases in the federal minimum wage would increase the Company's labor costs. Additionally, significant numbers of food personnel are not covered by employer sponsored health insurance. Implementation of federal or state laws or regulations requiring employers such as the Company to provide health benefits to all employees would also increase the Company's labor costs. The extent, timing and effect of any possible legislation in these areas is not reasonably estimable at this time.

Risk Factors

            The Company's prior operating results are not necessarily indicative of future results. The Company's future operating results may be affected by a number of factors, including: continued average restaurant sales declines; uncertainties related to the general economy; competition; costs of food and labor; the Company's ability to obtain adequate capital and to continue to lease or buy successful sites and construct new restaurants; and the Company's ability to locate capable franchisees. The price of the

Company's Common Stock can be affected by the above. Additionally, any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.


Shares Eligible for Future Sale

            The Company is currently engaged in various transactions in which it is anticipated that approximately 4,000,000 shares of Common Stock will be issued by the Company (representing approximately 7% of the shares outstanding after such issuance) as consideration for various assets, primarily the Rall-Folks Notes, the RDG Note and the NTDT Note (the "Notes") described above under "Liquidity and Capital Resources." The number of shares to be issued will be determined by dividing the outstanding balance due under the Notes (approximately $4,835,000 as of March 25, 1996) or the purchase price for the assets ($301,000) by the average of the closing sale price per share of the Common Stock for a set number of days prior to the closing date for each transaction. The shares will either be available for immediate sale by the persons and entities to whom they are issued, or the Company will be required to immediately register them for sale under the federal and state securities laws.

            Further, in connection with each of the transactions described above, the Company agreed to certain price protection provisions in the various purchase agreements which guarantee that the persons and entities to whom such Common Stock is issued will receive a set amount, generally 100%, of the amount due to them at closing from the sale of the Common Stock issued to them. If they receive less, the Company is obligated to issue additional shares of Common Stock to them which they may sell until such time as they have received the full amount guaranteed to be received by them. The Company is unable to predict the prices at which the Common Stock will be sold and whether it will be sold under circumstances which will require the Company to issue additional shares.

            In addition to the foregoing, the Company has previously issued shares of Common Stock in acquisition transactions with various franchisees and others and, in connection therewith, has granted registration rights to such persons for such stock. As a result of the exercise of such rights by such persons, the Company currently has an obligation to register for resale by such persons approximately 300,000 shares of Common Stock, with approximately 700,000 additional shares being subject to registration for resale upon demand.

            As described above under "Liquidity and Capital Resources," in order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock ("on an uptick"). While it is anticipated that the foregoing limits will allow an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the effect of a continuous offering of an average of 30,000 shares per day by Rall-Folks, RDG and NTDT is undeterminable at this time. There can be no assurance that the same will not have an adverse effect on the market price for the Common Stock.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            The Company, its directors, certain of its officers and its outside auditors are defendants in a proceeding styled IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-CIV-T-17A, in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular Restaurant buildings, are primarily directed to certain accounting principles followed by a Checkers' division, Champion Modular Restaurant Company, a producer of modular Restaurant building packages for use by Checkers and its franchisees. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between November 22, 1991 and October 3, 1993, and seek an unspecified amount of damages. The Company believes that this lawsuit is unfounded and without merit, and intends to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            The Company, one of its directors and a former officer/director are defendants in a proceeding styled LOPEZ, ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC., Case No. 94-282-CIV-T-17C, in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the defendants made certain materially false and misleading public statements concerning the pricing practices of competitors and analysts' projections of the Company's earnings for the year ended December 31, 1993, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between August 26, 1993 and March 15, 1994, and seek an unspecified amount of damages.
 Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for various of the Director and Officer liability insurance carriers to pay $8,175,000 cash and for the Company to issue warrants, valued at approximately $3,000,000, for the purchase of 5,100,000 shares of the Company's common stock at a price of $1.4375 per share. The warrants will be exercisable for a period of four years after the effective date of the settlement. The settlement is subject to the execution of an appropriate stipulation of settlement and other documentation as may be required or appropriate to obtain approval of the settlement by the court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlement.

            On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC.
V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon

Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, a Checkers franchisee. The original complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original complaint alleged that the Company is liable for all damages caused to the plaintiffs. The plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the plaintiffs in Checkers franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. On November 27, 1995 the court granted the Company's motion to dismiss the plaintiff's claims of intentional infliction of emotional distress. The plaintiffs subsequently filed an amended complaint with additional allegations that, generally, certain officers negligently inflicted emotional distress upon Ms. Greenfelder and tortiously interfered with various contracts and business relationships, and that the Company negligently retained various officers in the Company's employ and breached various covenants of good faith and fair dealing in connection with franchise agreements between the parties. On March 26, 1996 the court dismissed each of those claims. The Company believes that this lawsuit is unfounded and without merit, and intends to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            On August 10, 1995, a state court counterclaim and third party complaint was filed in the Circuit Court of the thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES
F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action, filed by the Company in July 1995 against Mr. Gagne and Tampa Checkmate Food Services, Inc. a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. were induced into entering into various franchise agreements with and personal guarantees to the Company based upon misrepresentations by the Company. The counterclaim and third party complaint seeks damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Gagne in Checkers franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The counterclaim was dismissed by the court on January 26, 1996 with the right to amend. On February 12, 1996 the counterclaimants filed an amended counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The amended counterclaim seeks a judgement for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company intends to vigorously prosecute its complaint in the original action. The Company believes the amended counterclaim by the counterclaimants is unfounded and without merit, and intends to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            Herbert G. Brown, Chairman of the Board of Directors of the Company, resigned as Chairman of the Board and as a Director of the Company on April 23, 1996. Mr. Brown cited his age and his desire to spend more time with his family as the reasons for his resignation.

            Jared D. Brown and George W. Cook, Directors of the Company whose terms will expire at the 1996 Annual Meeting of Stockholders, have announced that they will not stand for reelection at that Meeting. In addition, Mr. Harry C. Cline, a Director of the Company, has announced that he will resign from the Board of Directors effective as of the end of the 1996 Annual meeting of Stockholders.

            The Board of Directors intends to nominate Messrs. Clarence V. McKee and Barry M. Alpert to stand for election at the 1996 Annual Meeting to fill the seats being vacated by messrs. Jared D. Brown and George W. Cook.
Mr. McKee has served as the President and Chief Executive Officer of McKee Communications, Inc., a Tampa, Florida based company engaged in the acquisition and management of communications companies, since October 1992. From 1987 to October 1992, Mr. McKee was the co-owner, Chairman and Chief Executive Officer of WTVT-Inc., the licensee of television channel 13 in Tampa, Florida. Mr. McKee is a member of the Boards of Directors of the Florida Progress Corporation and its subsidiary, Florida Power Corporation, and Barnett Banks, Inc. He is a former chairman of the Florida Association of Broadcasters.

            Barry M. Alpert serves as Senior Vice President Investment Banking for Robert W. Baird & Co. Incorporated, a registered broker dealer, where he has been employed since October 1991. From April 1991 to October 1991, Mr. Alpert served as Chairman of the Board of Alpert Financial Group, Inc., a private investment company in Seminole, Florida. From 1989 to April 1991, Mr. Alpert served as President of Pioneer Western Corporation, a financial services corporation in Largo, Florida. Mr. Alpert has been involved in the financial services industry for almost 20 years, and has served on the Boards of Directors of numerous financial institutions and insurance companies during that time. Mr. Alpert currently serves as a member of the Board of Directors of Reptron Electronics, Inc., a manufacturer of electronic parts and equipment in Tampa, Florida, and is a Member/Commissioner of the Florida Real Estate Commission.

            The Board of Directors reduced the number of seats on the Board to seven following the resignation of Mr. Herbert G. Brown, and will reduce the number to six following the resignation of Mr. Cline at the close of the 1996 Annual Meeting.
                                    28

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:

            Exhibit 27:  Financial Data Schedule

(b)         Reports on 8-K:

            The following reports on Form 8-K were filed during the quarter covered by this report:

                The Company filed a Report on Form 8-K with the Commission dated January 12, 1996, reporting under Item 5 the engagement of Raymond James and Associates, Inc. as financial consultants to the Company.

                The Company filed a Report on Form 8-K with the Commission dated January 25, 1996 reporting under Item 5 the resignations of La-Van Hawkins and Richard C. Postle from the Company's Board of Directors.

                The Company filed a Report on Form 8-K with the Commission dated March 18, 1996 reporting under Item 5 the announcement of operating results for the fourth quarter of 1995 and for the fiscal year ended January 1, 1996.

SIGNATURE
- ---------

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       Checkers Drive-In Restaurants, Inc.
                                       -----------------------------------
                                                  (Registrant)


Date:   May 8, 1996

                                       /s/ Albert J. DiMarco
                                       -----------------------------------
                                       Albert J. DiMarco
                                       President and Chief Executive Officer





Date:   May 8, 1996

                                       /s/ Keith J. Kinsey
                                       ------------------------------------
                                       Keith J. Kinsey
                                       Executive Vice President, Chief
                                       Operating Officer, Chief Financial
                                       Officer and Principal Accounting
                                       Officer