Form 10-Q
period 1996-06-17
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1996-08-01
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 51,768,480 shares of Common Stock, par value $.001 per share, outstanding as of July 31, 1996.

      This document contains 67 pages. Exhibit Index appears at page 28.

                              TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION                                            PAGE

Item 1      Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets
                 June 17, 1996 and January 1, 1996............................3
               Condensed Consolidated Statements of Operations
                 Quarters ended June 17, 1996 and June 19, 1995 and
                 Two Quarters ended June 17, 1996 and June 19, 1995...........5
               Condensed Consolidated Statements of Cash Flows
                 Quarters ended June 17, 1996 and June 19, 1995...............6
               Notes to Consolidated Financial Statements.....................8

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................14



PART II     OTHER INFORMATION

Item 1      Legal Proceedings................................................24

Item 2      Changes in Securities............................................25

Item 3      Defaults Upon Senior Securities..................................25

Item 4      Submission of Matters to a Vote of Security Holders .............25

Item 5      Other Information................................................25

Item 6      Exhibits and Reports on Form 8-K.................................26

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS
                                                                           JUNE 17,       JANUARY 1,
                                                                             1996            1996
                                                                       -------------    -------------
CURRENT ASSETS:

Cash and cash equivalents                                              $   2,907,157    $   3,363,796
Accounts receivable                                                        2,100,530        1,942,544
Notes receivable                                                           8,079,552        2,885,962
Inventory                                                                  3,043,462        3,161,996
Property and equipment held for resale                                     4,261,608        4,338,964
Costs and earnings in excess of (less than) billings on
    uncompleted contracts                                                   (149,502)          (6,262)
Income taxes receivable                                                    1,688,000        3,272,594
Prepaid expenses and other current assets                                  2,678,216        1,374,794
                                                                       -------------    -------------

       Total current assets                                               24,609,023       20,334,388


Property and equipment, at cost, net of accumulated depreciation
    and amortization                                                     115,264,296      119,949,100
Notes receivable from related parties                                           --          5,182,355
Goodwill and non-compete agreements, net of accumulated amortization
    of $3,211,665 at January 1, 1996 and $3,731,437 at June 17, 1996      16,417,441       17,019,078
Deferred income taxes                                                      3,426,659        3,358,000
Deposits and other noncurrent assets                                         955,515          975,996
                                                                       -------------    -------------

                                                                       $ 160,672,934    $ 166,818,917
                                                                       =============    =============






















See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS EQUITY
                                                                            JUNE 17,       JANUARY 1,
                                                                              1996            1996
                                                                         -------------    -------------
CURRENT LIABILITIES:

Short term debt                                                          $   1,000,000    $   1,000,000
Current installments of long-term debt                                      15,300,037       13,170,619
Accounts payable                                                            12,680,023       10,536,745
Accrued wages, salaries and benefits                                         2,641,904        2,637,830
Reserves for restructuring, restaurant relocations and abandoned sites       2,271,435        2,290,223
Accrued liabilities                                                          8,909,890       13,652,230
Deferred income                                                                488,495          300,000
                                                                         -------------    -------------

       Total current liabilities                                            43,291,784       43,587,647


Long-term debt, less current installments                                   32,289,377       38,090,278
Deferred franchise fee income                                                  593,000          763,000
Minority interests in joint ventures                                           770,421          549,255
Other noncurrent liabilities                                                 5,283,335        3,852,729
                                                                         -------------    -------------

       Total liabilities                                                    82,227,917       86,842,909


STOCKHOLDERS EQUITY:

Preferred stock, $.001 par value. Authorized 2,000,000 shares, no shares outstanding
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 51,528,480 at January 1, 1996 and 51,768,480 at
    June 17, 1996                                                               51,768           51,528
Additional paid-in capital                                                  90,298,598       90,029,213
Warrants to be issued in settlement of litigation                            3,000,000        3,000,000
Retained earnings                                                          (14,505,349)     (12,704,733)
                                                                         -------------    -------------

                                                                            78,845,017       80,376,008
Less treasury stock, at cost, 578,904 shares                                   400,000          400,000
                                                                         -------------    -------------

       Net stockholders' equity                                             78,445,017       79,976,008
                                                                         -------------    -------------

                                                                         $ 160,672,934    $ 166,818,917
                                                                         =============    =============















See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       QUARTER ENDED                TWO QUARTERS ENDED

                                              JUNE 17, 1996    JUNE 19, 1995   JUNE 17, 1996   JUNE 19, 1995
                                              ----------------------------------------------------------------
REVENUES:

Net restaurant sales                           $ 36,108,696    $ 44,877,816    $ 72,317,814    $ 88,630,803
Royalties                                         1,877,031       1,688,241       3,525,306       3,248,306
Franchise fees                                      132,520         231,250         582,856         361,250
Modular restaurant packages                         532,051       2,125,610         646,732       2,726,971
                                             ---------------------------------------------------------------

Total revenues                                   38,650,298      48,922,917      77,072,708      94,967,330
                                             ---------------------------------------------------------------


COSTS AND EXPENSES:

Restaurant food and paper cost                   12,280,475      16,116,251      24,663,162      31,987,620
Restaurant labor costs                           12,751,347      13,863,086      25,202,203      27,669,010
Restaurant occupancy expense                      2,832,918       2,892,786       5,656,454       5,778,943
Restaurant depreciation and amortization          1,956,318       2,624,795       3,958,409       5,463,485
Advertising expense                               1,245,421       2,110,873       2,106,927       4,232,700
Other restaurant operating expense                3,418,152       3,586,702       6,238,094       7,274,747
Costs of modular restaurant package revenues        649,119       2,238,960         998,379       3,280,644
Other depreciation and amortization                 899,193         898,388       1,666,410       1,734,317
Selling, general and administrative expenses      4,045,831       5,281,812       7,296,529       9,854,746
                                             ---------------------------------------------------------------

    Total costs and expenses                     40,078,774      49,613,653      77,786,567      97,276,212
                                             ---------------------------------------------------------------

    Operating Loss                               (1,428,476)       (690,736)       (713,859)     (2,308,882)
                                             ---------------------------------------------------------------


OTHER INCOME (EXPENSE):

Interest Income                                     339,349         139,579         495,873         234,053
Interest Expense                                 (1,352,890)     (1,431,464)     (2,605,248)     (2,646,880)
                                             ---------------------------------------------------------------

  Loss before minority interests and income
     tax benefit                                 (2,442,017)     (1,982,621)     (2,823,234)     (4,721,709)
Minority interests                                   40,594          34,273          66,382          71,961
                                             ---------------------------------------------------------------

  Loss before income tax benefit                 (2,482,611)     (2,016,894)     (2,889,616)     (4,793,670)
Income tax benefit                                 (934,338)       (786,000)     (1,089,000)     (1,870,000)
                                             ---------------------------------------------------------------

  Net loss                                     $ (1,548,273)   $ (1,230,894)   $ (1,800,616)   $ (2,923,670)
                                             ===============================================================

Net loss per common share                      $      (0.03)   $      (0.02)   $      (0.03)   $      (0.06)
                                             ===============================================================

Weighted average number of common shares
outstanding                                      51,699,432      50,404,363      51,613,450      50,296,666
                                             ===============================================================

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   TWO QUARTERS ENDED

                                                              JUNE 17, 1996   JUNE 19, 1995
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $(1,800,616)   $(2,923,670)
Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                              5,677,722      7,276,346
       Loss on sale of equipment                                    105,340         17,692
       Minority interests in earnings                                66,382         71,961
Change in assets and liabilities:
     (Increase) decrease in receivables                            (169,221)       200,976
     Decrease in inventory                                          118,534        802,577
     Decrease (increase) in costs and earnings in excess of
        billings on uncompleted contracts                           143,240       (925,978)
     Decrease in income taxes receivable                          1,584,594        131,782
     Decrease (increase) in prepaid expenses and other           (1,372,324)       (69,975)
     Increase in deferred income taxes                              (68,659)      (883,000)
     Decrease (increase) in deposits and other                       20,481       (180,606)
     Increase (decrease) in accounts payable                      2,143,278     (5,139,884)
     (Decrease) increase in accrued liabilities                  (3,357,999)       543,193
     Increase in deferred income                                     18,495        375,000
                                                                -----------    -----------

       Net cash provided (used) by operating activities           3,109,247       (703,586)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                             (1,745,304)    (1,192,612)
Proceeds from sale of assets                                      1,467,992      5,279,592
Increase in goodwill and noncompete agreements                         --          (88,823)
                                                                -----------    -----------

       Net cash provided (used) in investing activities            (277,312)     3,998,157
                                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings of long-term debt                             --        4,183,195
Principal payments on long-term debt                             (3,443,358)    (8,377,212)
Proceeds from investment by minority interests                      285,000           --
Distributions to minority interests                                (130,216)       (98,425)
                                                                -----------    -----------

       Net cash used by financing activities                     (3,288,574)    (4,292,442)
                                                                -----------    -----------

       Net decrease in cash                                        (456,639)      (997,871)
CASH AT BEGINNING OF PERIOD                                       3,363,796      3,511,525
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $ 2,907,157    $ 2,513,654
                                                                ===========    ===========


Supplemental disclosures of cash flows information --
    Interest paid                                              $ 2,513,872     $ 2,133,742
    Income taxes paid                                                 --       $   180,265
    Capital lease obligations incurred                                --       $ 5,000,000
Schedule of noncash investing and financing activities --
    Acquisition of companies:
       Fair value of assets acquired                                  --       $ 2,722,738
       Liabilities assumed                                            --        (1,895,982)
       Stock issued                                                   --          (737,933)
                                                               -----------     -----------

Total cash paid for net assets acquired                               --       $    88,823
                                                               ===========     ===========


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION - The accompanying unaudited financial state-ments have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The operating results for the two quarters ended June 17, 1996, are not necessarily an indication of the results that may be expected for the year ending December 30, 1996. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended January 1, 1996. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 1, 1996 consolidated financial statements. As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a year which will generally end on the Monday closest to December 31. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(B) PURPOSE OF ORGANIZATION - The principal business of the Company is the operation and franchising of Checkers restaurants (the "Restaurants"). At June 17, 1996, there were 507 Restaurants operating in 23 different states and the District of Columbia. Of those Restaurants, 243 were Company-operated (including one 51%-owned, three 50%-owned and one 75%-owned joint ventures) and 264 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

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

(D) CASH, AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents are $1,255,000 in restricted funds for workers compensation self-insurance purposes.

(E) RECEIVABLES - Receivables consist primarily of franchise fees and royalties due from franchisees, and receivables from the sale of modular restaurant packages. The allowance for doubtful receivables was $1,357,938 at January 1, 1996 and $1,493,372 at June 17, 1996.

(F) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(G) PRE-OPENING COSTS - Labor costs and costs of hiring and training personnel relating to opening new restaurants are capitalized and amortized over 13 periods. Such costs totalled $161,234 at January 1, 1996 and $97,752 at June 17, 1996.
                                        8

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

(M) STOCK SPLIT - The Company declared a three-for-two stock split, payable in the form of a stock dividend effective June 30, 1993. All share information and per share information in these financial statements has been retroactively restated to reflect the split.

(N) RECLASSIFICATIONS - Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2            LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                 June 17,    January 1,
                                                                                  1996         1996
                                                                               -----------   -----------
Notes payable under Loan Agreement                                             $34,718,099   $37,021,241
Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 11.35%, payable monthly      9,317,967    10,578,069
Unsecured notes payable, bearing interest at rates ranging from prime to 12%     3,480,852     3,580,852
Other                                                                               72,496        80,735
                                                                               -----------   -----------
Total long-term debt                                                            47,589,414    51,260,897
Less current installments                                                       15,300,037    13,170,619
                                                                               -----------   -----------
Long-term debt, less current installments                                      $32,289,377   $38,090,278
                                                                               ===========   ===========

            On October 28, 1993, the Company entered into a loan agreement with a group of banks ("Loan Agreement") providing for an unsecured, revolving credit facility. The Company borrowed approximately $50,000,000 under this facility primarily to open new Restaurants and pay off approximately $4,000,000 of previously existing debt.

            The Company subsequently arranged for this Loan Agreement to be converted to a term loan and collateralized the loan with substantially all of the Company's assets. The outstanding balance was $34,718,099 at June 17, 1996. The term loan requires monthly principal reductions continuing through July 1998. Beginning in the fifth period of 1996, principal payments are the greater of fixed monthly amounts or a formula based on Cash Flow as defined under the Loan Agreement. The remaining aggregate minimum principal repayments are $5,600,000 in 1996, $7,800,000 in 1997, $4,200,000 for the period January through  July 1998 and a  balloon  payment  of  $18,647,540  due July 31,  1998.

Interest is payable monthly at the prime rate plus 2.5% Dividends are prohibited and the Company is required to maintain certain financial ratios under the Loan Agreement.
            On March 15, 1996, the bank group agreed to advance an additional sum of up to $1,700,000 to be used by the Company for the payment of various property taxes ("the Property Tax Loan"). On March 27, 1996, $1,572,737 was advanced to the Company under the Property Tax Loan. Interest accrues on the Property Tax Loan at the prime rate plus 2.5% and is secured by existing collateral. The Property Tax Loan was retired by a portion of an income tax refund received by the Company during June, 1996. The Company also has a line of credit with the bank group of up to $1,000,000 through April 1997. The outstanding balance was $1,000,000 on June 17, 1996. Interest is payable monthly at the prime rate plus 2.5%. The line of credit has financial covenants and other requirements.
            In early July 1996, DDJ Capital Management LLC ("DDJ") began negotiating with the bank group for an assignment to it of all of the bank group's rights under the Loan Agreement. Anticipating the transfer of the Loan Agreement and the debt thereunder, and due to impairment of its current cash flow, the Company did not make the $500,000 principal payment due under the Loan Agreement on July 15, 1996. On July 29, 1996, the Company and the bank group entered into an amendment to the Loan Agreement providing for the assignment of all of the rights of the bank group under the Loan Agreement and The Galileo Fund, L.P. ("Galileo Fund"), an affiliate of DDJ. The amendment also provides for a temporary waiver of all defaults (the July 15 payment default and failure to meet certain financial covenants at the end of the second fiscal quarter) by the Company under the Loan Agreement until August 15, 1996. Upon the assignment of the Loan Agreement to it, Galileo Fund immediately assigned a portion of its interests in the Loan Agreement and the amounts due thereunder to Foothill Capital Corporation, Pearl Street L.P. and Canpartners Investments IV, LLC (collectively, Galileo Fund, the"Investor Group"). Although no assurance can be given that it will be successful, and failure would result in a default under the Loan Agreement, the Company is currently negotiating an amendment to the Loan Agreement with the Investor Group in order to establish a repayment schedule and financial covenants with which the Company will be able to comply in light of its current financial situation.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall- Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,888,000 as of January 1, 1996 and $1,788,000 as of June 17, 1996. The Rall-Folks Notes are fully subordinated to the Company's existing bank debt.

            Under the terms of the Rall-Folks Agreement, the Company guaranteed that if Rall-Folks sells all of the Common Stock issued for the Rall-Folks Notes in a reasonably prompt manner (subject to certain limitations described below) Rall-Folks will receive net proceeds from the sale of such stock equal to the Rall-Folks Purchase Price. If Rall-Folks receives less than such amount, the Company will issue to Rall-Folks, at the option of Rall-Folks, either (i) additional shares of Common Stock, to be sold by Rall-Folks, until Rall-Folks receives an amount equal to the Rall-Folks Purchase Price, or (ii) a six-month promissory note bearing interest at 11%, with all principal and accrued interest due at maturity, and subordinated to the Company's bank debt pursuant to the same subordination provisions, equal to the difference between the Rall-Folks Purchase Price and the net amount received by Rall-Folks from the sale of the Common Stock.
            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of January 1, 1996 and as of June 17, 1996. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

            As further consideration for the transfer of the RDG Note to the Company, the Company agreed to issue RDG a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to a the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the 90 day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing
                                       10
date to the average closing price for such 90 day period. The Warrant will be exercisable at any time within five years after the closing date.
            Under the terms of the RDG Agreement, the Company has guaranteed that if RDG sells all of such Common Stock issued for the RDG note in a reasonably prompt manner (subject to certain limitations described below), RDG will receive net proceeds from the sale of such stock equal to at least 80% of the RDG Purchase Price. If RDG receives less than such amount, the Company will issue additional shares of Common Stock to RDG, to be sold by RDG, until RDG receives an amount equal to 80% of the Purchase Price.
            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). Each of the parties has the right to terminate their respective Agreement if the closing has not occurred on or before such time (as extended). Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes will be extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note will be extended approximately one year.

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

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of January 1, 1996 and $1,126,162 as of June 17, 1996. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Such dates will be extended if NTDT fails to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or
                                       11
trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

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

            The consummation of the transaction with each of RDG, Rall-Folks and NTDT has been delayed pending the assignment of the Loan Agreement to the Investor Group and the renegotiation of the Loan Agreement. Pursuant to the terms of the current Loan Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them or make arrangements to repay them in cash. The Company is unable to predict at this time what arrangements may be negotiated with the Investor Group with respect to the Company's obligations under the agreements and notes with RDG, Rall-Folks and NTDT. In the event that the Company is unable to negotiate an amendment to the Loan Agreement that is mutually acceptable to the Company and the Investor Group, the Company will likely default under the Loan Agreement and be unable to consummate the currently contemplated transactions with RDG, Rall-Folks and NTDT and will, therefore, likely default under the RDG Note, the Rall-Folks Notes and the NTDT Note.

NOTE 3:     STOCK OPTION PLAN AND WARRANTS

            In August 1991, the Company adopted a stock option plan whereby incentive stock options, nonqualified stock options, stock appreciation rights and restricted shares can be granted to eligible salaried individuals. All options expire no later than 10 years from the date of grant. The Company has reserved 3,500,000 shares for issuance under the plan. At June 17, 1996, the Company had outstanding nonqualified options at per share prices ranging from $1.09 to $19.00 to purchase 2,561,697 common shares which vest in years through 1999.

            In August 1994, employees granted $11.50,  $11.63, $12.33 and $19.00 options were given the opportunity to forfeit those options and be granted an option to purchase a share at $5.13 for every two option shares retired. As a result of this offer, options for 662,228 shares were forfeited in return for options for 331,114 shares at $5.13 per share.

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

            On July 12, 1996, the Company issued incentive stock options to purchase 934,679 shares at $1.53 per share which vest ratably, 25% on July 12, 1996 and an additional 25% on each July 12th through 1999, to certain employees of the Company.

            On March 31, 1995, the Company agreed to issue 150,000 warrants to the bank group under the loan agreement described in Note 3. The exercise price of the warrants is $2.69 per share. The warrants vest in one-third increments on April 30, 1996, October 30, 1996 and April 30, 1997. These warrants were transferred to the Investor Group.

            As partial consideration for the transfer of a promissory note of the Company (the "Note") back to the Company, the Company is obligated to deliver to the holder of the Note a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to as the "Average Closing Price"); however, in the event that the average closing
                                       12
price of the Common Stock for the ninety day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such ninety day period. The Warrant will be exercisable at any time within five years after the closing date. The Company is obligated to register the stock acquired by the holders of the Warrant. See Note 2.

            The Company expects to issue warrants to purchase 5,100,000 shares of Common Stock at an exercise price of $1.375 per share in settlement of that certain litigation entitled LOPEZ ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC., Case No. 94-282-CIV-T-17C. These warrants have been valued by the Company at $3,000,000.

NOTE 4:     SUBSEQUENT EVENT

            As of the close of business July 1, 1996, the Company acquired certain general and limited partnership interests in 12 Checkers restaurants in the Chicago area and other assets as a result of the bankruptcy of Chicago Double Drive-Thru, Inc. ("CDDT"). These assets were received in lieu of past due royalties, notes receivable and accrued interest from CDDT totalling approximately $4,100,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      The principal business of the Company is the operation and franchising of Checkers Restaurants. As of June 17, 1996, the Company had an ownership interest in 243 Company-operated Restaurants and an additional 264 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of June 17, 1996, there were 238 such Restaurants) and
(ii) the Company owns a 50%, 51% or 75% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") while the remaining 50%, 49% or 25%, respectively, is owned by a joint venture partner (as of June 17, 1996, there were five such Joint Venture Restaurants).

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

                                                                 QUARTER ENDED              TWO QUARTERS ENDED
                                                                  (UNAUDITED)                  (UNAUDITED)
                                                       ------------------------------------------------------------
                                                           JUNE 17,       JUNE 19,        JUNE 17,        JUNE 19,
                                                            1996           1995            1996            1995
                                                       ------------------------------------------------------------
Revenues:
    Gross restaurant sales                                   95.3%          93.8%           96.9%           95.9%
        Coupons and discounts                                -1.9%          -2.1%           -3.1%           -2.6%
                                                       ------------------------------------------------------------
    Net Restaurant Sales                                     93.4%          91.7%           93.8%           93.3%
    Royalties                                                 4.9%           3.5%            4.6%            3.4%
    Franchise fees                                            0.3%           0.5%            0.8%            0.4%
    Modular restaurant packages                               1.4%           4.3%            0.8%            2.9%
                                                       ------------------------------------------------------------
       Total revenues                                       100.0%         100.0%          100.0%          100.0%

Costs and Expenses:
    Restaurant food and paper costs (1)                      33.3%          35.1%           33.0%           35.1%
    Restaurant labor costs (1)                               34.6%          30.2%           33.7%           30.4%
    Restaurant occupancy expense (1)                          7.7%           6.3%            7.6%            6.3%
    Restaurant depreciation and amortization (1)              5.3%           5.7%            5.3%            6.0%
    Advertising expense (1)                                   3.4%           4.6%            2.8%            4.6%
    Other restaurant operating expense (1)                    9.3%           7.8%            8.4%            8.0%
    Costs of modular restaurant package revenues (2)        122.0%         105.3%          154.4%          120.3%
    Other depreciation and amortization                       2.3%           1.8%            2.2%            1.8%
    Selling, general and administrative expense              10.5%          10.8%            9.5%           10.4%
                                                       ------------------------------------------------------------
Operating loss                                               -3.7%          -1.4%           -0.9%           -2.4%
                                                       ------------------------------------------------------------
Other income (expense):
    Interest income                                           0.9%           0.3%            0.6%            0.2%
    Interest expense                                         -3.5%          -2.9%           -3.4%           -2.8%
    Minority interests                                        0.1%           0.1%            0.1%            0.1%
                                                       ------------------------------------------------------------
       Loss before income tax benefit                        -6.4%          -4.1%           -3.7%           -5.0%
    Income tax benefit                                       -2.4%          -1.6%           -1.4%           -2.0%
                                                       ------------------------------------------------------------
       Net loss                                              -4.0%          -2.5%           -2.3%           -3.1%
                                                       ============================================================
Operating data:
    System-wide restaurant sales (in 000's):
       Company-operated                                  $  36,107      $  45,908       $  72,318       $  91,081
       Franchised                                           47,182         48,842          89,297          91,984
                                                       -----------------------------------------------------------
             Total                                       $  83,289      $  94,750       $ 161,615       $ 183,065
                                                       ============================================================

Average annual net sales per restaurant open for a full year (in 000's) (3):
    Company-operated                                                                         $615            $782
    Franchised                                                                               $704            $793
    System-wide                                                                              $661            $787
                                                                                       -----------------------------

Number of restaurants (4):
    Company-operated                                                                          243             252
    Franchised                                                                                264             242
                                                                                       -----------------------------
             Total                                                                            507             494
                                                                                       =============================

(1)    As a percent of gross restaurant sales.
(2)    As a percent of Modular restaurant package revenues.
(3)    Includes sales of Restaurants open for entire trailing 13 period year and stores expected to be closed in the following year.
(4)    Number of Restaurants open at end of period.


COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 17, 1996 AND QUARTER ENDED JUNE 19, 1995

            REVENUES. Total revenues decreased 21.0% to $38,650,298 for the quarter ended June 17, 1996 compared to $48,922,917 for the quarter ended June 19, 1995. Company-operated net restaurant sales decreased 19.5% to $36,108,696 for the quarter ended June 17, 1996 from $44,877,816 for the quarter ended June 19, 1995. Comparable Company-operated net restaurant sales for the quarter ended June 17, 1996 decreased 21.3% compared to the quarter ended June 19, 1995. Comparable Restaurants are those open at least 13 periods. These decreases in net restaurant sales are primarily attributable to continuing sales pressure from competitors and the recent inability of the Company to fund a competitive advertising campaign. In addition, Company-operated net restaurant sales were negatively impacted by a net decrease of nine Company- operated Restaurants from June 19, 1995 to June 17, 1996.

            Royalties increased 11.2% to $1,877,031 for the quarter ended June 17, 1996, from $1,688,241 for the quarter ended June 19, 1995, due primarily to an increase in franchised restaurant sales. This increase resulted from a net addition of 22 franchised Restaurants since June 19, 1995. Comparable franchised restaurant sales for Restaurants open at least 13 periods for the quarter ended June 17, 1996 decreased 3.4% as compared to the quarter ended June 19, 1995.

            Franchise fees decreased 42.7% to $132,520 for the quarter ended June 17, 1996 from $231,250 for the quarter ended June 19, 1995. This was a result of opening fewer franchised Restaurants during the quarter ended June 17, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular Restaurant Package revenues decreased 75.0% to $532,051 for the quarter ended June 17, 1996 from $2,125,610 for the quarter ended June 19, 1995 due to decreased sales volume of Modular Restaurant Packages to the Company's franchisees and the utilization of available used Modular Restaurant Packages to satisfy orders. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the Modular Restaurant Package revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $12,280,475 or 33.3% of gross restaurant sales for the quarter ended June 17, 1996, compared to $16,116,251 or 35.1% of gross restaurant sales for the quarter ended June 19, 1995. The decrease in food and paper costs as a percentage of gross restaurant sales was due primarily to the Company's decrease in beef costs and paper costs.

            Restaurant labor costs, which includes restaurant salaries, wages, benefits and related taxes, totalled $12,751,347 or 34.6% of gross restaurant sales for the quarter ended June 17, 1996, compared to $13,863,086 or 30.2% of gross restaurant sales for the quarter ended June 19, 1995. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2,832,918 or 7.7% of gross restaurant sales for the quarter ended June 17, 1996, compared to $2,892,786 or 6.3% of gross restaurant sales for the quarter ended June 19, 1995. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these expenses.

            Restaurant depreciation and amortization decreased 25.5% to $1,956,318 for the quarter ended June 17, 1996, from $2,624,795 for the quarter ended June 19, 1995, due primarily to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1996.

            Advertising expense decreased to $1,245,421 or 3.4% of gross restaurant sales for the quarter ended June 17, 1996, from $2,110,873 or 4.6% of gross restaurant sales for the quarter ended June 19, 1995. The decrease in this expense was due to decreased expenditures for advertising.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs.
These expenses totalled $3,418,152 or 9.3% of net restaurant sales for the quarter ended June 17, 1996 compared to $3,586,702 or 7.8% of gross restaurant sales for the quarter ended June 19, 1995. The increase in the quarter ended June 17, 1996 as a percentage of gross restaurant sales, was primarily related to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses, partially offset by reduced repairs and maintenance expenditures.

            Costs of Modular Restaurant Package revenues totalled $649,119 or 122.0% of Modular Restaurant Package revenues for the quarter ended June 17, 1996, compared to $2,238,960 or 105.3% of such revenues for the quarter ended June 19, 1995. The increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the decline in the number of units produced relative to the fixed and semi-variable nature of many expenses. The Company and franchisees opened fewer restaurants for the quarter ended June 17, 1996 than in the comparable quarter of 1995.

            Selling, general and administrative expenses decreased to $4,045,831 or 10.5% of total revenues, for the quarter ended June 17, 1996, from $5,281,812 or 10.8% of total revenues for the quarter ended June 19, 1995. The decrease in these expenses was primarily attributable to the reduction in corporate personnel and related costs.

            INTEREST EXPENSE. Interest expense decreased to $1,352,890 or 3.5% of total revenues for the quarter ended June 17, 1996, from $1,431,464 or 2.9% of total revenues for the quarter ended June 19, 1995. This decrease was due to a lower average debt principal balance outstanding during the quarter ended June 17, 1996 than in the comparable quarter of 1995, partially offset by an increase in the Company's effective interest rates.

            MINORITY INTEREST IN EARNINGS. The Company recorded minority interest in earnings of $40,594 for the quarter ended June 17, 1996, as compared to minority interest in earnings of $34,273 for the quarter ended June 19, 1995. The increase in minority interest in earnings for the quarter ended June 17, 1996 is due primarily to the lower number of joint venture Restaurants at June 17, 1996.

            INCOME TAX BENEFIT. Due to the loss for the quarter, the Company recorded an income tax benefit of $934,338, or 37.6% of the loss before income taxes for the quarter ended June 17, 1996, as compared to an income tax benefit of $786,000, or 39.0% of earnings before income taxes for the quarter ended June 19, 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS.  The  increase in the net loss for the quarter  ended June
17, 1996, when compared to the net loss for the quarter ended June 19, 1995, is due primarily to a decrease in the average net restaurant sales and margins, a decrease in Modular Restaurant Package revenues and margins partially offset by an increase in royalties, decreases in restaurant food and paper costs as a percentage of sales, depreciation and amortization, advertising expense, selling, general and administrative expenses, and interest expense.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 17, 1996 AND TWO QUARTERS ENDED JUNE 19, 1995

            REVENUES. Total revenues decreased 18.8% to $77,072,708 for the quarters ended June 17, 1996 compared to $94,967,330 for the two quarters ended June 19, 1995. Company-operated net restaurant sales decreased 18.4% to $72,317,814 for the quarters ended June 17, 1996 from $88,630,803 for the two quarters ended June 19, 1995. Comparable Company-operated restaurant sales for the two quarters ended June 17, 1996 decreased 25.9% compared to the two quarters ended June 19, 1995. Comparable restaurants are those open at least 13 periods. These decreases in net restaurant sales are primarily attributable to continuing sales pressure from competitors and severe weather conditions in January and February of 1996 and the inability of the Company to fund a competitive advertising campaign during the second quarter of 1996. In addition, Company-operated net restaurant sales were negatively impacted by a net decrease of nine Company-operated Restaurants from June 19, 1995 to June 17, 1996.

            Royalties increased 8.5% to $3,525,306 for the quarters ended June 17, 1996, from $3,248,306 for the quarters ended June 19, 1995, due primarily to an increase in franchised restaurant sales. This increase resulted from a net addition of 22 franchised Restaurants since June 19, 1995. Comparable franchised restaurant sales for Restaurants open at least 13 periods for the two quarters ended June 17, 1996 decreased 2.9% as compared to the two quarters ended June 19, 1995.

            Franchise fees decreased 61.3% to $582,856 for the two quarters ended June 17, 1996 from $361,250 for the two quarters ended June 19, 1995. This was a result of opening fewer franchised Restaurants during the two quarters ended June 17, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular Restaurant Package revenues decreased 76.3% to $646,732 for the two quarters ended June 17, 1996 from $2,726,971 for the two quarters ended June 19, 1995 due to decreased sales volume of Modular Restaurant Packages to the Company's franchisees and the utilization of available used Modular Restaurant Packages to satisfy orders. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the Modular Restaurant Package revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $24,663,162 or 33.0% of gross restaurant sales for the two quarters ended June 17, 1996, compared to $31,987,620 or 35.1% of gross restaurant sales for the two quarters ended June 19, 1995. The decrease in food and paper costs as a percentage of gross restaurant sales was due primarily to the Company's decrease in beef costs and paper costs.

            Restaurant labor costs, which includes restaurant salaries, wages, benefits and related taxes, totalled $25,202,203 or 33.7% of gross restaurant sales for the two quarters ended June 17, 1996, compared to $27,669,010 or 30.4% of gross restaurant sales for the two quarters ended June 19, 1995. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $5,656,454 or 7.6% of gross restaurant sales for the two quarters ended June 17, 1996, compared to $5,778,943 or 6.3% of gross restaurant sales for the two quarters ended June 19, 1995. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi- variable nature of these expenses.

            Restaurant depreciation and amortization decreased 27.6% to $3,958,409 for the two quarters ended June 17, 1996, from $5,463,485 for the two quarters ended June 19, 1995, due primarily to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1996.

            Advertising decreased to $2,106,927 or 2.8% of restaurant sales for the two quarters ended June 17, 1996, from $4,232,700 or 4.6% of restaurant sales for the quarter ended June 19, 1995. The decrease in this expense was due to decreased expenditures for advertising.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses totalled $6,238,094 or 8.4% of gross restaurant sales for the two quarters ended June 17, 1996 compared to $7,274,747 or 8.0% of gross restaurant sales for the two quarters ended June 19, 1995. The increase in the two quarters ended June 17, 1996 as a percentage of gross restaurant sales, was primarily related to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of many expenses, partially offset by reduced repairs and maintenance expenditures.

            Costs of Modular Restaurant Package revenues totalled $998,379 or 154.4% of Modular Restaurant Package revenues for the two quarters ended June 17, 1996, compared to $3,280,644 or 120.3% of such revenues for the two quarters ended June 19, 1995. The increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the decline in the number of units produced relative to the fixed and semi-variable nature of many expenses. The Company and franchisees opened fewer restaurants for the two quarters ended June 17, 1996 than in the comparable quarter of 1995.

            Selling, general and administrative expenses decreased to $7,296,529 or 9.5% of total revenues, for the quarter ended June 17, 1996, from $9,854,746 or 10.4% of total revenues for the two quarters ended June 19, 1995. The decrease in these expenses was primarily attributable to the reduction in corporate personnel and related costs partially offset by the recognition to expense of previously deferred franchise costs of $115,657 associated with the above mentioned $390,000 of income from terminations of Area Development Agreements.

            INTEREST EXPENSE. Interest expense decreased to $2,605,248 or 3.4% of total revenues for the two quarters ended June 17, 1996, from $2,646,880 or 2.8% of total revenues for the two quarters ended June 19, 1995. This decrease was due to a lower average debt principal balance outstanding during the two quarters ended June 17, 1996 than in the comparable quarter of 1995, partially offset by an increase in the Company's effective interest rates.

            MINORITY INTEREST IN EARNINGS. The Company recorded minority interest in earnings of $66,382 for the two quarters ended June 17, 1996, as compared to minority interest in earnings of $71,961 for the two quarters ended June 19, 1995. The increase in minority interest in earnings for the quarter ended June 17, 1996 is due primarily to the lower number of joint venture Restaurants at June 17, 1996.

INCOME TAX BENEFIT. Due to the loss for the two quarters, the Company recorded an income tax benefit of $1,089,000, or 37.7% of the loss before income taxes for the two quarters ended June 17, 1996, as compared to an income tax benefit of $1,870,000, or 39.0% of earnings before income taxes for the two quarters ended June 19, 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.
            NET LOSS. The decrease in the net loss for the two quarters ended June 17, 1996, when compared to the net loss for the quarter ended June 19, 1995, is due primarily to an increase in royalties and decreases in restaurant food and paper costs as a percentage of sales, decreases in depreciation and amortization, selling, general and administrative expenses, and advertising partially offset by a decrease in the average net restaurant sales and margins, a decrease in franchise store openings, a decrease in Modular Restaurant Package revenues and margins.

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

            The Company subsequently arranged for this Loan Agreement to be converted to a term loan and collateralized the loan with substantially all of the Company's assets. The outstanding balance was $34,718,099 at June 17, 1996. The term loan requires monthly principal reductions continuing through July 1998. Beginning in the fifth period of 1996, principal payments are the greater of fixed monthly amounts or a formula based on Cash Flow as defined under the Loan Agreement. The remaining aggregate minimum principal repayments are $4,500,000 in 1996, $7,800,000 in 1997, $4,200,000 for the period January through July 1998 and a balloon payment of $18,218,099 due July 31, 1998. Interest is payable monthly at the prime rate plus 2.5%. Dividends are prohibited, and the Company is required to maintain certain financial ratios under the Loan Agreement.

            On March 15, 1996 the bank group agreed to advance an additional sum of up to $1,700,000 to be used by the Company for the payment of various property taxes (the "Property Tax Loan") On March 27, 1996, $1,572,737 was advanced to the Company under the Property Tax Loan. Interest accrued on the Property Tax Loan at the prime rate plus 2.5% and is secured by the existing collateral. The Property Tax Loan was retired by a portion of an income tax refund received by the Company during June, 1996. The Company also has a line of credit with the bank group of up to $1,000,000 through April 1997. The outstanding balance was $1,000,000 on June 17, 1996. Interest is payable monthly at the prime rate plus 2.5%. The line of credit has financial covenants and other requirements.

            In early July 1996, DDJ Capital Management LLC ("DDJ") began negotiating with the bank group for an assignment to it of all of the bank group's rights under the Loan Agreement. Anticipating the transfer of the Loan Agreement and the debt thereunder, and due to impairment of its current cash flow due to reduced sales revenues, the Company did not make the $500,000 principal payment due under the Loan Agreement on July 15, 1996. On July 29, 1996, the Company and the bank group entered into an amendment to the Loan Agreement providing for the assignment of all the rights of the bank group under the loan Agreement and The Galileo Fund, L.P. ("Galileo Fund"), an affiliate of DDJ. The amendment also provides for a temporary waiver of all defaults (the July 15 payment default and failure to meet certain financial covenants at the end of the second fiscal quarter) by the Company under the Loan Agreement until August 15, 1996. Upon the assignment of the Loan Agreement to it, Galileo Fund immediately assigned a portion of its interests in the Loan Agreement and the amounts due thereunder to Foothill Capital Corporation, Pearl Street L.P. and Canpartners Investments IV, LLC (collectively, Galileo Fund, the "Investor Group"). Although no assurance can be given that it will be successful, and failure would result in a default under the Loan Agreement, the Company is currently renegotiating an amendment to the Loan Agreement with the Investor Group to establish a repayment schedule and financial covenants with which the Company will be able to comply in light of its current financial situation. The Company also intends to seek to improve its current liquidity by obtaining the consent of the Investor Group to the retention by the Company of funds anticipated to be received in August 1996 upon the prepayment of certain promissory notes received in connection with previous asset sales as well as the proceeds from certain asset sales that the Company expects to consummate in the near future, and/or additional funds from the Investor Group or other lenders. Under the current terms of the Loan Agreement, such funds from note repayments and asset sales are required to be paid to the Investor Group.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall- Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,788,000 as of June 17, 19966. The Rall- Folks Notes are fully subordinated to the Company's existing bank debt.
            Under the terms of the Rall-Folks Agreement, the Company guaranteed that if Rall-Folks sells all of the Common Stock issued for the Rall-Folks Notes in a reasonably prompt manner (subject to certain limitations described below) Rall-Folks will receive net proceeds from the sale of such stock equal to the Rall-Folks Purchase Price. If Rall-Folks receives less than such amount, the Company will issue to Rall-Folks, at the option of Rall-Folks, either (i) additional shares of Common Stock, to be sold by Rall-Folks, until Rall-Folks receives an amount equal to the Rall-Folks Purchase Price, or (ii) a six-month promissory note bearing interest at 11%, with all principal and accrued interest due at maturity, and subordinated to the Company's bank debt pursuant to the same subordination provisions, equal to the difference between the Rall-Folks Purchase Price and the net amount received by Rall-Folks from the sale of the Common Stock.
            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of June 17, 1996. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").
            As further consideration for the transfer of the RDG Note to the Company, the Company agreed to issue RDG a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to a the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the 90 day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such 90 day period. The Warrant will be exercisable at any time within five years after the closing date.

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

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). Each of the parties has the right to terminate their respective Agreement if the closing has not occurred on or before such time (as extended). Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes will be extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note will be extended approximately one year.

            Under the terms of the Rall-Folks Agreement and the RDG Agreement, if the transaction contemplated therein is consummated, so long as Rall-Folks and RDG, respectively, is attempting to sell the Common Stock issued to it in a reasonably prompt manner (subject to the limitations described below), the
                                         20

Company is obligated to pay to it in cash an amount each quarter equal to 2.5% of the value of the Common Stock held by it on such date (such value being based upon the value of the Common Stock when issued to it).

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,126,162 as of June 17, 1996. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Such dates will be extended if NTDT fails to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

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

            The consummation of the transaction with each of RDG, Rall-Folks and NTDT has been delayed pending the assignment of the Loan Agreement to the Investor Group and the renegotiation of the Loan Agreement. Pursuant to the terms of the current Loan Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them or make arrangements to repay them in cash. The Company is unable to predict at this time what arrangements may be negotiated with the Investor Group with respect to the Company's obligations under the agreements and notes with RDG, Rall-Folks and NTDT. In the event that the Company is unable to negotiate an amendment to the Loan Agreement that is mutually acceptable to the Company and the Investor Group, the Company will likely default under the Loan Agreement and be unable to consummate the currently contemplated transactions with RDG, Rall-Folks, and NTDT and will, therefore, likely default under the RDG Note, the Rall-Folks Notes and the NTDT Note.

            Pending the renegotiation of the Loan Agreement, no predictions can be made concerning the Company's development of additional Restaurants.
                                        21

            The Company has previously had significant working capital due to the proceeds from its two public stock offerings. As of December 31, 1993, these proceeds had been utilized to purchase long-term property and equipment. The Company had negative working capital of $18,682,761 at June 17, 1996 (determined by subtracting current liabilities from current assets). It is anticipated that negative working capital for the Company will continue to be the case since approximately 84.7% of the Company's assets are long-term (property, equipment, goodwill and other), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.

            The Company has implemented numerous cost cutting and efficiency enhancing programs into the Restaurants. The focus was to create strategic alliances in several key purchasing and service areas along with leveraging system wide service contracts for Company Restaurants. Overall, the Company believes fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. In light of the current level of revenues from Restaurant sales, management does not believe that cash flows from operations will be sufficient to allow the Company to pay its operating expenses and the reductions currently required to be made in 1996 under the Loan Agreement and the Company's other long-term debt obligations. Management is currently negotiating with the Investor Group for an amendment to the terms of the Loan Agreement to provide for a substantial reduction in the amount of principal that must be repaid in fiscal 1996.
Management also believes that without additional funds for advertising and maintenance, revenues will continue to be adversely affected, further decreasing the ability of the Company to pay its obligations. Management is, therefore, also seeking to improve its current liquidity by obtaining the consent of the Investor Group to the retention by the Company of funds anticipated to be received in August 1996 upon the prepayment of certain promissory notes received in connection with previous asset sales as well as the proceeds from certain certain asset sales that the Company expects to consummate in the near future, and/or additional funds from the Investor Group or other lenders. Following any successful renegotiation of the terms of the Loan Agreement, the Company must also successfully consummate the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock. There can be no assurance that the Company will be able to do so and if it cannot, and if the Company is unable to reach some other arrangements with Rall-Folks, RDG or NTDT, the Company will likely default in its payment obligations under such Note or Notes, and will likely be put into default under the terms of the Loan Agreement.

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

RISK FACTORS

            The Company's prior operating results are not necessarily indicative of future results. The Company's future operating results may be affected by a number of factors, including: continued average restaurant sales declines; uncertainties related to the general economy; competition; costs of food and labor; the Company's ability to successfully renegotiate the Loan Agreement and obtain adequate capital and to continue to lease or buy successful sites and construct new restaurants; and the Company's ability to locate capable franchisees. The price of the Company's Common Stock can be affected by the above. Additionally, any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

            The Company is currently engaged in various transactions in which it is anticipated that approximately 3,800,000 shares of Common Stock will be issued by the Company (representing approximately 7% of the shares outstanding after such issuance) as consideration for various assets, primarily the Rall-Folks Notes, the RDG Note and the NTDT Note (the "Notes") described above under "Liquidity and Capital Resources." The number of shares to be issued will be determined by dividing the outstanding balance due under the Notes (approximately $4,607,000 as of June 17, 1996) or the purchase price for the assets ($301,000) by the average of the closing sale price per share of the Common Stock for a set number of days prior to the closing date for each transaction. The shares will either be available for immediate sale by the persons and entities to whom they are issued, or the Company will be required to immediately register them for sale under the federal and state securities laws.

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

            As described above under "Liquidity and Capital Resources", in the event that the Company is unable to negotiate an amendment to the Loan Agreement that is mutually acceptable to the Company and the Investor Group, the Company will likely default under the Loan Agreement and be unable to consummate the currently contemplated transactions with RDG, Rall-Folks and NTDT.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            The Company, its directors, certain of its officers and its outside auditors are defendants in a proceeding styled IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-CIV-T-17A, filed on October 13, 1993 in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular Restaurant buildings, are primarily directed to certain accounting principles followed by a Checkers' division, Champion Modular Restaurant Company, a producer of modular Restaurant building packages for use by Checkers and its franchisees. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between November 22, 1991 and October 3, 1993, and seek an unspecified amount of damages. The Company believes that this lawsuit is unfounded and without merit, and intends to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            The Company, one of its directors and a former  officer/director are defendants in a proceeding styled LOPEZ, ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC., Case No. 94-282-CIV-T-17C, filed on February 18, 1994 in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the defendants made certain materially false and misleading public statements concerning the pricing practices of competitors and analysts' projections of the Company's earnings for the year ended December 31, 1993, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between August 26, 1993 and March 15, 1994, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for various of the Director and Officer liability insurance carriers to pay $8,175,000 cash and for the Company to issue warrants, valued at approximately $3,000,000, for the purchase of 5,100,000 shares of the Company's common stock at a price of $1.375 per share. The warrants will be exercisable for a period of four years after the effective date of the settlement. The settlement is subject to the execution of an appropriate stipulation of settlement and other documentation as may be required or appropriate to obtain approval of the settlement by the court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlement.

            On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, a Checkers franchisee. The original complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original complaint alleged that the Company is liable for all damages caused to the plaintiffs. The plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the plaintiffs in Checkers franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. On November 27, 1995 the court granted the Company's motion to dismiss the plaintiff's claims of intentional infliction of emotional distress. The plaintiffs subsequently filed an amended complaint with additional allegations that, generally, certain officers negligently inflicted emotional distress upon Ms. Greenfelder and tortiously interfered with various contracts and business relationships, and that the Company negligently retained various officers in the Company's employ and breached various covenants of good faith and fair dealing in connection with franchise agreements between the parties. On March 26, 1996 the court dismissed each of those claims. The Company believes that this lawsuit is unfounded and without merit, and intends to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.
                                       24

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

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on June 11, 1996. At the Meeting, the following actions were taken by the stockholders:

            1. Barry M. Alpert and Clarence V. McKee were elected as Directors to serve until the Annual Meeting in 1999 and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                            FOR               AGAINST
                                            ---               -------
               Barry M. Alpert          42,777,492            809,642
               Clarence V. McKee        42,749,311            837,823

    (Note: Mr. Alpert resigned from the Board of Directors on July 22, 1996.)

            2. The appointment of KPMG Peat Marwick as the Company's independent auditors for the year 1996 was ratified and approved. The voting on the proposal was as follows:

               For                42,959,741
               Against               355,496
               Abstain               271,897
               Broker Non-Votes            0

Item 5.     Other Information

            None
                                       25

Item 6.     Exhibits and Reports on Form 8-K

(a.)        Exhibits:

            4.25 Tenth Amendment Agreement dated as of May 26, 1996, between the Company and each of the banks party to the Amended and Restated Credit Agreement, dated as of April 12, 1995.

            4.26 Eleventh Amendment Agreement dated as of July 29, 1996, between the Company and each of the banks party to the Amended and Restated Credit Agreement, dated as of April 12, 1995.

            10.51 Employment Agreement between  the Company and James T. Holder, dated July 26, 1996.

            10.52 Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996.

            27    Financial Data Schedule

(b)         Reports on 8-K:

            The following reports on Form 8-K were filed during the quarter covered by this report:

                  The Company filed a Report on Form 8-K with the Commission dated April 23, 1996, reporting under Item 5 the resignation of Herbert G. Brown as Chairman of the Board and as a Director of the Company on April 23, 1996 and certain other intended changes to the Board of Directors of the Company.

                  The Company filed a Report on Form 8-K with the Commission dated May 20, 1996, reporting under Item 5 the resignation of Keith J. Kinsey as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, effective May 24, 1996, and the appointment of James T. Holder as Chief Financial Officer of the Company.

                  The Company filed a Report on Form 8-K with the Commission dated June 13, 1996, reporting under Item 5 the existence of a default judgement entered against it in the U.S. District Court for the Northern District of Illinois, Eastern Division, in a proceeding entitled Ihor Kleban vs. Checkers Drive-In Restaurants, Inc., Meridian Restaurant Group, Inc., Burling Bank, S.V.S. Restaurant Management, Inc., International Double Drive-Thru, Inc. Andrew Sun, John Young, Thomas J. Singer, John D. Terzakis, individually and d/b/a Midwest Properties, Willobrook Restaurant Corporation, James W. Thompson, Jr.,
                  Joseph P. Tedesco, Jr., John A. Garity III, Esg., and Greenscape Landscaping, Inc., case number 95C-2920, and the June 28, 1996 vacation of the default judgement by the court.

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





                                         CHECKERS DRIVE-IN RESTAURANTS, INC.
                                         -----------------------------------
                                                     (Registrant)



Date:   July 31, 1996
                                          /s/ James T. Holder
                                         -------------------------------------
                                         James T. Holder
                                         Chief Financial Officer and Principal
                                         Accounting Officer

                           JUNE 17, 1996 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX




 EXHIBIT #                EXHIBIT DESCRIPTION
 ---------                -------------------
4.25     Tenth Amendment Agreement dated as of May 26, 1996, between the
         Company and each of the banks party to the Amended and Restated Credit
         Agreement, dated as of April 12, 1995.

4.26     Eleventh Amendment Agreement dated as of July 29, 1996, between the
         Company and each of the banks party to the Amended and Restated Credit
         Agreement, dated as of April 12, 1995.

10.51    Employment Agreement between the Company and James T. Holder, dated
         July 26, 1996.

10.52 Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996.

27       Financial Data Schedule
