Form 10-Q
period 1996-09-09
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1996-11-01
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 9, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 51,768,480 shares of Common Stock, par value $.001 per share, outstanding as of October 24, 1996.

      This document contains 33 pages. Exhibit Index appears at page 32.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                       PAGE

Item 1       Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets
                    September 9, 1996 and January 1, 1996...............................3
                Condensed Consolidated Statements of Operations
                    Quarter ended September 9, 1996 and September 11, 1995 and
                    Three Quarters ended September 9, 1996 and September 11, 1995.......5
                Condensed Consolidated Statements of Cash Flows
                    Three Quarters ended September 9, 1996 and September 11, 1995.......6
                Notes to Consolidated Financial Statements..............................8

Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................15



PART II      OTHER INFORMATION

Item 1       Legal Proceedings.........................................................28

Item 2       Changes in Securities.....................................................29

Item 3       Defaults Upon Senior Securities...........................................29

Item 4       Submission of Matters to a Vote of Security Holders ......................29

Item 5       Other Information.........................................................29

Item 6       Exhibits and Reports on Form 8-K..........................................30


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                   (Unaudited)
                                                                         September 9,    January 1,
                                                                              1996           1996
                                                                       -----------------------------
Current Assets:

Cash and cash equivalents:
     Restricted                                                        $   3,200,617   $     687,500
     Unrestricted                                                          2,124,553       2,676,296
Accounts receivable                                                        2,235,111       1,942,544
Notes receivable                                                             235,428       2,885,962
Inventory                                                                  2,362,341       3,161,996
Property and equipment held for resale                                     9,430,110       4,338,964
Costs and earnings in excess of (less than) billings on
    uncompleted contracts                                                     82,632          (6,262)
Income taxes receivable                                                      447,630       3,272,594
Deferred income taxes - current                                            2,952,370            --
Prepaid expenses and other current assets                                  1,321,893       1,374,794
                                                                       -----------------------------

       Total current assets                                               24,392,685      20,334,388


Property and equipment, at cost, net of accumulated depreciation
    and amortization                                                     107,224,051     119,949,100
Notes receivable from related parties                                           --         5,182,355
Goodwill and non-compete agreements, net of accumulated amortization
    of  $3,995,949 at September 9 and $3,211,665 at January 1             13,551,431      17,019,078
Deferred income taxes - noncurrent                                              --         3,358,000
Deposits and other noncurrent assets                                       4,632,211         975,996
                                                                       -----------------------------

                                                                       $ 149,800,378   $ 166,818,917
                                                                       =============================















See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)
                                                                             September 9,      January 1,
                                                                                  1996           1996
                                                                            ------------------------------
Current Liabilities:

Short term debt                                                                  --           $  1,000,000
Current installments of long-term debt                                      $  9,298,472        13,170,619
Accounts payable                                                              14,022,670        10,536,745
Accrued wages, salaries and benefits                                           2,684,463         2,637,830
Reserves for restructuring, restaurant relocations and abandoned sites         5,071,001         2,290,223
Accrued liabilities                                                           10,371,410        13,652,230
Deferred income                                                                  572,699           300,000
                                                                            ------------------------------

       Total current liabilities                                              42,020,715        43,587,647


Long-term debt, less current installments                                     44,659,427        38,090,278
Deferred franchise fee income                                                    595,500           763,000
Minority interests in joint ventures                                           2,491,917           549,255
Other noncurrent liabilities                                                   5,830,528         3,852,729
                                                                            ------------------------------

       Total liabilities                                                      95,598,087        86,842,909


Stockholders' Equity:

Preferred  stock,  $.001  par  value.  Authorized  2,000,000  shares, no shares outstanding.
Common  stock,  $.001 par  value,  authorized  100,000,000  shares, issued and outstanding 51,528,480 at January 1, 1996 and
    51,768,480 at September 9, 1996                                               51,768            51,528
Additional paid-in capital                                                    90,298,598        90,029,213
Warrants to be issued in settlement of litigation                              3,000,000         3,000,000
Retained earnings                                                            (38,748,075)      (12,704,733)
                                                                            ------------------------------

                                                                              54,602,291        80,376,008
Less treasury stock, at cost, 578,904 shares                                     400,000           400,000
                                                                            ------------------------------

       Net stockholders' equity                                               54,202,291        79,976,008
                                                                            ------------------------------

                                                                            $149,800,378      $166,818,917
                                                                            ==============================














See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Quarter Ended                Three Quarters Ended

                                                 September 9,   September 11,      September 9,   September 11,
                                                      1996            1995            1996             1995
                                               ----------------------------------------------------------------
REVENUES:

Net restaurant sales                           $  34,875,320    $  41,210,771    $ 107,193,134    $ 129,841,574
Royalties                                          1,869,299        1,938,899        5,394,605        5,187,205
Franchise fees                                        96,806          220,000          679,662          581,250
Modular restaurant packages                          246,575           81,818          893,307        2,808,789
                                               ----------------------------------------------------------------

Total revenues                                    37,088,000       43,451,488      114,160,708      138,418,818
                                               ----------------------------------------------------------------
COSTS AND EXPENSES:

Restaurant food and paper cost                    12,417,171       14,503,036       37,080,333       46,490,656
Restaurant labor costs                            13,139,079       14,854,113       38,341,282       42,523,123
Restaurant occupancy expense                       3,170,873        2,859,833        8,827,327        8,638,776
Restaurant depreciation and amortization           2,064,464        2,254,296        6,022,873        7,717,781
Advertising expense                                1,490,032        1,932,466        3,596,959        6,165,166
Other restaurant operating expense                 3,716,185        3,655,663        9,954,279       10,930,410
Costs of modular restaurant package revenues         381,541          616,580        1,379,920        3,897,224
Other depreciation and amortization                1,053,361        1,015,994        2,719,771        2,750,311
Selling, general and administrative expenses       5,442,298        8,094,221       12,738,827       17,948,967
Impairment of long-lived assets                    8,468,036             --          8,468,036             --
Losses on assets to be disposed of                 5,701,741        3,192,000        5,701,741        3,192,000
Refinancing costs                                    845,775          344,000          845,775          344,000
Provision for inventory obsolescence                 500,000          645,000          500,000          645,000
                                               ----------------------------------------------------------------

    Total costs and expenses                      58,390,556       53,967,202      136,177,123      151,243,414
                                               ----------------------------------------------------------------

    Operating Loss                               (21,302,556)     (10,515,714)     (22,016,415)     (12,824,596)
                                               ----------------------------------------------------------------
OTHER INCOME (EXPENSE):

Interest Income                                      125,852          126,805          621,725          360,858
Interest Expense                                  (1,407,270)      (1,403,748)      (4,012,518)      (4,050,628)
                                               ----------------------------------------------------------------

  Loss before minority interests and income
     tax expense (benefit)                       (22,583,974)     (11,792,657)     (25,407,208)     (16,514,366)
Minority interests                                   (55,907)        (293,034)          10,475         (221,073)
                                               ----------------------------------------------------------------

  Loss before income tax expense (benefit)       (22,528,067)     (11,499,623)     (25,417,683)     (16,293,293)
Income tax expense (benefit)                       1,714,659       (4,188,000)         625,659       (6,058,000)

                                               ----------------------------------------------------------------
  Net loss                                     $ (24,242,726)   $  (7,311,623)   $ (26,043,342)   $ (10,235,293)
                                               ================================================================

Net loss per common share                      $       (0.47)   $       (0.14)   $       (0.50)   $       (0.20)
                                               ================================================================
Weighted average number of common shares
outstanding                                       51,768,480       51,275,146       51,722,448       50,622,826
                                               ================================================================

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Quarters Ended

                                                                 September 9,   September 11,
                                                                     1996            1995
                                                                ----------------------------
Cash flows from operating activities:

Net loss                                                        $(26,043,342)   $(10,235,293)
Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                8,742,644      10,468,092
      Loss on sale of property and equipment                         165,248          72,231
      Losses on assets to be disposed of                           5,701,741       3,192,000
      Impairment of long-lived assets                              8,468,036            --
      Provisions for bad debt, inventory obsolescence and
         sales taxes                                               1,749,644       1,913,000
      Refinancing costs                                              845,775         344,000
      Minority interests in earnings                                  10,475        (221,073)
Change in assets and liabilities:
     Decrease (Increase) in receivables                            2,959,428        (319,900)
     Decrease in inventory                                           299,655         552,814
     Increase in costs and earnings in excess of
        billings on uncompleted contracts                            (88,894)     (1,556,892)
     Decrease (Increase) in income taxes receivable                2,824,964        (745,141)
     Increase in prepaid expenses and other                         (955,720)       (450,246)
     Increase (Decrease) in deferred income taxes                    405,630      (4,297,000)
     Increase in deposits and other                                   (8,605)       (309,073)
     Increase (Decrease) in accounts payable                       3,167,683      (1,662,352)
     (Decrease) Increase in accrued liabilities                   (1,000,209)      5,342,413
     Increase in deferred income                                     105,199         357,000
                                                                ----------------------------
       Net cash provided (used) by operating activities            7,349,352       2,444,580

Cash flows from investing activities:
Capital expenditures                                              (2,963,263)     (1,601,057)
Proceeds from sale of assets                                       1,468,974       5,279,592
Acquisition of stores, net cash paid                                (200,000)        (88,823)
                                                                ----------------------------
       Net cash provided (used) in investing activities           (1,694,289)      3,589,712
                                                                ----------------------------

Cash flows from financing activities:
Proceeds from borrowings of short-term debt                             --         1,000,000
Proceeds from borrowings of long-term debt                              --         4,183,195
Principal payments on long-term debt                              (3,825,873)     (8,957,979)
Proceeds from investment by minority interests                       285,000            --
Distributions to minority interests                                 (152,816)       (131,571)
                                                                ----------------------------
       Net cash used by financing activities                      (3,693,689)     (3,906,355)
                                                                ----------------------------

                                                                     Three Quarters Ended

                                                                 September 9,   September 11,
                                                                     1996            1995
                                                                ----------------------------

       Net increase (decrease) in cash                             1,961,374       2,127,937
Cash at beginning of period                                        3,363,796       3,511,525
                                                                ----------------------------

Cash at end of period                                           $  5,325,170    $  5,639,462
                                                                ============================


Supplemental disclosures of cash flows information --
    Interest paid                                               $  3,957,317    $  3,072,005
    Income taxes paid                                           $       --      $    182,121
    Capital lease obligations incurred                          $    225,000    $  5,000,000


Schedule of noncash investing and financing activities --
    Acquisitions:                                               $  8,195,438    $  3,071,861
       Fair value of assets acquired                              (4,973,758)           --
       Receivables forgiven                                        1,421,517            --
       Reversal of deferred gain                                  (4,443,197)     (2,245,105)
       Liabilities assumed                                              --          (737,933)
       Stock issued
                                                                ----------------------------

Total cash paid for net assets acquired                         $    200,000    $     88,823
                                                                ============================

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the three quarters ended September 9, 1996, are not necessarily an indication of the results that may be expected for the fiscal year ending December 30, 1996. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended January 1, 1996. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 1, 1996 consolidated financial statements. As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a year which will end on the Monday closest to December 31. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(b) PURPOSE OF ORGANIZATION - The principal business of the Company is the operation and franchising of Checkers restaurants (the "Restaurants"). At September 9, 1996, there were 505 Restaurants operating in 23 different states and the District of Columbia. Of those Restaurants, 255 were Company-operated (including 14 stores operated by joint ventures owned at various percentages ranging from 10.55% to 75%) and 250 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

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

(d) CASH, AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. Included in cash and cash equivalents are $1,355,000 in restricted funds held for workers compensation self-insurance purposes and $1,845,617 held in escrow by the Company's new Investor Group (see Note 2) at September 9, 1996 and $687,500 held for workers compensation self-insurance purposes at January 1, 1996.

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees, and receivables from the sale of modular restaurant packages. The allowance for doubtful receivables was $1,876,193 at September 9, 1996 and $1,357,938 at January 1, 1996.
                                        8

(f) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market.

(g) PRE-OPENING COSTS - Labor costs and costs of hiring and training personnel relating to opening new restaurants are capitalized and amortized over 13 periods. Such costs totalled $161,234 at January 1, 1996 and $50,542 at September 9, 1996.

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

(i) IMPAIRMENT OF LONG LIVED ASSETS - During the fourth quarter of 1995, the Company early adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow (see Note 5).

(j) GOODWILL AND NON-COMPETE AGREEMENTS - Goodwill and non-compete agreements are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis.

(k) INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 6).

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

(m) RECLASSIFICATIONS - Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

Note 2      LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   September 9,     January 1,
                                                                                       1996             1996
                                                                                 --------------------------------
Notes payable and restructuring fee under Loan Agreement                           $ 39,818,099    $ 37,021,241
Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 15.83%, payable monthly           9,937,693      10,658,804
Unsecured notes payable, bearing interest at rates ranging from prime to 12%          3,480,852       3,580,852
Notes  payable  to the  Internal  Revenue  Service  and the  State  of  Illinois
   Department of Revenue, with interest at 9.125%, payable quarterly
   through June 2001.                                                                   700,000              --
Other                                                                                    21,255              --
                                                                                 --------------------------------
Total long-term debt                                                                 53,957,899      51,260,897
Less current installments                                                             9,298,472      13,170,619
                                                                                 --------------------------------
Long-term debt, less current installments                                          $ 44,659,427    $ 38,090,278
                                                                                 ================================

                                   9

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

            In early July 1996, DDJ Capital Management LLC ("DDJ") began negotiating with the bank group for an assignment to it of all of the bank group's rights under the Loan Agreement. Anticipating the transfer of the Loan Agreement and the debt thereunder, and due to impairment of its current cash flow, the Company did not make the $500,000 principal payment due under the Loan Agreement on July 15, 1996. On July 29, 1996, the Company and the bank group entered into an amendment to the Loan Agreement providing for the assignment of all of the rights of the bank group under the Loan Agreement to The Galileo Fund, L.P. of Boston, Massachusetts ("Galileo Fund"), an affiliate of DDJ. The amendment also provided for a temporary waiver of all defaults (the July 15 payment default and failure to meet certain financial covenants at the end of the second fiscal quarter) by the Company under the Loan Agreement. Upon the assignment of the Loan Agreement, Galileo Fund immediately assigned a portion of its interests in the Loan Agreement and the amounts due thereunder to Foothill Capital Corporation of Los Angeles, California, Pearl Street L.P. (a division of Goldman, Sachs & Company) of New York, New York and Canpartners Investments IV, LLC of Los Angeles, California (collectively, with Galileo Fund, the "Investor Group").
            On September 17, 1996, the Company reached an agreement in principle on debt restructuring with the Investor Group. Pursuant to such agreement, if consummated, the term of the credit facility will be extended by one year until July 31, 1999. The agreement provides that no principal payments are scheduled through the first reporting period of 1997. In reporting periods 2 through 8 of 1997, the Company will be scheduled to make minimum principal reduction payments of $200,000 per period. Those payments will increase to $275,000 in reporting periods 9 through 13 in 1997, and to $350,000 until July 31, 1999. The Company has agreed to a fixed interest rate of 13.75% per annum. Additionally, the agreement provides for a restructuring fee of $4.0 million payable at maturity, which can be converted into common stock at the option of the Company and/or the Investor Group under certain specified circumstances. The September 17 agreement in principle contains financial covenants that the Company is currently unable to meet. Management has attempted to renegotiate these financial covenants and obtain definitive documentation from the Investor Group, but has been unsuccessful to date in this effort. The Investor Group has recently informed the Company that they are considering selling the Company's debt to other third parties, which include companies with affiliates in the restaurant business, and management believes that this potential sale has caused the Investor Group to delay finalizing a restructuring of the debt. The Investor Group has granted an extension of their waiver of the Company's defaults under the Loan Agreement through November 8, 1996. Although management intends to continue to seek a restructuring of the Company's debt with the Investor Group and/or any subsequent purchaser of the debt, as well as financing from other third parties, there can be no assurance that a restructuring basically on the terms set forth in the agreement in principle (with appropriate modifications to the financial covenants), or on other terms acceptable to the Company, will be consummated, or that the Company will be able to obtain any other financing source. The Company does not currently have the ability to cure the payment defaults or financial covenant defaults that have occurred and been waived to date. The Company is currently in active discussions with several third parties concerning a variety of potential strategic transactions. There can be no assurance that any of these discussions will result in the consummation of any particular transaction or what form the transaction might take; however, the Company's current focus is on a transaction that would provide the Company with additional liquidity and an opportunity for future growth, without a change in control of the Company.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall- Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,888,000 as of January 1, 1996 and $1,788,000 as of September 9, 1996. The Rall-Folks Notes are fully subordinated to the Company's existing debt with the Investor Group.

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

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of January 1, 1996 and as of September 9, 1996. The RDG Note is fully subordinated to the Company's existing debt with the Investor Group. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

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

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). The transactions with Rall-Folks and RDG have been delayed due to the Company's continuing negotiations with the Investor Group concerning the restructuring of the Company's debt. Each of the parties currently has the right to terminate their respective Agreement (as extended).

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

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of January 1, 1996 and $1,126,162 as of September 9, 1996. The NTDT Note is fully subordinated to the Company's existing debt with the Investor Group. Pursuant to the terms of the NTDT Agreement, the term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Due to the delay in registering the Common Stock issued to NTDT caused by the renegotiation of the Company's debt with the Investor Group, it is doubtful that $1,000,000 could be received by NTDT from the sale of Common Stock under the terms of the NTDT Agreement by January 31, 1997. There can be no assurance as to what action, if any, NTDT will take as a result. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

            In order to promote an orderly distribution of any Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock.

            The consummation of the transaction with each of RDG, Rall-Folks and NTDT has been delayed by the assignment of the Loan Agreement to the Investor Group and the renegotiation of the Loan Agreement. Pursuant to the terms of the current Loan Agreement, the Company is obligated to purchase or repay the

Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them or make arrangements to repay them in cash. The Company is unable to predict at this time what arrangements may be negotiated with the Investor Group with respect to the Company's obligations under the agreements and notes with RDG, Rall-Folks and NTDT. In the event that the Company is unable to negotiate an amendment to the Loan Agreement that is mutually acceptable to the Company and the Investor Group, the Company will likely default under the Loan Agreement and be unable to consummate the currently contemplated transactions with RDG, Rall-Folks and NTDT and will, therefore, likely default under the RDG Note, the Rall-Folks Notes and the NTDT Note.

Note 3:     STOCK OPTION PLAN AND WARRANTS

            In August 1991, the Company adopted a stock option plan whereby incentive stock options, nonqualified stock options, stock appreciation rights and restricted shares can be granted to eligible salaried individuals. All options expire no later than 10 years from the date of grant. The Company has reserved 3,500,000 shares for issuance under the plan. At September 9, 1996, the Company had outstanding nonqualified options at per share prices ranging from $.75 to $19.00 to purchase 3,337,371 common shares which vest in years through 1999.

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

            On July 12, 1996, the Company issued incentive stock options to purchase 934,679 shares at $1.53 per share which vest ratably, 25% on July 12, 1996 and an additional 25% on each July 12th through 1999, to certain employees of the Company. Options to purchase 87,479 shares from this issuance were cancelled during the quarter ended September 9, 1996. During the quarter ended September 9, 1996, the Company issued incentive stock options to purchase 12,000 shares at $.75 per share, which vest ratably in years through 1999, to certain new employees of the Company.

            On March 31, 1995, the Company agreed to issue 150,000 warrants to the bank group under the loan agreement described in Note 3. The exercise price of the warrants was $2.69 per share. The warrants vested in one-third increments on April 30, 1996, October 30, 1996 and April 30, 1997. These warrants were transferred to the Investor Group. It is anticipated that in connection with the restructuring of the Company's debt with the Investor Group that the warrants will be amended to provide for an exercise price of $.001 per share and will become fully vested immediately.

            As partial consideration for the transfer of a promissory note of the Company (the "Note") back to the Company, the Company will be obligated to deliver to the holder of the Note a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to as the "Average Closing Price"); however, in the event that the average closing price of the Common Stock for the ninety day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such ninety day period. The Warrant will be exercisable at any time within five years after the closing date. The Company is obligated to register the stock acquired by the holders of the Warrant. See Note 2.

            The Company expects to issue warrants to purchase 5,100,000 shares of Common Stock at an exercise price of $1.375 per share in settlement of that certain litigation entitled Lopez et al. v. Checkers Drive-In Restaurants, Inc., Case No. 94-282-CIV-T-17C. These warrants have been valued by the Company at $3,000,000.

Note 4:     ACQUISITION

            As of the close of business July 1, 1996, the Company acquired certain general and limited partnership interests in nine Checkers restaurants in the Chicago area, three wholly-owned Checkers Restaurants and other assets and liabilities as a result of the bankruptcy of Chicago Double Drive-Thru, Inc. ("CDDT"). These assets were received in lieu of past due royalties, notes receivable and accrued interest, from CDDT which totalled, net of reserves, $2,877,313. Assets of approximately $7,000,000 and liabilities of approximately $2,350,000 were consolidated into the balance sheet of the Company as of the acquisition date. The Company has not received, from the bankruptcy trustee, closing financial statements for these partnerships and therefore, the resulting minority interests of approximately $1,770,000 along with certain of the above-mentioned assets and liabilities are subject to adjustment.

            At September 9, 1996, long-term debt includes $1,322,255 of obligations assumed as a result of the acquisition of the assets of CDDT, including an obligation to the Internal Revenue Service of $545,000 and an obligation to the State of Illinois Department of Revenue of $155,000, each subject to interest at 9.125% per year. The remaining acquired notes ($622,255) are payable to a Bank and other parties with interest at rates ranging from 8.11% to 10.139%. Non-interest bearing notes payable and permitted encumbrances of $663,481 related to this acquisition are included in short-term accrued liabilities of the Company as of September 9, 1996. Other accounts payable and accrued liabilities incurred by CDDT and its partnerships in the normal course of business amounting to approximately $350,000 were also recorded in connection with this acquisition.

            On August 16, 1996, the Company received $3,500,000 and a Checkers Restaurant in Washington, D.C., valued at $659,547, in settlement of a note receivable of $4,982,355, accrued interest of $319,924, and other receivables of $278,785. This transaction resulted in a non-cash loss to the Company of $1,421,517 which was offset completely in the Company's Consolidated Statement of Operations by the elimination of a deferred (unrecognized) gain which had been previously recorded as a liability upon the sale of three Checkers Restaurants located in Baltimore, Maryland on July 28, 1995 when the $4,982,355 note receivable was generated.

Note 5:      ACCOUNTING CHARGES AND LOSS PROVISIONS

            The Company recorded accounting charges and loss provisions of $16,765,552 during the third quarter of 1996, $1,249,644 of which consisted of various selling, general and administrative expenses. Provisions totalling $14,169,777 to close 27 Restaurants, relocate 22 of them, settle 16 leases on real property underlying these stores and sell land underlying the other 11 Restaurants, and to record impairment charges related to an additional 28 under-performing Restaurants. Refinancing costs of $845,775 were also recorded to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group. A provision of $500,000 was also recorded to reserve for obsolescence in Champion's finished buildings inventory.

      Third quarter 1995 accounting charges and loss provisions of $8,800,000 consisted of $2,833,000 in various selling, general and administrative expenses (write-off of receivables, accruals for recruiting fees, relocation costs, severance pay, reserves for legal settlements and the accrual of legal fees); $3,192,000 to provide for Restaurant relocation costs, write-downs and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1,500,000 for workers compensation exposure included in Restaurant labor costs and $259,000 in other charges, net, including the $499,000 write-down of excess inventory and a minority interest adjustment.


Note 6:     INCOME TAXES

            The Company recorded income tax benefits of $8,561,000 for the quarter ended September 9, 1996, and $9,659,000 for the three quarters ended September 9, 1996, respectively, or 38.0% of the losses before income taxes. The Company then recorded a valuation allowance of $10,284,659 against deferred income tax assets as of September 9, 1996, resulting in a net tax expense of $1,714,659 for the quarter ended September 9, 1996, and resulting in a net tax expense of $625,659 for the three quarters ended September 9, 1996. The Company's total valuation allowances of $17,900,659 as of September 9, 1996, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. A deferred tax asset in the amount of $2,952,370 is maintained as anticipated operating losses for the current year will be carried back to obtain a refund of alternative minimum tax paid in prior years and is therefore more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The principal business of the Company is the operation and franchising of Checkers Restaurants. As of September 9, 1996, the Company had an ownership interest in 255 Company-operated Restaurants and an additional 250 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of September 9, 1996, there were 241 such Restaurants) and
(ii) the Company owns a percentage (10.55% to 75%) interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") while the remaining percentage is owned by a joint venture partner (as of September 9, 1996, there were 14 such Joint Venture Restaurants).

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

                                                           Quarter Ended            Three Quarters Ended
                                                             (unaudited)                  (unaudited)
                                                    ---------------------------------------------------------
                                                          Sept. 9,     Sept. 11,      Sept. 9,      Sept. 11,
                                                            1996          1995          1996           1995
                                                    ---------------------------------------------------------
Revenues:
    Gross restaurant sales                                 96.8%         96.8%         96.9%          96.2%
        Coupons and discounts                               2.8%          2.0%          3.0%           2.4%
                                                    ---------------------------------------------------------
    Net restaurant sales                                   94.1%         94.9%         93.9%          93.8%
    Royalties                                               5.0%          4.5%          4.7%           3.8%
    Franchise fees                                          0.3%          0.5%          0.6%           0.4%
    Modular restaurant packages                             0.7%          0.2%          0.8%           2.0%
                                                    ---------------------------------------------------------
       Total revenues                                     100.0%        100.0%        100.0%         100.0%

Costs and Expenses:
    Restaurant food and paper costs (1)                    34.6%         34.5%         33.5%          34.9%
    Restaurant labor costs (1)                             36.6%         35.3%         34.7%          31.9%
    Restaurant occupancy expense (1)                        8.8%          6.8%          8.0%           6.5%
    Restaurant depreciation and amortization (1)            5.7%          5.4%          5.4%           5.8%
    Advertising expense (1)                                 4.1%          4.6%          3.3%           4.6%
    Other restaurant operating expense (1)                 10.3%          8.7%          9.0%           8.2%
    Costs of modular restaurant package revenues(2)       154.7%        753.6%        154.5%         138.8%
    Other depreciation and amortization                     2.8%          2.3%          2.4%           2.0%
    Selling, general and administrative expense            14.7%         18.6%         11.2%          13.0%
    Impairment of long-lived assets                        22.8%          0.0%          7.4%           0.0%
    Losses on assets to be disposed of                   2312.4%       3901.3%        638.3%         113.6%
    Refinancing costs                                       2.3%          0.8%          0.7%           0.2%
    Provisions for inventory obsolescence                   1.3%          1.5%          0.4%           0.5%
                                                    ---------------------------------------------------------
           Operating loss                                 -57.4%        -24.2%        -19.3%          -9.3%
                                                    ---------------------------------------------------------
Other income (expense):
    Interest income                                         0.3%          0.3%          0.5%           0.3%
    Interest expense                                       -3.8%         -3.2%         -3.5%          -2.9%
    Minority interests                                      0.2%          0.7%          0.0%           0.2%
                                                    ---------------------------------------------------------
       Loss before income tax benefit                     -60.8%        -26.5%        -22.3%         -11.8%
    Income tax expense (benefit)                            4.6%         -9.6%          0.5%          -4.4%
                                                    ---------------------------------------------------------
       Net loss                                           -65.4%        -16.8%        -22.8%          -7.4%
                                                    =========================================================
Operating data:
    System-wide restaurant sales (in 000's):
       Company-operated                                $  34,875     $  41,211     $ 107,201      $ 129,964
       Franchised                                         44,491        49,207       133,788        139,752
                                                    ---------------------------------------------------------
             Total                                     $  79,366     $  90,418     $ 240,989      $ 269,716
                                                    =========================================================

Average annual net sales per restaurant open for a full year (in 000's) (3):            1996           1995
                                                                                  ---------------------------

    Company-operated                                                                    $633           $746
    Franchised                                                                          $787           $818
    System-wide                                                                         $706           $780
                                                                                  ---------------------------
Number of Restaurants (4)
    Company-operated                                                                     255            244
    Franchised                                                                           250            256
                                                                                  ---------------------------
         Total                                                                           505            500
                                                                                  ===========================

(1)    As a percent of gross restaurant sales.
(2)    As a percent of Modular Restaurant Package revenues.
(3)    Includes sales of Restaurants open for entire trailing 13 period year and stores expected to be closed in the following year.
(4)    Number of Restaurants open at end of period.

                                         16

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 9, 1996 AND QUARTER ENDED SEPTEMBER 11, 1995

            REVENUES. Total revenues decreased 14.7% to $37,088,000 for the quarter ended September 9, 1996 compared to $43,451,488 for the quarter ended September 11, 1995. Company-operated net restaurant sales decreased 15.4% to $34,875,320 for the quarter ended September 9, 1996 from $41,210,771 for the quarter ended September 11, 1995. Net restaurant sales for comparable
Company-owned Restaurants for the quarter ended September 9, 1996 decreased 18.1% compared to the quarter ended September 11, 1995. Comparable Company-owned Restaurants are those open at least 13 periods. These decreases in net restaurant sales are primarily attributable to continuing sales pressure from competitors and the inability of the Company to fund a competitive advertising campaign during the period.

            Royalties decreased 3.6% to $1,869,299 for the quarter ended September 9, 1996, from $1,938,899 for the quarter ended September 11, 1995, due primarily to a decrease in franchised restaurant sales. This decrease resulted from a net reduction of six franchised Restaurants since September 11, 1995. Net restaurant sales for franchised Restaurants open at least 13 periods for the quarter ended September 9, 1996 decreased 14.7% as compared to the quarter ended September 11, 1995.

            Franchise fees decreased 56.0% to $96,806 for the quarter ended September 9, 1996 from $220,000 for the quarter ended September 11, 1995. This was a result of opening fewer franchised Restaurants during the quarter ended September 9, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular Restaurant Package revenues increased 201.4% to $246,575 for the quarter ended September 9, 1996 from $81,818 for the quarter ended September 11, 1995 due to increased sales volume of modular buildings to a convenience store operator. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the Modular Restaurant Package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $12,417,171 or 34.6% of gross restaurant sales for the quarter ended September 9, 1996, compared to $14,503,036 or 34.5% of gross restaurant sales for the quarter ended September 11, 1995. The increase in food and paper costs as a percentage of gross restaurant sales was due primarily to various third quarter 1996 promotions, mostly offset by the Company's decrease in beef costs and paper costs.
            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $13,139,079 or 36.6% of gross restaurant sales for the quarter ended September 9, 1996, compared to $14,854,113 or 35.3% of gross restaurant sales for the quarter ended September 11, 1995. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs. The decrease in actual expenses was caused by a provision of $1,500,000 for workers compensation exposure in the third quarter of 1995.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $3,170,873 or 8.8% of gross restaurant sales for the quarter ended September 9, 1996, compared to $2,859,833 or 6.8% of gross restaurant sales for the quarter ended September 11, 1995. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi- variable nature of these expenses and also the acquisition of interests in 12 Restaurants in Chicago.

            Restaurant depreciation and amortization decreased 8.4% to $2,064,464 for the quarter ended September 9, 1996, from $2,254,296 for the quarter ended September 11, 1995, due primarily to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1996, partially offset by a net increase of 11 Company-operated restaurants from September 11, 1995 to September 9, 1996.

            Advertising expense decreased to $1,490,032 or 4.1% of gross restaurant sales for the quarter ended September 9, 1996, from $1,932,466 or 4.6% of gross restaurant sales for the quarter ended September 11, 1995. The decrease in this expense was due to decreased expenditures for advertising.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs.

These expenses totalled $3,716,185 or 10.3% of gross restaurant sales for the quarter ended September 9, 1996 compared to $3,655,683 or 8.7% of gross restaurant sales for the quarter ended September 11, 1995. The increase in the quarter ended September 9, 1996 as a percentage of gross restaurant sales was primarily related to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses, partially offset by reduced repairs and maintenance expenditures.

            Costs of Modular Restaurant Package revenues totalled $381,541 or 154.7% of Modular Restaurant Package revenues for the quarter ended September 9, 1996, compared to $616,580 or 753.6% of such revenues for the quarter ended September 11, 1995. Included in the third quarter of 1995 was a $499,000 accounting charge to write-down excess inventories. The remaining increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the number of units produced relative to the fixed and semi-variable nature of many expenses.

            Selling, general and administrative expenses decreased to $5,442,298 or 14.7% of total revenues, for the quarter ended September 9, 1996, from $8,094,221 or 18.6% of total revenues for the quarter ended September 11, 1995. The decrease in these expenses was primarily attributable to the third quarter 1995 accounting charges of $2,833,000, a reduction in corporate personnel and related costs since September 11, 1995, partially offset by a third quarter 1996 bad debt provision of $499,644 and a sales tax audit provision of $750,000.

            ACCOUNTING CHARGES AND LOSS PROVISIONS. The Company recorded accounting charges and loss provisions of $16,765,196 during the third quarter of 1996, $1,249,644 of which is included in selling, general and administrative expenses as discussed above. Provisions totalling $14,169,777 were recorded to close 27 Restaurants, relocate 22 of them, settle 16 leases on real property for these stores and sell land underlying the other 11 Restaurants and to record impairment charges related to an additional 28 under-performing Restaurants. Refinancing costs of $845,775 were recorded to expense the capitalized costs incurred in connection with its previous lending arrangements and a provision of $500,000 was recorded to reserve for obsolescence within Champion's finished buildings inventory in the third quarter of 1996.

            Third quarter 1995 accounting charges and loss provisions of $8,800,000 consisted of $2,833,000 in various selling, general and administrative expenses (write-off of receivables, accruals for recruiting fees, relocation costs, severance pay, reserves for legal settlements and the accrual of legal fees); $3,192,000 to provide for Restaurant relocation costs, write-downs and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1,500,000 for workers compensation exposure included in Restaurant labor costs and $259,000 in other charges, net, including the $499,000 write-down of excess inventory and a minority interest adjustment.

            INTEREST EXPENSE. Interest expense increased to $1,407,270 or 3.8% of total revenues for the quarter ended September 9, 1996, from $1,403,748 or 3.2% of total revenues for the quarter ended September 11, 1995. This increase was due to an increase in the Company's effective interest rates.

            MINORITY INTEREST IN EARNINGS. The Company recorded minority interest in earnings (losses) of ($55,907) for the quarter ended September 9, 1996, as compared to minority interest in earnings (losses) of ($293,034) for the quarter ended September 11, 1995. The change in minority interest in earnings (losses) for the quarter ended September 9, 1996 is due primarily to the third quarter 1995 accounting charges and loss provisions.

            INCOME TAX BENEFIT. Due to the loss for the quarter, the Company recorded an income tax benefit of $8,561,000 or 38.0% of the loss before income taxes and recorded a deferred income tax valuation allowance of $10,275,659 resulting in a net tax expense of $1,714,659 for the quarter ended September 9, 1996, as compared to an income tax benefit of $4,188,000 or 36.4% of earnings before income taxes for the quarter ended September 11, 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. Earnings were significantly impacted by the loss provisions which were recorded in the third quarters of 1996 and 1995 and the write-downs associated with SFAS 121 in the third quarter of 1996. Net loss before tax and the provisions (provisions totalled $16,765,196 in the third quarter of 1996 and $8,800,000 in the third quarter of 1995) was $5,762,871 or $.11 per share for the quarter ended September 9, 1996 and $2,699,623 or $.05 per share for the quarter ended September 11, 1995, which resulted primarily from a decrease in the average net restaurant sales and margins, and a decrease in royalties and franchise fees, offset by a decrease in depreciation and amortization and selling, general and administrative expenses.

COMPARISON OF HISTORICAL RESULTS - THREE QUARTERS ENDED SEPTEMBER 9, 1996 AND THREE QUARTERS ENDED SEPTEMBER 11, 1995

            Revenues. Total revenues decreased 17.5% to $114,160,708 for the three quarters ended September 9, 1996 compared to $138,418,818 for the three quarters ended September 11, 1995. Company-operated net restaurant sales decreased 17.4% to $107,193,134 for the quarters ended September 9, 1996 from $129,841,574 for the three quarters ended September 11, 1995. Comparable Company-operated restaurant sales for the three quarters ended September 9, 1996 decreased 16.4% compared to the three quarters ended September 11, 1995. Comparable restaurants are those open at least 13 periods. These decreases in net restaurant sales are primarily attributable to continuing sales pressure from competitors and severe weather conditions in January and February of 1996 and the inability of the Company to fund a competitive advertising campaign during the second quarter of 1996.

            Royalties increased 4.0% to $5,394,605 for the quarters ended September 9, 1996, from $5,187,205 for the quarters ended September 11, 1995, due primarily to an increase in franchised restaurant sales. This increase was partially offset by a net reduction of six franchised Restaurants since September 11, 1995. Comparable franchised restaurant sales for Restaurants open at least 13 periods for the three quarters ended September 9, 1996 decreased 13.3% as compared to the three quarters ended September 11, 1995.

            Franchise fees increased 16.9% to $679,662 for the three quarters ended September 9, 1996 from $581,250 for the three quarters ended September 11, 1995. This was a result of recording $390,000 of revenue (related costs are included in selling, general and administrative expenses as discussed below) from terminations of Area Development Agreements net of the impact from opening fewer franchised Restaurants during the three quarters ended September 9, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular Restaurant Package revenues decreased 68.2% to $893,307 for the three quarters ended September 9, 1996 from $2,808,789 for the three quarters ended September 11, 1995 due to decreased sales volume of Modular Restaurant Package to the Company's franchisees and the utilization of available used Modular Restaurant Packages to satisfy orders. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the Modular Restaurant Package revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $37,080,333 or 33.5% of gross restaurant sales for the three quarters ended September 9, 1996, compared to $46,490,656 or 34.9% of gross restaurant sales for the three quarters ended September 11, 1995. The decrease in food and paper costs as a percentage of gross restaurant sales was due primarily to the Company's decrease in beef costs and paper costs, partially offset by various promotions during the third quarter of 1996.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $38,341,282 or 34.7% of gross restaurant sales for the three quarters ended September 9, 1996, compared to $42,523,123 or 31.9% of gross restaurant sales for the three quarters ended September 11, 1995. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs. The decrease in actual expense was caused by a provision of $1,500,000 for workers compensation exposure in the third quarter of 1995 and a reduction in the variable portion of labor expenses as sales declined.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $8,827,327 or 8.0% of gross restaurant sales for the three quarters ended September 9, 1996, compared to $8,638,776 or 6.5% of gross restaurant sales for the three quarters ended September 11, 1995. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these expenses and also the acquisition of interests in 12 Restaurants in Chicago.

            Restaurant depreciation and amortization decreased 22.0% to $6,022,873 for the three quarters ended September 9, 1996, from $7,717,781 for the three quarters ended September 11, 1995, due primarily to the adoption of Statement of Financial Accounting Standards No. 121 as of January 1, 1996.

            Advertising decreased to $3,596,959 or 3.3% of restaurant sales for the three quarters ended September 9, 1996, from $6,165,166 or 4.6% of restaurant sales for the quarter ended September 11, 1995. The decrease in this expense was due to decreased expenditures for advertising.

Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses totalled $9,954,279 or 9.0% of gross restaurant sales for the three quarters ended September 9, 1996 compared to $10,930,410 or 8.2% of gross restaurant sales for the three quarters ended September 11, 1995. The increase in the three quarters ended September 9, 1996 as a percentage of gross restaurant sales, was primarily related to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of many expenses.

            Costs of Modular Restaurant Package revenues totalled $1,379,920 or 154.5% of Modular Restaurant Package revenues for the three quarters ended September 9, 1996, compared to $3,897,224 or 138.8% of such revenues for the three quarters ended September 11, 1995. The increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the decline in the number of units produced relative to the fixed and semi-variable nature of many expenses partially offset by a third quarter 1995 accounting charge of $499,000 to write-down excess inventories. The Company and franchisees opened fewer restaurants for the three quarters ended September 9, 1996 than in the comparable period of 1995.

            Selling, general and administrative expenses decreased to $12,738,827 or 11.2% of total revenues, for the quarter ended September 9, 1996, from $17,948,967 or 13.0% of total revenues for the three quarters ended September 11, 1995. The decrease in these expenses was primarily attributable to third quarter 1995 accounting charges and loss provisions of $2,833,000, the reduction in corporate personnel and related costs partially offset by the recognition to expense of previously deferred franchise costs of $115,657 associated with the above-mentioned $390,000 of income from terminations of Area Development Agreements and third quarter 1996 accounting charges of $1,249,644 included in this category.

            ACCOUNTING CHARGES AND LOSS PROVISIONS. The Company recorded accounting charges and loss provisions of $16,765,552 during the third quarter of 1996, $1,249,644 of which is included in selling, general and administrative expenses as discussed above. Provisions totalling $14,169,777 were recorded to close 27 Restaurants, relocate 22 of them, settle 16 leases on real property for these stores and sell land underlying the other 11 Restaurants, and to record impairment charges related to an additional 28 under-performing Restaurants. Refinancing costs of $845,775 were also recorded to expense the capitalized costs incurred in connection with its previous lending arrangements and a provision of $500,000 was recorded to reserve for obsolescence within Champion's finished buildings inventory in the third quarter of 1996.

            Third quarter 1995 accounting charges and loss provisions of $8,800,000 consisted of $2,833,000 in various selling, general and administrative expenses (write-off of receivables, accruals for recruiting fees, relocation costs, severance pay, reserves for legal settlements and the accrual of legal fees); $3,192,000 to provide for Restaurant relocation costs, write-downs and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1,500,000 for workers compensation exposure included in Restaurant labor costs and $259,000 in other charges, net, including the $499,000 write-down of excess inventory and a minority interest adjustment.

            INTEREST EXPENSE. Interest expense decreased to $4,012,518 or 3.5% of total revenues for the three quarters ended September 9, 1996, from $4,050,628 or 2.9% of total revenues for the three quarters ended September 11, 1995. This decrease was due to a lower average debt principal balance outstanding during the three quarters ended September 9, 1996 than in the comparable quarter of 1995, partially offset by an increase in the Company's effective interest rates.

            MINORITY INTEREST IN EARNINGS. The Company recorded minority interest in earnings of $10,475 for the three quarters ended September 9, 1996, as compared to minority interest in earnings (losses) of ($221,073) for the three quarters ended September 11, 1995. The increase in minority interest in earnings for the quarter ended September 9, 1996 is due primarily to the increase in the number of joint venture Restaurants at September 9, 1996 and the third quarter 1995 accounting charges and loss provisions.

            INCOME TAX BENEFIT. Due to the loss for the three quarters, the Company recorded an income tax benefit of $9,659,000 or 38.0% of the loss before income taxes and recorded a deferred income tax valuation allowance of $10,284,659, resulting in a net tax expense of $625,659 for the three quarters ended September 9, 1996, as compared to an income tax benefit of $6,058,000 or 37.2% of earnings before income taxes for the three quarters ended September 11, 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

NET  LOSS.   Earnings  were  significantly   impacted  by  the  loss
provisions which were recorded in the third quarters of 1996 and 1995 and the write-downs associated with SFAS 121 in the third quarter of 1996. Net loss before tax and the provisions (provisions totalled $16,765,196 in the third quarter of 1996 and $8,800,000 in the third quarter of 1995) was $8,652,487 or $.17 per share for the three quarters ended September 9, 1996 and $7,493,293 or $.15 per share for the three quarters ended September 11, 1995, which resulted primarily from a decrease in the average net Restaurant sales and margins, and a decrease in royalties and franchise fees, offset by a decrease in depreciation and amortization and selling, general and administrative expenses.

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

            In early July 1996, DDJ Capital Management LLC ("DDJ") began negotiating with the bank group for an assignment to it of all of the bank group's rights under the Loan Agreement. Anticipating the transfer of the Loan Agreement and the debt thereunder, and due to impairment of its current cash flow due to reduced sales revenues, the Company did not make the $500,000 principal payment due under the Loan Agreement on July 15, 1996. On July 29, 1996, the Company and the bank group entered into an amendment to the Loan Agreement providing for the assignment of all the rights of the bank group under the loan Agreement to The Galileo Fund, L.P. of Boston, Massachusetts ("Galileo Fund"), an affiliate of DDJ. The amendment also provided for a temporary waiver of all defaults (the July 15 payment default and failure to meet certain financial covenants at the end of the second fiscal quarter) by the Company under the Loan Agreement. Upon the assignment of the Loan Agreement to it, Galileo Fund immediately assigned a portion of its interests in the Loan Agreement and the amounts due thereunder to Foothill Capital Corporation of Los Angeles, California, Pearl Street L.P. (a division of Goldman, Sachs & Company) of New York, New York and Canpartners Investments IV, LLC of Los Angeles, California (collectively, with Galileo Fund, the "Investor Group").

            On September 17, 1996, the Company reached an agreement in principal on debt restructuring with the Investor Group. Pursuant to such agreement, if consummated, the term of the credit facility will be extended by one year until July 31, 1999. The agreement provides that no principal payments are scheduled through the first reporting period of 1997. In reporting periods 2 through 8 of 1997, the Company is scheduled to make minimum principal reduction payments of $200,000 per period. Those payments increase to $275,000 in reporting periods 9 through 13 in 1997, and to $350,000 until July 31, 1999. The Company has agreed to a fixed interest rate of 13.75% per annum. Additionally, the agreement provides for a restructuring fee of $4.0 million payable at maturity, which can be converted into common stock at the option of the Company and/or the Investor Group under certain specified circumstances. The September 17 agreement in principle contains financial covenants that the Company is currently unable to meet. Management has attempted to renegotiate these financial covenants and obtain definitive documentation from the Investor Group, but has been unsuccessful to date in this effort. The Investor Group has recently informed the Company that they are considering selling the Company's debt to other third parties, which include companies with affiliates in the restaurant business, and management believes that this potential sale has caused the Investor Group to delay finalizing a restructuring of the debt. The Investor Group has granted an extension of their waiver of the Company's defaults under the Loan Agreement through November 8, 1996. Although management intends to continue to seek a restructuring of the Company's debt with the Investor Group and/or any subsequent purchaser of the debt, as well as financing from other third parties, there can be no assurance that a restructuring basically on the terms set forth in the agreement in principle (with appropriate modifications to the financial covenants), or on other terms acceptable to the Company, will be consummated, or that the Company will be able to obtain any other financing source. The Company does not currently have the ability to cure the payment defaults or financial covenant defaults that have occurred and been waived to date. The Company is currently in active discussions with several third parties concerning a variety of potential strategic transactions. There can be no assurance that any of these discussions will result in the consummation of any particular transaction or what form the transaction might take; however, the Company's current focus is on a transaction that would provide the Company with additional liquidity and an opportunity for future growth, without a change in control of the Company.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall- Folks (the "Rall-Folks Notes"). On the closing date, the Company will deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,788,000 as of September 9, 1996. The Rall-Folks Notes are fully subordinated to the Company's existing debt with the Investor Group.

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

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of September 9, 1996. The RDG Note is fully subordinated to the Company's existing debt with the Investor Group. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

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

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-Folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). The transactions with Rall-Folks and RDG have been delayed due to the Company's continuing negotiations with the Investor Group concerning the restructuring of the Company's debt. Each of the parties currently has the right to terminate their respective Agreement.

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

            On April 12, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). The Company will issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each, which will be valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such Block of Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The Company delivered the first block of 200,000 shares with a fair value of $228,125 to NTDT on April 18, 1996. The total amount of principal outstanding under the NTDT Note was approximately $1,126,162 as of September 9, 1996. The NTDT Note is fully subordinated to the Company's existing debt with the Investor Group. The term of the NTDT Note will be extended until May 31, 1997, so long as the Company is complying with its obligations under the NTDT Agreement and NTDT has received at least $1,000,000 from the sale of the Common Stock by January 31, 1997. Due to the delay in registering the Common Stock issued to NTDT caused by the renegotiation of the Company's debt with the Investor Group, it is doubtful that $1,000,000 could be received by NTDT from the sale of Common Stock under the terms of the NTDT Agreement by January 31, 1997. There can be no assurance as to what action, if any, NTDT will take as a result. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note.

            In order to promote an orderly distribution of any Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock. See "Risk Factors" below for a discussion of certain risks associated with the proposed sales of such Common Stock by Rall-Folks, RDG and NTDT.

            The consummation of the transaction with each of RDG, Rall-Folks and NTDT has been delayed by the assignment of the Loan Agreement to the Investor Group and the renegotiation of the Loan Agreement. Pursuant to the terms of the current Loan Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, and may not repay them or make arrangements to repay them in cash. The Company is unable to predict at this time what arrangements may be negotiated with the Investor Group with respect to the Company's obligations under the agreements and notes with RDG, Rall-Folks and NTDT. In the event that the Company is unable to negotiate an amendment to the Loan Agreement that is mutually acceptable to the Company and the Investor Group, the Company will likely default under the Loan Agreement and be unable to consummate the currently contemplated transactions with RDG, Rall-Folks, and NTDT and will, therefore, likely default under the RDG Note, the Rall-Folks Notes and the NTDT Note.

            The Company currently has no plans to develop additional Company Restaurants, although the joint venture of Restaurants through the Company's contribution of closed Restaurant buildings remains an expansion alternative.

            The Company has previously had significant working capital due to the proceeds from its two public stock offerings. As of December 31, 1993, these proceeds had been utilized to purchase long-term property and equipment. The Company had negative working capital of $17,628,030 at September 9, 1996 (determined by subtracting current liabilities from current assets). It is anticipated that negative working capital for the Company will continue to be the case since approximately 83.7% of the Company's assets are long-term (property, equipment, goodwill and other), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.

            The Company has implemented numerous cost cutting and efficiency enhancing programs. The focus was to create strategic alliances in several key purchasing and service areas along with leveraging system wide service contracts for Company Restaurants. Overall, the Company believes fundamental steps have been taken to improve the Company's performance, as evidenced by the decline in selling, general and administrative expenses from $5,261,221 in the quarter ended September 11, 1995, (after adjusting for accounting charges of $2,833,000) to $4,192,654 in the quarter ended September 9, 1996 (after adjusting for accounting charges of $1,249,644). This represents a decline from 12.1% of total revenue in last year's third quarter to 11.3% in the current period. On a year-to-date basis, selling, general and administrative expenses also declined from $15,115,967 after adjusting for the above-mentioned account charges to $11,373,526 after adjusting for the above-mentioned accounting charges taken in the current period and $115,657 taken earlier this fiscal year. This also represents a decline from 10.9% of total revenue for the three quarters ended
September 11, 1995, to 10.0% of total revenue for the three quarters ended September 9, 1996.

            In light of the current level of revenues, management believes that cash flows from operations would be sufficient to allow the Company to pay its operating expenses and the reductions currently required to be made in 1996 and 1997 under the agreement in principle reached with the Investor Group on September 17, 1996, relating to the restructuring of the Company's debt under the Loan Agreement, and the Company's other long-term debt obligations. However, the September 17 agreement in principle contains financial covenants that the Company is currently unable to meet. Management has attempted to renegotiate these financial covenants and obtain definitive documentation from the Investor Group, but has been unsuccessful to date in this effort. The Investor Group has recently informed the Company that they are considering selling the Company's debt to other third parties, which include companies with affiliates in the restaurant business, and management believes that this potential sale has caused the Investor Group to delay finalizing a restructuring of the debt. The Investor Group has granted an extension of their waiver of the Company's defaults under the Loan Agreement through November 8, 1996. Although management intends to continue to seek a restructuring of the Company's debt with the Investor Group and/or any subsequent purchaser of the debt, as well as financing from other third parties, there can be no assurance that a restructuring basically on the terms set forth in the agreement in principle (with appropriate modifications to the financial covenants), or on other terms acceptable to the Company, will be consummated, or that the Company will be able to obtain any other financing source. The Company does not currently have the ability to cure the payment defaults or financial covenant defaults that have occurred and been waived to date. The Company is currently in active discussions with several third parties concerning a variety of potential strategic transactions. There can be no assurance that any of these discussions will result in the consummation of any particular transaction or what form the transaction might take; however, the Company's current focus is on a transaction that would provide the Company with additional liquidity and an opportunity for future growth, without a change in control of the Company.

            Management also believes that without additional funds for advertising and maintenance, revenues will continue to be adversely affected, further decreasing the ability of the Company to pay its obligations. Management is, therefore, also seeking to improve its current liquidity by selling assets and seeking additional funds from the Investor Group or the purchasers, if any, of the credit facility. Following any successful renegotiation of the terms of the Loan Agreement, the Company must also successfully consummate the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock. There can be no assurance that the Company will be able to do so and if it cannot, and if the Company is unable to reach some other arrangements with Rall-Folks, RDG or NTDT, the Company will likely default in its payment obligations under such Note or Notes, and will likely be put into default under the terms of the Loan Agreement.

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

SAFE HARBOR STATEMENT

            Except for historical information, statements in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans and contingencies relating to the restructuring of its existing debt; (ii) trends affecting the Company's business, financial condition or results of operation; and (iii) the Company's growth strategy and operating strategy. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The information set forth above under Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as the factors discussed below, identify important factors that could cause such differences.

GENERAL
            The Company's prior operating results are not necessarily indicative of future results. The Company's future operating results may be affected by a number of factors, including: the Company's ability to effect a restructuring of the Company's primary debt facility on terms acceptable to the Company; uncertainties related to the general economy; industry factors such as competition and the costs of food and labor; the Company's ability to obtain adequate capital on a timely basis and to continue to lease or buy successful sites and construct new restaurants; and the Company's ability to locate capable franchisees. The price of the Common Stock can be affected by all the above factors. Additionally, any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Common Stock in a given period.

THE FAST FOOD RESTAURANT INDUSTRY

            The fast food restaurant  industry is highly  competitive and can be
                                    25
significantly affected by many factors, including changers in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing quick- services restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of hourly-paid employees can also adversely affect the fast food restaurant industry. In addition, other fast food chains with greater financial resources than the Company have similar or competing operating concepts to that of the Company. Major chains, which also have substantially greater financial resources and longer operating histories than the Company, dominate the fast food restaurant industry. The Company competes primarily on the basis of food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of these competitors could have an adverse impact on the Company's sales, earnings and growth. In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts, many of which have greater financial resources than the Company.

DECREASING RESTAURANT SALES

            Average annual net sales per Company-owned Restaurant open for a full year have been declining each quarter beginning with the second quarter of 1993, being approximately $1,021,000 per Restaurant for the 12-month period ended March 31, 1993, and $633,000 per Restaurant for the 12-month period ended September 9, 1996. Management believes that the decrease in comparable Restaurant sales over this time period is primarily attributable to increased sales pressure from competitor discounting and, to a lesser extent, the effect of the Company's cannibalization of certain markets. All of the major chains have increasingly offered selected food items and combination meals at discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify their promotions of value priced meals, many specifically targeting the $.99 price point at which the Company sells its "Champ Burger(R)." This increased promotional activity has been sustained, and management believes that it has had a negative impact on the Company's sales. While the Company cannot predict the duration of this promotional activity or the extent to which this pricing may become more or less competitive, such pricing could have a continued adverse effect on the Company's sales and earnings. Cannibalization results from the addition of Restaurants in existing markets in an attempt to gain market share, reduce the possibility of entry by other double drive-thru concepts, provide a sufficient sales base to support broadcast media advertising and provide for customer convenience. Through cannibalization, the Company has diluted the sales of certain of its Restaurants.

SFAS 121
            The Company must continually examine its assets for potential impairment where circumstances indicate that such impairment may exist, in accordance with Generally Accepted Accounting Principles and the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). As a retailer, the Company believes such examination requires the operations and store level economics of individual restaurants be evaluated for potential impairment. The Company recorded significant write-downs of its assets in the fourth quarter of fiscal year 1995 and the third quarter of fiscal year 1996 pursuant to SFAS 121. No assurance can be given that even an overall return to profitability will preclude the write-down of assets associated with the operation of an individual restaurant or restaurants in the future.

SHARES ELIGIBLE FOR FUTURE SALE

            The Company is currently engaged in various transactions in which it is anticipated that approximately 5,000,000 shares of Common Stock will be issued by the Company as consideration for various assets, primarily the Rall-Folks Notes, the Note and the NTDT Note (the "Notes") described above under "Liquidity and Capital Resources." The number of shares to be issued will be determined by dividing the outstanding balance due under the Notes (approximately $4,600,000 as of September 9, 1996) by the average of the closing sale price per share of the Common Stock for a set number of days prior to the closing date for each transaction. The shares will either be available for immediate sale by the persons and entities to whom they are issued, or the Company will be required to immediately register them for sale under the federal and state securities laws.

            Further, in connection with each of the transactions described above, the Company agreed to certain price protection provisions in the various purchase agreements which guarantee that the persons and entities to whom such Common Stock is issued will receive from the sale of the Common Stock issued to them at least a specified percentage (100% in the case of Rall-Folks and NTDT,
                                    26

80% in the case of RDG) of the amount due to them at closing under their note or notes. If they receive less, the Company is obligated to issue additional shares of Common Stock to them which they may sell until such time as they have received the full amount guaranteed to be received by them. The Company is unable to predict the prices at which the Common Stock will be sold and whether it will be sold under circumstances which will require the Company to issue additional shares.

            In addition to the foregoing, the Company has previously issued shares of Common Stock in acquisition transactions with various franchisees and others and, in connection therewith, has granted registration rights to such persons for such stock. As a result of the exercise of such rights by such persons, the Company currently has an obligation to register for resale by such persons approximately 100,000 shares of Common Stock, with approximately 700,000 additional shares being subject to registration for resale upon demand. None of such shares are covered by any price protection provisions.

            As described above under "Liquidity and Capital Resources," in order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company has imposed the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate), provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock ("on an uptick"). While it is anticipated that the foregoing limits will allow an orderly distribution of the Common Stock to be issued to and sold by Rall- Folks, RDG and NTDT, the effect of a continuous offering of an average of 30,000 shares per day by Rall-Folks, RDG and NTDT is undeterminable at this time. There can be no assurance that the same will not have an adverse effect on the market price for the Common Stock.

GOVERNMENT REGULATIONS

            The restaurant business is subject to extensive federal, state and local government regulations relating to the development and operations of the Restaurants, including regulations relating to building, parking, ingress and egress and zoning requirements and the preparation and sale of food and laws that govern the Company's relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. The failure to obtain or retain food licenses or substantial increases in the minimum wage could adversely affect the operations of the Restaurants. The Company is also subject to federal regulation and certain state laws which regulate the offer and sale of franchises to its franchisees.

            The Company's production, use and sale of Modular Restaurant Packages are subject to compliance with a number of federal, state and local laws and requirements affecting the construction, equipping and installation thereof (including laws that require pre-approval of all plans and
specifications,   licensing  and  periodic   independent   inspections   of  the
construction process). In addition, the movement and use of the Modular Restaurant Packages are subject to various federal, state and local highway use laws, ordinances and regulations. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            The Company, its directors, certain of its officers and its outside auditors are defendants in a proceeding styled IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-CIV-T-17A, filed on October 13, 1993 in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular Restaurant buildings, are primarily directed to certain accounting principles followed by a Checkers' division, Champion Modular Restaurant Company, a producer of modular Restaurant building packages for use by Checkers and its franchisees. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between November 22, 1991 and October 3, 1993, and seek an unspecified amount of damages. Although the Company believes that this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principal for the settlement of this class action. The agreement for settlement provides for a "claims made" settlement of $950,000, of which the first $375,000 will be paid by one of the Director and Officer Liability Insurance carriers and an unaffiliated third party defendant. The first $100,000 and ninety percent (90%) of the remaining claims made will be paid by one of the Director and Officer Liability Insurance carriers and the remaining ten percent (10%) of the claims made will be paid by the Company, resulting in a maximum exposure for the Company of $47,500. The settlement is subject to the execution of an appropriate stipulation of settlement and other documents as may be required or appropriate to obtain approval of the settlement by the court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlement.

            The Company, one of its directors and a former  officer/director are defendants in a proceeding styled LOPEZ, ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC., Case No. 94-282-CIV-T-17C, filed on February 18, 1994 in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the defendants made certain materially false and misleading public statements concerning the pricing practices of competitors and analysts' projections of the Company's earnings for the year ended December 31, 1993, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek to represent a class of all purchasers of the Company's common stock between August 26, 1993 and March 15, 1994, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for various of the Director and Officer liability insurance carriers to pay $8,175,000 cash and for the Company to issue warrants, valued at approximately $3,000,000, for the purchase of 5,100,000 shares of the Company's common stock at a price of $1.375 per share. The warrants will be exercisable for a period of four years after the effective date of the settlement. The parties filed a Stipulation and Agreement of Settlement with the Court on August 23, 1996, and a Notice of Pendency of Class Action, Proposed Settlement Thereof, Settlement Hearing and Right to Share in Settlement Funds was mailed to class members on September 20, 1996 and a hearing to determine whether the proposed settlement is fair, reasonable and adequate will be held on November 22, 1996.

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

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            The Company is not currently in compliance with the terms of its primary credit facility, although a waiver thereof has been granted by the lenders through November 8, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:

            27    Financial Data Schedule


(b)         Reports on 8-K:

            The following reports on Form 8-K were filed during the quarter covered by this report:

                  The Company filed a Report on Form 8-K with the Commission dated June 26, 1996, reporting under Item 5, the resignation of Keith J. Kinsey as a Director of the Company, effective June 6, 1996.

                  The Company filed a Report on Form 8-K with the Commission dated July 19, 1996, reporting under Item 5 that a capital management firm was negotiating with Checkers and its bank syndicate to acquire the outstanding debt of Checkers under its credit facility and reporting under Item 5 the resignation of Barry M. Alpert as a Director of the Company, effective immediately.

                  The Company filed a Report on Form 8-K with the Commission dated August 16, 1996, reporting under Item 5, the announcement that a capital management firm has successfully consummated the acquisition of the Company's debt under its credit facility and that default waivers had been extended through August 30, 1996.

                  The Company filed a Report on Form 8-K with the Commission dated August 30, 1996, reporting under Item 5 that the negotiations on restructuring the debt with the new lending group continue and that the default waivers were intended through September 10, 1996.

SIGNATURE
---------



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




                                Checkers Drive-In Restaurants, Inc.
                                -----------------------------------
                                              (Registrant)







Date:         October 31, 1996







                                /s/ James T. Holder
                                ------------------------------------------------
                                James T. Holder
                                Chief Financial Officer and Principal Accounting Officer

                           SEPTEMBER 9, 1996 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX







     Exhibit #                       Exhibit Description
     ---------                       -------------------


           27                        Financial Data Schedule