Form 10-K
period 1996-12-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-03-28
CIK 879554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 30, 1996       Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    58-1654960
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                      identification no.)

    600 Cleveland Street, Eighth Floor
          Clearwater, Florida                                34617-1079
 (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (813) 441-3500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997, was $115,405,155 based upon the reported closing sale price of such shares on the Nasdaq Stock Market's National Market for that date. As of March 14, 1997, there were 60,540,409 common shares outstanding.

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Sockholders are incorporated by reference in Part III of this Form 10-K.


This document, including exhibits, contains 125 pages. The exhibit index is located on page 61.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                          1996 Form 10-K Annual Report
                          ----------------------------

                                TABLE OF CONTENTS





ITEM 1.  BUSINESS............................................................  3

ITEM 2.  PROPERTIES.......................................................... 11

ITEM 3.  LEGAL PROCEEDINGS................................................... 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................. 13

ITEM 6.  SELECTED FINANCIAL DATA............................................. 14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................... 15

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 26


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         DISCLOSURE.......................................................... 52

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 53

ITEM 11. EXECUTIVE COMPENSATION.............................................. 53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 53

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K... 54

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS," "ITEM 3. LEGAL PROCEEDINGS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF CHECKERS DRIVE-IN RESTAURANTS, INC. ("CHECKERS" AND COLLECTIVELY WITH ITS SUBSIDIARIES AND VARIOUS JOINT VENTURE PARTNERSHIPS CONTROLLED BY CHECKERS, THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 1.     BUSINESS.

INTRODUCTION

            Unless the context requires otherwise, references in this Report to the "Company" or the "Registrant" means Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries and the 10.55% to 65.83% owned joint venture partnerships controlled by the Company.

            The Company develops, produces, owns, operates and franchises quick-service "double drive-thru" restaurants under the name "Checkers(R)" (the "Restaurants"). The Restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The Restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, and chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes.

            As of December 30, 1996, there were 478 Restaurants operating in the States of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, Washington D.C. and in Puerto Rico (232 Company-operated (including 14 joint ventured) and 246 franchised).

            As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will generally end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

RESTAURANT DEVELOPMENT AND ACQUISITION ACTIVITIES

            During 1996, the Company opened five Restaurants, acquired 18 Restaurants and partnership interests in an additional nine Restaurants from franchisees, sold or leased 15 Restaurants to franchisees and closed 27 Restaurants for a net reduction of ten Company-operated Restaurants in 1996.

            Franchisees opened 25 Restaurants, acquired or leased 15 Restaurants from the Company, sold or transferred 27 Restaurants to the Company and closed 24 Restaurants for a net reduction of 11 franchisee-operated Restaurants in 1996.
            During 1996, the Company focused its efforts on existing operating markets of highest market penetration ("Core Markets"). It is the Company's
                                        3
intent in the near future to continue that focus and to grow only in its Core Markets through acquisitions or new Restaurant openings. The Company will continue to seek to expand through existing and new franchisees.

            From time to time, the Company may close or sell additional Restaurants when determined by management and the Board of Directors to be in the best interests of the Company.

            Franchisees operated 246, or 51%, of the total Restaurants open at December 30, 1996. The Company's long-term strategy is for 60% to 65% of its Restaurants to be operated by franchisees. Because of the Company's limited capital resources, it will rely on franchisees for a larger portion of chain expansion to continue market penetration. The inability for franchisees to obtain sufficient financing capital on a timely basis may have a materially adverse effect on expansion efforts.

            On March 25, 1997, Checkers agreed in principle to a merger transaction pursuant to which Rally's Hamburgers, Inc., a Delaware corporation ("Rally's"), will become a wholly-owned subsidiary of Checkers. Rally's, together with its franchisees, operates approximately 471 double drive-thru hamburger restaurants primarily in the midwestern United States. Under the terms of the letter of intent executed by Checkers and Rally's, each share of Rally's common stock will be converted into three shares of Checkers' Common Stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

RESTAURANT OPERATIONS

            CONCEPT. The Company's operating concept includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing a distinctive Restaurant design that features a "double drive-thru" concept, projects a uniform image and creates significant curb appeal; (iii) providing fast service using a "double drive-thru" design for its Restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food and drinks at a fair price.

            RESTAURANT LOCATIONS. As of December 30, 1996, there were 232 Restaurants owned and operated by the Company in 11 states and the District of Columbia (including 14 Restaurants owned by partnerships in which the Company has interests ranging from 10.55% to 65.83%) and 246 Restaurants operated by the Company's franchisees in 20 States, the District of Columbia and Puerto Rico. The following table sets forth the locations of such Restaurants.

                                COMPANY-OPERATED
                                (232 RESTAURANTS)

Florida (136)                  Missouri (6)                 Kansas (2)
Georgia (38)                   Mississippi (5)              Delaware (1)
Pennsylvania (13)              Tennessee (2)                New Jersey (4)
Alabama (12)                                                Washington D.C. (1)
Illinois (12)
                                   FRANCHISED
                                (246 RESTAURANTS)

Florida (56)                   Texas (9)                    Wisconsin (3)
Illinois (25)                  Maryland (11)                New York (3)
Georgia (47)                   New Jersey (8)               Puerto Rico (2)
Alabama (18)                   Tennessee (8)                West Virginia (2)
North Carolina (17)            Virginia (5)                 Missouri (2)
South Carolina (11)            Indiana (3)                  Iowa (2)
Louisiana (9)                  Michigan (3)                 Mississippi (1)
                                                            Washington D.C. (1)


             Of these Restaurants, 30 were opened in 1996 (five Company-operated and 25 franchised), 12 of which included fully equipped manufactured modular buildings, "Modular Restaurant Packages" ("MRP's"), produced by the Company and
                                        4
nine of which included MRP's which were relocated from other sites. The Company currently expects approximately 30 additional Restaurants to be opened in 1997 (primarily by franchisees) with substantially all of these Restaurants to include MRP's relocated from closed sites. If either the Company or the franchisee(s) are unable to obtain sufficient capital on a timely basis, the Company's ability to achieve its 1997 expansion plans may be materially adversely affected. The Company's growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated Restaurants primarily in its existing Core Markets and to further penetrate markets currently under development by franchisees, including select international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
            SITE  SELECTION.  The  Company  believes  that  the  location  of  a
Restaurant is critical to its success. Management inspects and approves each potential Restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews competition and the sales and traffic counts of national and regional chain Restaurants operating in the area. Approximately 84% of Company- operated Restaurants are located on leased land and the Company intends to continue to use leased sites where possible. The Company believes that the use of the Modular Restaurant Package provides the Company and its franchisees with additional flexibility in the size, control and location of sites.

            RESTAURANT DESIGN AND SERVICE. The Restaurants are built to Company-approved specifications as to size, interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The Restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The Restaurants are less than one-fourth the size of the typical Restaurants of the four largest fast food hamburger chains (generally 760 to 980 sq. ft.) and require approximately one-third to one-half the land area (approximately 18,000 to 25,000 square feet). Substantially all of the Restaurants consist of MRP's produced and installed by the Company. Prior to February 15, 1994, the MRP's were produced and installed by Champion Modular Restaurant Company, Inc., a Florida corporation ("Champion") and wholly-owned subsidiary of the Company. Champion was merged with and into the Company effective February 15, 1994. The Company believes that utilization of a modular Restaurant building generally costs less than comparably built Restaurants using conventional, on-site construction methods.

            The Company's standard Restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the Restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the Restaurant as part of the exterior decor. All Restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the Restaurant. Although a substantial proportion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the Restaurants do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each Restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the opportunity of increasing sales per hour, provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization. The Restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals. Operational enhancements are being implemented to facilitate product delivery with reduced overhead costs.

            RESTAURANT DEVELOPMENT COSTS. During the fiscal years ended December 30, 1996 and January 1, 1996 the average cost of opening a Company-operated Restaurant (exclusive of land costs) utilizing an MRP was $424,000 which included modular building costs, fixtures, equipment and signage costs, site improvement costs and various soft costs (e.g., engineering and permit fees). This average dropped 37.5% from 1994 due to the use of used MRP's in 1995 and 1996. Future costs, after all remaining used MRP's are relocated, may be more consistent with that of prior years. During 1995 and 1996, there were no land acquisitions. The Company believes that utilization of MRP's generally costs less than comparably built Restaurants using conventional, on-site construction methods.

            MENU. The menu of a Restaurant includes hamburgers, cheeseburgers and bacon cheeseburgers, chicken, grilled chicken, hot dogs and deluxe chili dogs and specially seasoned french fries, as well as related items such as soft drinks, old fashioned premium milk shakes and apple nuggets. The menu is designed to present a limited number of selections to permit the greatest attention to quality, taste and speed of service. The Company is engaged in product development research and seeks to enhance the variety offered to consumers from time to time without substantially expanding the limited menu. In 1996, the Company and various franchise restaurants conducted a test of the Company's proprietary L.A. Mex Mexican brand. The Company has decided to discontinue the test in the majority of test units.

            SUPPLIES. The Company and its franchisees purchase their food, beverages and supplies from Company-approved suppliers. All products must meet standards and specifications set by the Company. Management constantly monitors the quality of the food, beverages and supplies provided to the Restaurants. The Company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies by the Restaurants. The Company believes that its continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the Restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Among other factors, the Company's profitability is depended upon its ability to anticipate and react to changes in food costs. Various factors beyond the Company's control, such as climate changes and adverse weather conditions, may affect food costs.

            MANAGEMENT AND EMPLOYEES. Each Company-operated Restaurant employs an average of approximately 20 hourly employees, many of whom work part-time on various shifts. The management staff of a typical Restaurant operated by the Company consists of a general manager, one assistant manager and a shift manager. The Company has an incentive compensation program for store managers that provides the store managers with a quarterly bonus based upon the achievement of certain defined goals. A Restaurant general manager is generally required to have prior Restaurant management experience, preferably within the fast food industry, and reports directly to a market manager. The market manager typically has responsibility for eight to twelve Restaurants.

            SUPERVISION AND TRAINING. The Company requires each franchisee and Restaurant manager to attend a comprehensive training program of both classroom and in-store training. The program was developed by the Company to enhance consistency of Restaurant operations and is considered by management as an important step in operating a successful Restaurant. During this program, the attendees are taught certain basic elements that the Company believes are vital to the Company's operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in and eventually manage an existing Company- operated Restaurant. After a Restaurant is opened, the Company continues to monitor the operations of both franchised and Company-operated Restaurants to assist in the consistency and uniformity of operation.

            ADVERTISING AND PROMOTION. The Company communicates with its customers using several different methods at the store level. Menuboards, value meal extender cards, pole banners and the readerboards are all utilized in tandem to present a simple, unified, coherent message to the customers. Outdoor billboards and radio commercials are used to reach customers at the critical time when they are making their purchase decisions. As of December 30, 1996, the Company and its franchises had five active advertising co-ops covering 216 restaurants. The Company requires franchisees to spend a minimum of 4% of gross sales on marketing their restaurant which includes a combination of local store marketing, co-op advertising and other advertising. In addition, each Company and franchise restaurant pays into a National Production Fund that provides broadcast creative and Point of Purchase materials for each promotion. Ongoing consumer research is utilized to track attitudes, awareness and market share of not only Checkers' customers, but also of its major competitor's customers as well. In addition, customer Focus Groups and Sensory Panels are conducted in the Company's Core Markets to provide both qualitative and quantitative data. This research data is vital to better understand the Company's customers for building both short and long-term marketing strategies.

            RESTAURANT REPORTING. Each Company-operated Restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, customer counts and other pertinent information. This information allows management to better control labor utilization, inventories and operating costs. Each system at Company-operated Restaurants is polled daily by a computer at the principal offices of the Company.

            JOINT VENTURE RESTAURANTS. As of December 30, 1996, there were 14 Restaurants owned by 12 separate general and limited partnerships in which the Company owns general and limited partnership interests ranging from 10.55% to 65.83%, with other parties owning the remaining interests (the "Joint Venture Restaurants").

            The Company is the managing partner of 13 of the 14 Joint Venture Restaurants, and in 12 of those Joint Venture Restaurants the Company receives a fee for such services of 1% to 2.5% of gross sales. All of the Joint Venture Restaurants pay the standard royalty fee of 4% of gross sales. The agreements for four of the 13 (excluding Illinois partnerships) Joint Venture Restaurants in which the Company is the managing partner are terminable through a procedure whereby the initiating party sets a price for the interest in the joint venture and the other party must elect either to sell its interest in the joint venture or purchase the initiating party's interest at such price. Some, but not all of the partnership agreements also contain the right of the partnership to acquire a deceased individual partner's interest at the fair market value thereof based upon a defined formula set forth in the agreement. None of these partnerships have been granted area development agreements.

            INFLATION. The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

            SEASONALITY. The seasonality of Restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While certain quarters can be stronger, or weaker, for Restaurant sales when compared to other quarters, there is no predominant pattern.

FRANCHISE OPERATIONS

            STRATEGY. In addition to the acquisition and development of additional Company-operated Restaurants, the Company encourages controlled development of franchised Restaurants in its existing markets as well as in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of Restaurants franchised and prior experience in operating fast food Restaurants. Franchisees operated 246, or 51%, of the total Restaurants open at December 30, 1996. The Company has acquired and sold, and may in the future acquire or sell, Restaurants from and to franchisees when the Company believes it to be in its best interests to do so. In the future, the Company's success will continue to be dependent upon its franchisees and the manner in which they operate and develop their Restaurants to promote and develop the Checkers concept and its reputation for quality and speed of service. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of Restaurants the Company and the franchisees currently anticipate to be opened in 1997 or that the franchisees will successfully develop or operate Restaurants in their franchise areas in a manner consistent with the Company's concepts and standards.

            As a result of inquiries concerning international development, the Company may develop a limited number of international markets and has begun the process of registering its trademarks in various foreign countries. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard Area Development Agreement and Franchise Agreement in order to comply with laws and customs different from those of the United States.

            FRANCHISEE SUPPORT SERVICES. The Company maintains a staff of well-trained and experienced Restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new Restaurants and to monitor the operations of existing Restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised Restaurant by a new franchisee, the Company typically sends a Restaurant team to the Restaurant to assist the franchisee during the first four days that the Restaurant is open. This team works in the Restaurant to monitor compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training of all Restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations - Supervision and Training" above. The Company also employs Franchise Business Consultants ("FBCs"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a Restaurant is open. As part of these services, the FBC rates the Restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings and, if any deficiencies are noted, recommended procedures to correct such deficiencies.

            The Company also provides site development and construction support services to its franchisees. All sites and site plans are submitted to the Company for its review prior to construction. These plans include information detailing building location, internal traffic patterns and curb cuts, location of utilities, walkways, driveways, signs and parking lots and a complete landscape plan. The Company's construction personnel also visit the site at least once during construction to meet with the franchisee's site contractor and to review construction standards.
                                        7

            FRANCHISE AGREEMENTS. The Unit Franchise Agreement grants to the franchisee an exclusive license at a specified location to operate a Restaurant in accordance with the Checkers(R) system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current Unit Franchise Agreement is generally 20 years. Upon expiration of a Unit Franchise Agreement, the franchisee will be entitled to acquire a successor franchise for the Restaurants on the terms and conditions of the Company's then current form of Unit Franchise Agreement if the franchisee remains in compliance with the Unit Franchise Agreement throughout its term and if certain other conditions are met (including the payment of a $5,000 renewal fee).

             In some instances, the Company grants to the franchisee the right to develop and open a specified number of Restaurants within a limited period of time and in a defined geographic area (the "Franchised Area") and thereafter to operate each Restaurant in accordance with the terms and conditions of a Unit Franchise Agreement. In that event, the franchisee ordinarily signs two agreements, an Area Development Agreement and a Unit Franchise Agreement. Each Area Development Agreement establishes the number of Restaurants the franchisee is to construct and open in the Franchised Area during the term of the Area Development Agreement (normally a maximum of five Restaurants) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the Restaurants is set forth in the Area Development Agreement. Of the 246 franchised Restaurants at December 30, 1996, 222 were being operated by multiple unit operators and 24 were being operated by single unit operators. The Company may terminate the Area Development Agreement of any franchisee that fails to meet its development schedule.

            The Unit Franchise Agreement and Area Development Agreement require that the franchisee select proposed sites for Restaurants within the Franchised Area and submit information regarding such sites to the Company for its review, although final site selection is at the discretion of the franchisee. The Company does not arrange or make any provisions for financing the development of Restaurants by its franchisees. The Company does offer the franchisees an opportunity to buy a Modular Restaurant Package from the Company in those geographic areas where the Modular Restaurant Package can be installed in compliance with applicable laws. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its Restaurants from approved suppliers, all in accordance with the Company's specifications. The Company provides a training program for management personnel of its franchisees at its corporate offices. Under the terms of the Unit Franchise Agreement, the Company has adopted standards of quality, service and food preparation for franchised Restaurants. Each franchisee is required to comply with all of the standards for Restaurant operations as published from time to time in the Company's operations manual.

            The Company may terminate a Unit Franchise Agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the Unit Franchise Agreement or operations manual, material continued violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business. In such event, the Company may also elect to terminate the franchisee's Area Development Agreement.

            FRANCHISE FEES AND ROYALTIES. Under the current Unit Franchise Agreement, a franchisee is generally required to pay a Franchise Fee of $30,000 for each Restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an Area Development Agreement, the franchisee typically pays the Company a $5,000 Development Fee per store which will be applied to the Franchisee Fee as each Restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the Restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion.

MANUFACTURING OPERATIONS

            STRATEGY. The Company believes that the integration of its Restaurant operations with its production of Modular Restaurant Packages for use by the Company and sale to its franchisees provides it with a competitive advantage over fast food companies that use conventional, on-site construction methods. These advantages include more efficient construction time, direct control of the quality, consistency and uniformity of the Restaurant image as well as having standard Restaurant operating systems. In addition, the Company believes the ability to relocate a Modular Restaurant Package provides greater economies and flexibility than alternative methods. Due to the number of Modular Restaurant Packages currently available for relocation from closed Restaurant sites, it is not anticipated that any significant new construction of Modular Restaurant Packages will occur during fiscal year 1997. In the short term, the Company's construction facility located in Largo, Florida will be utilized to store and refurbish used Modular Restaurant Packages for sale to franchisees or others and use by the Company. The facility will also be utilized for construction of modular convenience store units on a very limited basis pursuant to an existing agreement with a third party convenience store chain. Administrative personnel of the construction facility have been reduced to a total of five as of March 1997, and substantially all of the labor in the manufacturing and refurbishment process is done through independent contractors, the number of which may be increased or decreased with demand.

            CONSTRUCTION. The Company has the ability to produce a complete Modular Restaurant Package ready for delivery and installation at a Restaurant site. The Modular Restaurant Packages are built and refurbished in a Company-owned facility in Largo, Florida, using assembly line techniques and a fully integrated and complete production system. Each Modular Restaurant Package consists of a modular building complete with all mechanical, electrical and plumbing systems (except roof top systems which are installed at the site), along with all Restaurant equipment. The modular building is a complete operating Restaurant when sited, attached to its foundation and all utilities are connected. All Modular Restaurant Packages are constructed in accordance with plans and specifications approved by the appropriate governmental agencies and are typically available in approximately eight (8) weeks after an executed agreement.

            CAPACITY. As of December 30, 1996, the Company had seven (7) substantially completed new Modular Restaurant Packages in inventory, one of which is under contract for sale to a franchisee. Additionally, the Company has contracted with a third party convenience store chain for the construction of modular convenience store units. The Company has two (2) modular convenience store units in various stages of construction. As of December 30, 1996, the Company had thirty-four (34) used Modular Restaurant Packages available for relocation to new sites, seven (7) of which have been moved to the Champion production facility for refurbishment, and twenty-seven (27) of which are at closed sites. Although the Company does not require a franchisee to use a Modular Restaurant Package, because of the expected benefits associated therewith, the Company anticipates that substantially all of the Restaurants developed by it or its franchisees will include Modular Restaurant Packages produced by the Company, or relocated from other sites. Modular Restaurant Packages from closed sites are being marketed at various prices depending upon age and condition.

            TRANSPORTATION AND INSTALLATION. Once all site work has been completed to the satisfaction of the Company and all necessary governmental approvals have been obtained for installation of the Modular Restaurant Package on a specified site, the Modular Restaurant Package is transported to such site by an independent trucking contractor. All transportation costs are charged to the customer. Once on the site, the Modular Restaurant Package is installed by independent contractors hired by the Company or franchisee, in accordance with procedures specified by the Company. The Company's personnel inspect all mechanical, plumbing and electrical systems to make sure they are in good working order, and inspect and approve all site improvements on new Modular Restaurant Packages sold by the Company. Used Modular Restaurant Packages are typically sold without warranties. Once a Modular Restaurant Package has been delivered to a site, it takes generally three (3) to four (4) weeks before the Restaurant is in full operation.

COMPETITION

            The Company's Restaurant operations compete in the fast food industry, which is highly competitive with respect to price, concept, quality and speed of service, Restaurant location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many fast food chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new Restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The fast food industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service Restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of Restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify the promotion of value priced meals, many specifically targeting the 99(cent) price point at which the Company sells its quarter pound "Champ Burger(R)". This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

            With respect to its Modular Restaurant Packages, the Company competes primarily on the basis of price and speed of construction with other modular construction companies as well as traditional construction companies, many of which have significantly greater resources than the Company.

EMPLOYEES

            As of December 30, 1996, the Company employed approximately 6,500 persons in its Restaurant operations, approximately 800 of whom are Restaurant management and supervisory personnel and the remainder of whom are hourly Restaurant personnel. Of the approximately 160 corporate employees, excluding manufacturing operations, approximately nine are in management positions and the remainder are professional and administrative or office employees.

            As of December 30, 1996, the Company employed approximately 16 persons in its manufacturing operations, nine of whom were corporate personnel and seven of whom were production personnel, including welders and warehouse personnel. Of the nine corporate employees, three were in management positions and six were administrative or office employees. As of March 1997, the Company had reduced the number of persons employed in its manufacturing operations to five. Substantially all of the labor performed in the manufacturing operations is being done through independent contractors.

            The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. None of the Company's employees is covered by a collective bargaining agreement.

TRADEMARKS AND SERVICE MARKS

            The Company believes its trademarks and service marks have significant value and are important to its marketing efforts. The Company has registered certain trademarks and service marks (including the name "Checkers", "Checkers Burgers*Fries*Colas" and "Champ Burger" and the design of the Restaurant building) in the United States Patent and Trademark office. The Company has also registered the service mark "Checkers" individually and/or with a rectangular checkerboard logo of contiguous alternating colors to be used with Restaurant services in the states where it presently does, or anticipates doing, business. The Company has various other trademark and service mark registration applications pending. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

GOVERNMENT REGULATIONS

            The Company has no material contracts with the United States government or any of its agencies.

            The restaurant industry  generally,  and each  Company-operated  and franchised Restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the FTC and certain laws of States and foreign countries which govern the offer and sale of franchises, several of which are highly restrictive. Many State franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some States require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. A mandated increase in the minimum wage rate was implemented in 1996 and current federal law requires an additional increase in 1997.

            The Company's construction, transportation and placement of Modular Restaurant Packages is subject to a number of federal, state and local laws governing all aspects of the manufacturing process, movement, end use and location of the building. Many states require approval through state agencies set up to govern the modular construction industry, other states have provisions for approval at the local level. The transportation of the Company's Modular Restaurant Package is subject to state, federal and local highway use laws and regulations which may prescribe size, weight, road use limitations and various other requirements. The descriptions and the substance of the Company's warranties are also subject to a variety of state laws and regulations.

ITEM 2.     PROPERTIES.

            Of the 232 Restaurants which were operated by the Company as of December 30, 1996, the Company held ground leases for 194 Restaurants and owned the land for 38 Restaurants. The Company's leases are generally written for a term of from five to twenty years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. Ground leases are treated as operating leases. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, the building, equipment and signs remain the property of the Company and can be removed from the site upon expiration of the lease. In the future, the Company intends, whenever practicable, to lease land for its Restaurants. For further information with respect to the Company's Restaurants, see "Restaurant Operations" under Item 1 of this Report.

            The Company has 15 owned parcels of land and 40 leased parcels of land which are available for sale or sub-lease. Of these parcels, 30 are related to Restaurant closings as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The other parcels primarily represent surplus land available from multi- user sites where the Company developed a portion for a Restaurant, and undeveloped sites which the Company ultimately decided it would not develop.

            The Company's executive offices are located in approximately 19,600 square feet of leased space in the Barnett Bank Building, Clearwater, Florida. The Company's lease will expire on April 30, 1998.

            The Company owns a 89,850 square foot facility in Largo, Florida. This includes a 70,850 square foot fabricated metal building for use in its Modular Restaurant manufacturing operations, and two buildings totalling 19,000 square feet for its office and warehouse operations. See "Manufacturing Operations" under Item 1 of this Report.

            The Company also leases approximately 8,000 aggregate square feet in two regional offices and one training center.

ITEM 3.     LEGAL PROCEEDINGS

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared
D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG Peat Marwick, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs seek to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims-made basis up to a total of $950,000. The Company has agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement is subject to the execution of an appropriate stipulation of settlement and other documentation as may be required or appropriate to obtain approval of the settlement by the Court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlements.

            LOPEZ ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL., Case No. 94-282-Civ-T-17C. On February 18, 1994, a class action complaint was filed by four stockholders against the Company, Herbert G. Brown and James Mattei, former officers and directors, in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the defendants made certain materially false and misleading public statements concerning the pricing practices of competitors and analysts' projections of the Company's earnings for the year ended December 31, 1993, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek to represent a class of all purchasers of the Company's Common Stock between August 26, 1993 and March 15, 1994, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement for the settlement of this class action. The agreement for settlement provides for various director and officer liability insurance carriers to pay $8,175,000 cash and for the Company to issue warrants valued at approximately $3,000,000, for the purchase of 5,100,000 shares of the Company common stock at a price of $1.4375 per share. The warrants will be exercisable for a period of four (4) years after the effective date of the settlement. At a hearing held on November 22, 1996, the Court determined that the proposed settlement is fair, reasonable and adequate. The settlement has been implemented and the lawsuit has been dismissed.

            GREENFELDER  ET AL. V. WHITE,  ,JR.,  ET AL. On August 10,  1995,  a
state  court  complaint  was filed in the  Circuit  Court of the Sixth  Judicial
Circuit for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-C1-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, a Checkers franchisee. The original complaint further alleged that Ms. Greenfelder and Powers Burgers were induced to enter into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original complaint alleged that the Company is liable for all damages caused to the plaintiffs as follows: damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress; $3,000,000 or the return of all monies invested by the plaintiffs in Checkers franchises in connection with the misrepresentation of claims; punitive damages; attorneys' fees; and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) motions to dismiss the plaintiff's complaint, as amended, including an order entered on February 14, 1997, which dismissed the plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their amended complaint. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court counterclaim and third-party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC., AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE,, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action, filed by the Company in July 1995 against Mr. Gagne and Tampa Checkmate Food Services, Inc., a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. were induced into entering into various franchise agreements with and personal guarantees to the Company based upon misrepresentations by the Company. The counterclaim and third party complaint seeks damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Gagne in Checkers franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The counterclaim was dismissed by the court on January 26, 1996 with the right to amend. On February 12, 1996 the counterclaimants filed an amended counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The amended counterclaim seeks a judgement for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed a motion to dismiss the amended counterclaim. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.
                                      12

                                     PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS.

MARKET INFORMATION

            The Common Stock of the Company began trading publicly in the over-the-counter market on the Nasdaq Stock Market's National Market on November 15, 1991, under the symbol CHKR. The following table sets forth the high and low closing sale price of the Checkers Common Stock as reported in the Nasdaq National Market for the periods indicated:

                                         High                    Low
                                         ----                    ---
            1995
              First Quarter             $4.06                   $1.88
              Second Quarter            $2.81                   $1.81
              Third Quarter             $3.25                   $1.72
              Fourth Quarter            $1.97                   $0.92

            1996
              First Quarter             $1.75                   $1.19
              Second Quarter            $1.50                   $1.13
              Third Quarter             $1.25                   $0.75
              Fourth Quarter            $1.97                   $0.78

HOLDERS
            At March 14, 1997, the Company had approximately 7,339 stockholders of record.

DIVIDENDS

            Dividends are prohibited under the terms of the Company's major debt agreement. The Company has not paid or declared cash distributions or dividends (other than the payment of cash in lieu of fractional shares in connection with its stock splits). Any future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

RECENT UNREGISTERED SALES

            During fiscal year 1996, the Company has engaged in the following sales of its securities which were not registered under the Securities Act of 1933, and which have not been previously reported.

            On November 22, 1996, the Company issued, to the lenders under its Amended and Restated Credit Agreement, warrants to purchase an aggregate of 20 million shares of Common Stock in consideration of such lenders agreeing to the terms of such Amended and Restated Credit Agreement. See Note 3 to Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, which is incorporated herein by this reference. Such sales were made pursuant to
Section 4(2) of the Securities Act of 1933 based upon, among other factors, the limited nature of the offering, the number of lenders and the status of the purchasers as "accredited investors," as such term is defined under Rule 501 of Regulation D under the Securities Act of 1933.

            Pursuant to contractual obligations entered into in 1996, the Company has issued warrants to purchase 5,100,000 shares of Common Stock in connection with the settlement of LOPEZ ET. AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET. AL. See Item 3 of this Form 10-K which is incorporated herein by this reference. Such issuance was pursuant to Section 3 (a) (10) of the Securities Act of 1933.
                                       13

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

            The selected historical consolidated Statement of Operations data presented for each of the fiscal years in the three-year period ended December 30, 1996 and Balance Sheet data as of December 30, 1996, and as of January 1, 1996, were derived from, and should be read in conjunction with, the audited financial statements and related notes of Checkers Drive-In Restaurants, Inc. and subsidiaries included elsewhere herein. The Statement of Operations data for the year ended December 31, 1993 and December 31, 1992 and Balance Sheet data as of January 2, 1995, December 31, 1993 and December 31, 1992 were derived from audited financial statements not included herein.

            The information provided below has also been adjusted to reflect income tax expense as if Champion was not an S Corporation from inception (May
1990) through its acquisition by the Company (November 1991). Also, the Company declared a three-for-two stock split, a two-for-one stock split and a three-for-two stock split payable in the form of stock dividends effective February 20, 1992, September 3, 1992, and June 30, 1993, respectively. All share and per share information has been retroactively restated to reflect the splits. In 1993, the Company completed a number of acquisitions, five of which (for a total of 20 Restaurants) were accounted for as poolings of interests. The information provided below has been restated to reflect the retroactive combination of the entities involved in the acquisitions accounted for as poolings of interests and to provide pro forma income taxes for all S Corporations involved.

            As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will generally end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

                                             --------------------------------------------------------------
                                              Dec. 30,      Jan. 1,      Jan. 2,    Dec. 31,     Dec. 31,
                                                1996         1996         1995        1993         1992
                                             --------------------------------------------------------------
Net Operating Revenue                         $ 164,960    $ 190,305    $ 215,115    $ 184,027   $ 102,137
Restaurant Operating Costs                      156,548      167,836      173,087      124,384      63,774
Cost of Modular Restaurant Package
     Revenues                                     1,704        4,854       10,485       20,208      11,899
Other Depreciation and Amortization               4,326        4,044        2,796        1,325         511
Selling, General and Administrative Expense      20,190       24,215       21,875       14,048       7,988
Accounting Charges and Loss Provisions           24,405       26,572       14,771         --          --
Interest Expense                                  6,233        5,724        3,564          556         706
Interest Income                                     678          674          326          273       1,266
Minority Interests in Income (Loss)              (1,509)        (192)         185          342         400
Income from Continuing Operations (Pretax)    $ (46,258)   $ (42,074)   $ (11,324)   $  23,437   $  18,125
Income from Continuing Operations
     (Pretax) per  Common  Share              $   (0.89)   $   (0.83)   $   (0.23)   $    0.49   $    0.40
Total Assets                                  $ 136,110    $ 166,819    $ 196,770    $ 179,950   $ 101,526
Long-Term Obligations and Redeemable
     Preferred Stock                          $  39,906    $  38,090    $  38,341    $  36,572   $   4,162
Cash Dividends Declared per Common Share      $    --      $    --      $    --      $    --     $    --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The Company commenced operations on August 1, 1987, to operate and franchise Checkers double drive-thru Restaurants. As of December 30, 1996, the Company had an ownership interest in 232 Company-operated Restaurants and an additional 246 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of December 30, 1996, there were 218 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of December 30, 1996, there were 14 such Joint Venture Restaurants). (See "Business
- Restaurant Operations - Joint Venture Restaurants" in Item 1 of this Report.)

         The Company did not realize the anticipated results expected from the introduction of certain cost cutting and efficiency enhancing programs implemented into the restaurants in fiscal 1996. Restaurant margins decreased from 6.1% to (0.7)%, primarily as a result of high labor costs. The continued decrease in comparable sales likewise adversely affected programs designed to improve restaurant margins. The Company has implemented aggressive programs in the beginning of fiscal year 1997 that are designed to improve food, paper and labor costs in the restaurants. These programs include closure of one drive thru lane during slow periods, adjusting the salaried manager complement and establishing a labor matrix that guides the general managers to an acceptable amount of labor hours for different sales volume levels.

         As of March 1996, the Company had 53 Company and franchise Restaurants testing its proprietary L.A. Mex Mexican brand. Although initial sales were encouraging, the sales increases resulted in little or no contribution to the profitability of the test units. Additionally, speed of service was adversely impacted by the addition of the L.A. Mex products. As a result, the Company closed 13 of the 53 tests in February 1997 and expects to close a majority of the tests in the first two quarters of fiscal year 1997.

         In July 1996, the company's primary credit facility was acquired from the then existing bank lending group by a new group of lenders led by DDJ Capital Management LLC (collectively, the "DDJ Group"). In November 1996, CKE Restaurants, Inc. ("CKE") and other investors, including certain members of the DDJ Group (collectively the "CKE Group") acquired the credit facility from the DDJ Group. The credit facility was restructured in late November 1996. The Company negotiated the deferment of principal payments, reduction in interest rate, extension of the maturity date by one year, and the elimination or relaxation of all financial performance and ratio covenants. The restructuring required the Company to issue to the CKE Group warrants to purchase 20 million shares of the Company's common stock at $.75 per share. Additionally, the restructured loan agreement required the Company to elect three members selected by the CKE Group to the Company's Board of Directors resulting in a seven member Board. The new members elected to the Company's Board of Directors pursuant to the restructured loan agreement were William P. Foley, II, Terry N. Christensen and C. Thomas Thompson.

         Significant management changes have occurred since the end of the third quarter of fiscal year 1996. Effective December 17, 1996, Albert J. DiMarco resigned as the Company's Chief Executive Officer and President. Mr. DiMarco simultaneously resigned as a member of the Company's Board of Directors. On that same date, C. Thomas Thompson was elected to serve as Vice Chairman of the Board of Directors and as Chief Executive Officer. On January 6, 1997, Richard E. Fortman was elected to serve as President and Chief Operating Officer of the Company and Joseph N. Stein was elected to serve as Executive Vice President and Chief Administrative Officer of the Company. Effective January 21, 1997, Michael
E. Dew resigned as Vice President of Company Operations. Effective that same date, Michael T. Welch, Vice President of Operations, Marketing, Restaurant Support Services and Research & Development assumed the additional duties of Vice President of Company Operations. On January 24, 1997, James T. Holder, Chief Financial Officer and Secretary of the Company was promoted to Senior Vice President, General Counsel and Secretary of the Company and Joseph N. Stein assumed the additional duties of Chief Financial Officer. Messrs. Thompson and Fortman respectively bring over 25 and 27 years of experience in the operation of quick service restaurants to the Company.

         During fiscal 1996, the Company applied a marketing strategy that consisted of strategic limited time offer ("LTO") products supported by radio and outdoor advertising. The majority of these LTO products carried a low price point and were designed to be introduced for a four to eight week period. Comparable store sales continued to decline during fiscal year 1996. The Company is therefore evaluating alternative marketing strategies, including a greater emphasis on the quality of the burgers and fries that Checkers offers, and an increased emphasis on combo meals. The Company plans to test a new marketing strategy in selected markets during fiscal year 1997.

         In fiscal year 1996, the Company, along with its franchisees, experienced a net reduction of 21 operating restaurants. In 1997, the franchise community expects to open up to 30 new units and the Company intends to close fewer restaurants focusing on improving Restaurant margins. The franchise group as a whole continues to experience higher average per store sales than Company stores.
         The Company receives revenues from Restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured MRP's. Cost of Restaurant sales relates to food and paper costs. Other Restaurant expenses include labor and all other Restaurant costs for Company-operated Restaurants. Cost of MRP's relates to all Restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and selling, general and administrative expenses, relate both to Company-operated Restaurant operations and MRP revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional Restaurant openings and the sales volumes of both existing and new Restaurants. MRP revenues are directly affected by the number of new franchise Restaurant openings and the number of new MRP's produced or used MRP's refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected Restaurant operating data.

                                                            Fiscal Year Ended
                                               --------------------------------------------
                                                     Dec. 30,       Jan. 1,        Jan. 2,
                                                       1996          1996           1995
                                               --------------------------------------------
Revenues:
    Gross Restaurant Sales                             96.8           96.4           93.4
          Coupons & Discounts                           2.6            2.5            2.8
                                               --------------------------------------------
 Net Restaurant Sales                                  94.2           93.9           90.6
    Royalties                                           4.5            4.0            3.2
    Franchise Fees                                      0.6            0.5            0.9
    Modular Restaurant Packages                         0.7            1.6            5.3
                                               --------------------------------------------

    Total Revenues                                    100.0%         100.0%         100.0%
                                               --------------------------------------------
Costs and Expenses:
    Restaurant Food and Paper Cost(1)                  34.2           34.7           34.4
    Restaurant Labor Costs(1)                          35.9           31.8           29.3
    Restaurant Occupancy Expense(1)                     8.1            6.3            4.9
    Restaurant Depreciation and Amortization(1)         5.5            5.8            6.1
    Advertising Expense(1)                              4.6            4.4            3.9
    Other Restaurant Operating Expenses(1)              9.6            8.5            7.5
    Cost of Modular Restaurant Package Revenues(2)    141.8          162.1           92.0
    Other Depreciation and Amortization                 2.6            2.1            1.3
    Selling, General and Administrative Expenses       12.2           12.7           10.2
    Impairment of Long-lived Assets                     9.3            9.9            0.0
    Losses on Assets to be Disposed of                  4.3            1.7            4.2
    Loss provisions                                     1.2            2.3            2.6
    Operating Loss                                    (25.6)%        (19.6)%         (3.7)%
Other Income (Expense):
     Interest Income                                    0.4            0.4            0.4
     Interest Expense                                  (3.8)          (3.0)          (1.7)
Minority Interest in Earnings                          (0.9)          (0.1)           0.1
                                               --------------------------------------------
Loss Before Income Tax Expense (Benefit)              (28.0)%        (22.1)%         (5.2)%
Income Tax Expense (Benefit)                            0.1 %         (4.6)%         (2.1)%
                                               --------------------------------------------
Net Loss                                              (28.1)%        (17.5)%         (3.1)%
                                               ============================================

                                                            Fiscal Year Ended
                                               --------------------------------------------
                                                   Dec. 30,       Jan. 1,        Jan. 2,
                                                     1996          1996           1995
                                               --------------------------------------------
Operating Data:
    System Wide Restaurant Sales (in 000's)
        Company Operated                        $   155,392     $ 178,744      $ 194,922
        Franchise                               $   172,566     $ 190,151      $ 180,977

                                               --------------------------------------------
Total                                           $   327,958     $ 368,895      $ 375,899
                                               ============================================

Average Annual Net Sales Per Restaurant Open
For A Full Year (in 000's) (3):
    Company Operated                            $       651     $     721      $     815
    Franchised                                          755           814            840
                                               --------------------------------------------
    System Wide                                 $       699     $     765      $     827
                                               --------------------------------------------

Number of Restaurants (4)
    Company Operated                                    232           242            261
    Franchised                                          246           257            235
                                               --------------------------------------------
Total                                                   478           499            496
                                               ============================================
_____________________________________________________________

(1)     As a percent of gross Restaurant sales.
(2)     As a percent of Modular Restaurant Package revenues.
(3)     Includes sales for Restaurants open for entire trailing 13 periods, and stores expected to be closed in the following year.
(4)     Number of Restaurants open at end of period.


COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1996 AND 1995

            REVENUES. Total revenues decreased 13.3% to $165.0 million in 1996 compared to $190.3 million in 1995. Company-operated net restaurant sales decreased 13.1% to $155.4 million in 1996 from $178.7 million in 1995. The decrease resulted partially from a net reduction of 10 Company-operated Restaurants since January 1, 1996. Comparable Company-operated Restaurant sales for the year ended December 30, 1996, decreased 9.7% as compared to the year ended January 1, 1996, which includes those Restaurants open at least 13 periods. These decreases in net restaurant sales and comparable Restaurant sales is primarily attributable to continuing sales pressure from competitor discounting, severe weather in January and February of 1996 and the inability of the Company to effect a competitive advertising campaign during fiscal 1996.

            Royalties decreased 2.2% to $7.4 million in 1996 from $7.6 million in 1995 due primarily to a net reduction of 11 franchised Restaurants since January 1, 1996. Comparable franchised Restaurant sales for Restaurants open at least 12 months for the year ended December 30, 1996, decreased approximately
7.2% as compared to the year ended January 1, 1996. The Company believes that the decline in sales experienced by franchisees can be attributed primarily to the same factors noted above, but that these factors may have been mitigated to some extent by the location in many instances of franchise restaurants in less competitive markets.

            Franchise fees decreased 3.2% to approximately $930,000 in 1996 from approximately $961,000 in 1995. An actual decrease of $421,000 as a direct result of fewer franchised Restaurants opened as well as certain discounting of fees on non-standard Restaurant openings, offset by the effect of recording $390,000 of revenue from terminations of Area Development Agreements during the year ended December 30, 1996, generated the net decrease of $31,000. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            MRP revenues decreased 59.9% to $1.2 million in 1996 compared to $3.0 million in 1995 due to decreased sales volume of MRP's to the Company's franchisees which is a result of a slow down in franchisee Restaurant opening activity. Also, the Company made a concerted effort to refurbish and sell its inventory of used MRP's from previously opened sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues. MRP revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of MRP revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Restaurant food ($49.5 million) and paper ($5.2 million) costs totalled $54.7 million or 34.2% of gross restaurant sales for 1996, compared to $63.7 million ($57.6 million food costs; $6.1 million, paper costs) or 34.7% of gross restaurant sales for 1995. The decrease in food and paper costs as a percentage of gross restaurant sales was due primarily to decreases in beef costs and paper costs experienced by the Company during fiscal 1996, partially offset by various promotional discounts in the final two quarters of 1996.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $57.3 million or 35.9% of gross restaurant sales for 1996, compared to $58.2 million or 31.8% of gross restaurant sales for 1995. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the semi-variable nature of these costs; a high level of turnover in the regional management positions, which caused inconsistencies in the management of labor costs in the Restaurants; increase in labor costs resulting from the L.A. Mex dual brand test; and increase in the federal minimum wage rate. The decrease in actual expense was caused by a reduction in the variable portion of labor expenses as sales declined.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $12.9 million or 8.1% of gross restaurant sales for 1996, compared to $11.6 million or 6.3% of gross restaurant sales for 1995. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed nature of these expenses and also higher average occupancy costs resulting from the acquisition of interests in 12 Restaurants in Chicago, Illinois.

            Restaurant depreciation and amortization decreased 16.9% to $8.8 million for 1996, from $10.6 million for 1995, due primarily to late 1995 and 1996 impairments recorded under Statement of Financial Accounting Standards No. 121 which was adopted as of January 1, 1996.

            Advertising decreased to $7.4 million or 4.6% of restaurant sales for 1996 which did not materially differ from the $8.1 million or 4.4% of restaurant sales spent for advertising in 1995.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses totalled $15.3 million or 9.6% of gross restaurant sales for 1996 compared to $15.6 million or 8.5% of gross restaurant sales for 1995. The increase for 1996 as a percentage of gross restaurant sales, was primarily related to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of many expenses.

            Costs of MRP revenues totalled $1.7 million or 141.8% of MRP revenues for 1996, compared to $4.9 million or 162.1% of such revenues for 1995. The decrease in these expenses as a percentage of MRP revenues was attributable to a third quarter 1995 accounting charge of $500,000 to write-down excess work in process buildup and a reduction in direct and indirect labor in early 1996.

            Selling, general and administrative expenses decreased to $20.2 million or 12.2% of total revenues in 1996 from $24.2 million or 12.7% of total revenues in 1995. The decrease in these expenses was primarily attributable to a decrease in corporate overhead costs as a result of the Company's restructuring during 1995 and early 1996.

            ACCOUNTING CHARGES AND LOSS PROVISIONS. The Company recorded accounting charges and loss provisions of $16.8 million during the third quarter of 1996, $1.2 million of which consisted of various selling, general and administrative expenses including refinancing costs of $850,000 to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group. Provisions totalling $14.2 million to close 27 Restaurants, relocate 22 of them, settle 16 leases on real property underlying these stores and sell land underlying the other 11 Restaurants, and impairment charges related to an additional 28 under-performing Restaurants were recorded. A loss provision of $500,000 was also recorded to reserve for obsolescence in Champion's finished buildings inventory.

            Additional accounting charges and loss provisions of $11.1 million were recorded during the fourth quarter of 1996, $1.5 million of which consisted of various selling, general and administrative expenses (including severance, employee relocations, bad debt provisions and other charges). Provisions totalling $6.4 million including $1.4 million for additional losses on assets to be disposed of, $4.6 million for impairment charges related to 9 under-performing Restaurants received by the Company through a July 1996 franchisee bankruptcy action and $400,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a $1.1 million provision for loss on the disposal of the L.A. Mex product line, workers compensation accruals of $1.1 (included in Restaurant labor costs), adjustments to goodwill of approximately $510,000 (included in other depreciation and amortization) and approximately a $450,000 charge for the assumption of minority interests in losses on joint-venture operations as a result of the receipt by the Company of certain assets from the above mentioned CDDT bankruptcy.

            Third quarter 1995 accounting charges and loss provisions of $8.8 million consisted of $2.8 million in various selling, general and administrative expenses (write-off of receivables, accruals for recruiting fees, relocation costs, severance pay, reserves for legal settlements and the accrual of legal fees); $3.2 million to provide for Restaurant relocation costs, write-downs and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1.5 million for workers compensation exposure included in Restaurant labor costs and $260,000 in other charges, net, including the $500,000 write-down of excess inventory and a minority interest adjustment.

            Fourth quarter 1995 accounting charges included $3.0 million for warrants to be issued in settlement of litigation (see Item 3 - LOPEZ, ET AL VS. CHECKERS) and to accrue approximately $800,000 for legal fees in connection with the settlement and continued defense of various litigation matters. Additionally, during the fourth quarter of 1995, the Company early adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121) which requires a write-down of certain intangibles and property related to under performing sites. The effect of adopting SFAS 121 was a total charge to earnings for 1995 of $18.9 million, consisting of a $5.9 million write-down of goodwill and a $13.1 million write-down of property and equipment.

            INTEREST EXPENSE. Interest expense increased to $6.2 million or 3.8% of total revenues in 1996 from $5.7 million or 3.0% of total revenues in 1995. This increase was due to the Company's 1996 debt restructuring and related amortization of deferred loan costs.

            INCOME TAX EXPENSE (BENEFIT). Due to the loss for 1996, the Company recorded an income tax benefit of $18.0 million or 38.9% of the loss before income taxes and recorded a deferred income tax valuation allowance of $18.1 million, resulting in a net tax expense of $151,000 for 1996, as compared to an income tax benefit of $16.5 million or 39.1% of earnings before income taxes and recorded a deferred income tax valuation allowance of $7.6 million resulting in a net tax benefit of $8.9 million for 1995. The effective tax rates differ from the expected federal tax rate of 35.0% due primarily to state income taxes.

            NET LOSS. Earnings were significantly impacted by the loss provisions and the write-downs associated with SFAS 121 in 1996 and in 1995. Net loss before tax and the provisions (provisions totalled $27.9 million in 1996 and $31.6 million in 1995) was $18.4 million or $.36 per share for 1996 and $10.5 million or $.21 per share for 1995, which resulted primarily from a decrease in the average net Restaurant sales and margins, and a decrease in royalties and franchise fees, offset by a decrease in depreciation and amortization and selling, general and administrative expenses.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1995 AND 1994

            REVENUES. Total revenues decreased 11.5% to $190.3 million in 1995 compared to $215.1 million in 1994. Company-operated Restaurant sales decreased 8.3% to $178.7 million in 1995 from $194.9 million in 1994. The decrease resulted primarily from a net reduction of 19 Company-operated Restaurants since January 2, 1995, partially offset by a full year of operations for Company-operated Restaurants opened in 1994. Comparable Company-operated Restaurant sales for the year ended January 1, 1996, decreased 11.5% as compared to the year ended January 2, 1995. This includes those Restaurants open at least 13 periods. The decrease in comparable Restaurant sales is primarily attributable to increased sales pressure from competitor discounting and the severe weather in various parts of the United States.

            Royalties increased 10.0% to $7.6 million in 1995 from $6.9 million in 1994 due primarily to a 5.1% increase in franchised Restaurant sales and a net addition of 22 franchised Restaurants since January 2, 1995. Comparable franchised Restaurant sales for Restaurants open at least 12 months for the year ended January 1, 1996, decreased approximately 3.1% as compared to the year ended January 2, 1995. The Company believes that the decline in sales experienced by franchisees can be attributed primarily to the same factors noted above, but that these factors may have been mitigated to some extent by the location in many instances of franchise restaurants in less competitive markets.

            Franchise fees decreased 48.8% to approximately $961,000 in 1995 from $1.9 million in 1994. This was a direct result of opening fewer franchised Restaurants during the year ended January 1, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular Restaurant Package revenues decreased 73.7% to $3.0 million in 1995 compared to $11.4 million in 1994 due to decreased sales volume of Modular Restaurant Packages to the Company's franchisees which is a result of a slow down in franchisee Restaurant opening activity. Also, the Company made a concerted effort to refurbish and sell its inventory of used Modular Restaurant Packages from previously opened sites which has negatively impacted the new building revenues. Modular Restaurant Package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of Modular Restaurant Package revenues are recognized prior to the opening of a Restaurant.

            COSTS AND EXPENSES. Restaurant food ($57.6 million) and paper ($6.1 million) costs totalled $63.7 million or 34.7% of gross restaurant sales for 1995, compared to $69.2 million ($63.4 million, food costs; $5.8 million, paper costs) or 34.4% of gross restaurant sales for 1994.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $58.2 million or 31.8% of gross restaurant sales for 1995, compared to $58.8 or 29.3% of gross restaurant sales for 1994. The increase in restaurant labor costs as a percentage of gross restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs and a provision of $1.5 million for workers compensation exposure in the third quarter of 1995.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $11.6 or 6.3% of gross restaurant sales for 1995, compared to $9.7 or 4.9% of gross restaurant sales for 1994. This increase in restaurant occupancy costs as a percentage of gross restaurant sales was due partially to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these expenses while the increase in the actual expense resulted from increases in utilities, property taxes and insurance.

            Restaurant depreciation and amortization decreased 13.7% to $10.6 million for 1995, from $12.3 for 1994, due primarily to the net reduction of 19 Company-operated Restaurants since January 2, 1995.

            Advertising increased to $8.1 million or 4.4% of of gross restaurant sales in 1995 from $7.9 million or 3.9% of of gross restaurant sales 1994. The increase in this expense was due to increased expenditures for broadcast advertising.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses totalled $15.6 million or 8.5% of gross restaurant sales for 1995 compared to $15.1 or 7.5% of gross restaurant sales for 1994. The increase as a percentage of gross restaurant sales, was primarily related to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of many expenses.

            Cost of Modular Restaurant Packages totalled $4.9 million or 162.1% of Modular Restaurant Package revenues in 1995 compared to $10.5 million or 92.0% of such revenues in 1994. The increase in these expenses as a percentage of Modular Restaurant Package revenues was attributable to the decline in the number of units produced relative to the fixed and semi-variable nature of many expenses. The total number of units declined in 1995, not only because of the decline in the number of units produced for franchisees, but also because the Company opened fewer Restaurants in 1995 than 1994, and also used relocated Company units for certain 1995 Restaurant openings. The Company also incurred costs associated with the reduction in volume.

            Selling, general and administrative expenses increased to $24.2 million or 12.7% of total revenues in 1995 from $21.9 million or 10.2% of total revenues in 1994. The increase in these expenses was primarily attributable to third quarter 1995 accounting charges of $3.6 million as discussed below, partially offset by a decrease in corporate overhead costs as a result of the Company's restructuring.
                                       20

            ACCOUNTING CHARGES AND LOSS PROVISIONS. The Company recorded accounting charges and loss provisions totalling $8.8 million during the quarter ended September 11, 1995. There was no comparable charge for the quarter ended September 12, 1994. These charges include a provision of $3.2 million for Restaurant relocations and abandoned site costs. The provision for Restaurant relocations and abandoned site costs consists of a $1.2 million charge to write down 21 relocated Modular Restaurant Packages to net realizable value and a charge of $2.0 million to adjust existing reserves necessary to expense site improvements, settle leases, and provide for other costs associated with the abandonment of under performing Restaurant sites and to provide for the closure of four additional Restaurants.

            Of the above provision totalling $3.2 million approximately $2.3 million represents accounting charges primarily for the write-off of site costs to originally open the Restaurants and cash expenditures to be made to settle lease liabilities over the remaining lives (up to fourteen years) of the underlying leases. These payments are expected to be funded out of operating cash flows.

            In addition to the provision of $3.2 million discussed above, the Company recorded charges of $3.6 million to (i) write-off uncollectible receivables related primarily to the Champion division; (ii) write down obsolete inventory and menu boards; (iii) expense costs associated with the hiring of new employees, including recruiting fees and relocation costs; (iv) provide for severance pay; (v) write-off loan origination fees incurred in connection with the Company's credit facility, which has been substantially renegotiated; (vi) dispose of a subsidiary which distributes promotional apparel; (vii) reserve for the settlement of litigation arising in the ordinary course of business and accrue for legal fees. These charges are included in selling, general and administrative expenses.

            Other third quarter accounting charges included a $1.5 million charge to reserve for future workers compensation claims exposure in connection with the Company's self-insured plan, which was included in other Restaurant operating expenses; a $721,000 charge for the Champion division to write-off previously capitalized costs which are no longer expected to provide any future benefit and to write down obsolete equipment inventories, which was included in cost of Modular Restaurant Packages; a $314,000 recovery of minority interests in losses which had been previously reserved by the Company, which was included in minority interests in earnings (losses); and a $101,000 charge to reserve for state income tax assessments, which was reflected in income tax expense (benefit).

            Fourth quarter 1995 accounting charges included $3.0 million for warrants to be issued in settlement of litigation (see Item 3 - LOPEZ, ET AL VS. CHECKERS) and to accrue approximately $800,000 for legal fees in connection with the settlement and continued defense of various litigation matters. Additionally, during the fourth quarter of 1995, the Company early adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121) which requires a write-down of certain intangibles and property related to under performing sites. The effect of adopting SFAS 121 was a total charge to earnings for 1995 of $18.9 million, consisting of a $5.9 million write-down of goodwill and a $13.1 million write-down of property and equipment.

            Comparatively, in 1994 the Company recorded provisions totalling $4.5 million in the first quarter and $11.4 million in the fourth quarter of 1994. The first quarter $4.5 million provision included $1.8 million to provide for the write-off of site costs and the other costs to originally open Restaurants and $1.7 million for lease liability settlements related to the 21 closed or underperforming Restaurants. The fourth quarter 1994 provisions totalling $11.4 million included a $1.7 million charge to settle leases and expense site costs and $3.0 million in other costs to originally open Restaurants for the 12 under performing Restaurants to be relocated. These charges, along with the first quarter $4.5 million charge described above are combined, and the total $9.1 million was reflected in the Company's 1994 Consolidated Statement of Operations. A restructuring charge of $5.6 million was included in the fourth quarter 1994 provisions to provide for the Company's reorganization due to its inability to find sufficient capital on acceptable terms to maintain its growth rate and the resultant downsizing of staff and offices and the write-off of costs associated with sites which will not be developed and new Restaurant openings which have been delayed. The charge consisted of severance costs, closed office expense, and loss on sale of the Company plane totaling $680,000, and site costs and other costs to open previously anticipated new Restaurants of $5.0 million. Other fourth quarter 1994 provisions included $850,000 for legal costs and an allowance for royalty receivables due from a franchisee involved in a bankruptcy, and $275,000 for settlement of real estate title claims, both of which were included in 1994 selling, general and administrative expenses. Of the 1994 provisions which total $15.9 million, approximately $11.0 million represents non-cash charges primarily for the write-off of site costs and other costs to originally open the Restaurants. The remaining $4.9 million primarily represents cash expenditures to be made to settle lease liabilities over the remaining lives of the underlying leases.

            INTEREST EXPENSE. Interest expense increased to $5.7 million or 2.9% of total revenues in 1995 from $3.6 million or 1.6% of total revenues in 1994. This increase was due to the Company's 1995 debt issuances in connection with Restaurant acquisitions and capitalized leases resulting from sale-leaseback transactions.

            INCOME TAX EXPENSE (BENEFIT). Due to the loss for the year ended January 1, 1996, the Company recorded an income tax benefit of $8.9 million or 21.0% of the loss before income taxes for the year ended January 1, 1996, as compared to income tax benefit of $4.6 million (after giving effect to pro forma income taxes for merged entities during their S Corporation status), or 40.4% of earnings before income taxes for the year ended January 2, 1995. The effective tax rates of 21.0% in 1995 and 40.4% in 1994 (after giving effect to pro forma income taxes for merged entities during their S corporation periods) differed from the expected federal tax rate of 35% primarily due to state income taxes, tax-free investment income, job tax credits and the implementation of SFAS 121 in 1995.

            NET LOSS. Earnings were significantly impacted by the loss provisions which were recorded in 1995 and the write-downs associated with implementation of SFAS 121. Net loss before the provisions, which totalled $31.5 million, was $1.7 million or $.03 per share, which resulted primarily from a decrease in the average net Restaurant sales and margins, a decrease in franchise fees, a decrease in modular Restaurant package revenues and margins, increased advertising and interest expense offset by a significant decrease in selling, general and administrative expenses. The provisions net of tax benefit represent a charge of $26.7 million or $.53 per share, resulting in an overall net loss of $33.2 million or $.65 per share for the year ended January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

            On October 28, 1993, the Company entered into a loan agreement (the "Loan Agreement") with a group of banks ("Bank Group") providing for an unsecured, revolving credit facility. The Company borrowed approximately $50 million under this facility primarily to open new Restaurants and pay off approximately $4 million of previously-existing debt. The Company subsequently arranged for the Loan Agreement to be converted to a term loan and collateralized the term loan and a revolving line of credit ranging from $1 million to $2 million (the "Credit Line") with substantially all of the Company's assets.

            On July 29, 1996, the debt under the Loan Agreement and Credit Line was acquired from the Bank Group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). On November 14, 1996, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Casa Bonita, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD., which is a controlling shareholder of Rally's Hamburgers, Inc.

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $9.1 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall-Folks (the "Rall-Folks Notes"). Pursuant to the Rall-Folks Agreement, the Company is to deliver to Rall-Folks shares of its Common Stock with a value equal to the then outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1.8 million as of March 1, 1997. The Rall-Folks Notes are fully subordinated to the Company's existing bank debt.

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

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1.7 million as of March 1, 1997. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

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

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). The transactions with Rall-Folks and RDG have been delayed due to the Company's negotiations with the various investor groups during fiscal 1996 concerning the restructure of the Company's debt. Each of the parties has the right to terminate their respective Agreement.

            Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes was to have been extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note was to have been extended approximately one year. The Company intends to attempt to negotiate a further extension of these notes. No assurance can be given that the Company will be successful in any attempted negotiations.

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

            On April 11, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). Pursuant to the NTDT Agreement, the Company is to issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such block of Common Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of March 1, 1997. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note was to have been extended until May 31, 1997, if the Company was in compliance with its obligations under the NTDT Agreement and NTDT had received at least $1.0 million from the sale of the Common Stock by January 31, 1997. The Company did not meet these obligations and the Note, therefore, was not extended. Such dates were to be extended if NTDT failed to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note. The Company has not complied with its obligations under the NTDT Agreement to date.

            If these transactions are consumated, it is anticipated that approximately 4,000,000 shares of Common Stock will be issued by the Company (representing approximately 6.2% of the shares outstanding after such issuance) as consideration for various assets, primarily the Rall-Folks Notes, the RDG Note and the NTDT Note (the "Notes") described above. The number of shares to be issued will be determined by dividing the outstanding balance due under the Notes (approximately $4.8 million as of March 1, 1997) or the purchase price for the assets (approximately $300,000) by the average of the closing sale price per share of the Common Stock for a set number of days prior to the closing date for each transaction. The shares will either be available for immediate sale by the persons and entities to whom they are issued, or the Company will be required to register them for sale under the federal and state securities laws. In order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company negotiated the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate); provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock. While it is anticipated that the foregoing limits, if the agreements containing such limits remain in effect, will allow an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the effect of a continuous offering of an average of 30,000 shares per day by Rall-Folks, RDG and NTDT is undeterminable at this time. The individuals or entities having registration rights for Common Stock to be issued upon the exercise of the warrants under the Restated Credit Agreement, (or any other individuals or entities having piggyback registration rights thereto) will be entitled to sell such stock upon exercise of the warrants subject to any limitations under federal securities laws resulting from their relationship to the Company. The individuals or entities having registration rights for Common Stock issued in connection with the Private Placement may be sold in the open market only after the expiration of one year from the date of issuance, also subject to any applicable federal securities laws. There can be no assurance that any of these sales will not have an adverse effect on the market price for the Common Stock.

            The consumation of the transaction with each of Rall-Folks, RDG and NTDT has been delayed by the negotiations with the various investor groups during fiscal 1996 concerning the restructure of the Company's debt. Pursuant to the terms of the Restated Credit Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, or may repay them in cash.

            The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1997.

            On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $20 million in proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

            The Private Placement purchase agreement requires that the Company submit to its shareholders for vote at its 1997 Annual Shareholders' Meeting the conversion of the Preferred Stock into 8,771,900 shares of the Company's common stock. If the shareholders do not vote in favor of the conversion, the Preferred Stock will remain outstanding with the rights and preferences set forth in the Certificate of Designation of Series A Preferred Stock of the Company (the "Certificate", a copy of which is an Exhibit hereto), including (i) a dividend preference, (ii) a voting preference, (iii) a liquidation preference and (iv) a redemption requirement. If the conversion of the Preferred Stock into common stock is not approved by the Company's shareholders at the 1997 Annual Meeting, the Preferred Stock will have the right to receive cash dividends equal to $16.53 per share per annum payable on a quarterly basis beginning August 19, 1997. Such dividends are cumulative and must be paid in full prior to any dividends being declared or paid with respect to the Company's common stock. If the Company is in default with respect to any dividends on the Preferred Stock, then no cash dividends can be declared or paid with respect to the Company's common stock. If the Company fails to pay any two required dividends on the Preferred Stock, then the number of seats on the Company's Board of Directors will be increased by two and the holders of the Preferred Stock will have the right, voting as a separate class, to elect the Directors to fill those two new seats, which new Directors will continue in office until the holders of the Preferred Stock have elected successors or the dividend default has been cured. In the event of any liquidation, dissolution or winding up, but not including any consolidation or merger of the Company, the holders of the Preferred Stock will be entitled to receive a liquidation preference of $114 per share plus any accrued but unpaid dividends (the "Liquidation Preference"). In the event the the stockholders do not approve the conversion of the Preferred Stock and the Company subsequently completes a consolidation or merger and the result is a change in control of the Company, then each share of the Preferred Stock will be automatically redeemed for an amount equal to the Liquidation Preference. The Company is required to redeem the Preferred Stock for an amount equal to the Liquidation Preference on or before February 12, 1999. If the redemption does not occur as required, the dividend rate will increase from $16.53 per share to $20.52 per share. Additionally, if there are not then Directors serving which were elected by the holders of the Preferred Stock, the number of directors constituting the Company's Board of Directors will be increased by two and the holders of the Preferred Stock voting as a class will be entitled to elect the Directors to fill the created vacancies.

            In the fiscal year ended December 30, 1996, the Company raised approximately $1.8 million from the sale of various of its assets to third parties, including both personal and excess real property from closed or undeveloped Restaurant locations. Under the terms of the Loan Agreement and the Restated Credit Agreement, approximately 50% of those sales proceeds were utilized to reduce outstanding principal. The Company also received $3.5 million in connection with the reduction of a note receivable which funds were generally used to supplement working capital. As of December 30, 1996, the Company owns or leases approximately 47 parcels of excess real property which it intends to continue to agressively market to third parties, and has an inventory of approximately 36 used MRP's which it intends to continue to agressively market to franchisees and third parties. There can be no assurance that the Company will be successful in disposing of these assets, and 50% of the proceeds from the sale of excess real property must be used to reduce the principal balance under the Restated Credit Agreement.

            The Company has previously had significant working capital due to the proceeds from its two public stock offerings. As of December 31, 1993, these proceeds had been utilized to purchase long-term property and equipment. The Company has negative working capital of $26.7 million at December 30, 1996 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 85% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.
            The Company has implemented aggressive programs at the beginning of fiscal year 1997 designed to improve food, paper and labor costs in the Restaurants. The Company also reduced the corporate and regional staff by 32 employees in the beginning of fiscal year 1997. Overall, the Company believes fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations and the Private Placement should allow the Company to meet its financial obligations and to pay operating expenses in fiscal year 1997. The Company must, however, also successfully consummate the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock. If the Company is unable to consummate one or more of those transactions, and if the Company is thereafter unable to reach some other arrangements with Rall Folks, RDG or NTDT, the Company may default under the terms of the Restated Credit Agreement. In that event, the Company would seek financing from one or more of its current lenders or other third parties to satisfy its obligations to Rall-Folks, RDG and NTDT, although no assurance can be given that the Company would be successful in those efforts.

            The Company's prior operating results are not necessarily indicative of future results. The Company's future operating results may be affected by a number of factors, including: uncertainties related to the general economy; competition; costs of food and labor; the Company's ability to obtain adequate capital and to continue to lease or buy successful sites and construct new Restaurants; and the Company's ability to locate capable franchisees. The price of the Company's common stock can be affected by the above. Additionally, any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in a given period.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A)   FINANCIAL STATEMENTS

      (1) FINANCIAL  STATEMENTS.  The Company's Financial Statements included in
Item 8 hereof, as required, consist of the following:

                                                                                         PAGE
                                                                                         ----
          Report of Independent Auditors                                                  27
          Consolidated Balance Sheets - December 30, 1996 and January 1, 1996             28
          Consolidated Statements of Operations -
             Years ended  December 30, 1996, January 1, 1996 and January 2, 1995          30
          Consolidated Statements of Stockholders' Equity -
             Years ended December 30, 1996,  January 1, 1996 and January 2, 1995          31
          Consolidated Statements of Cash Flows -
             Years ended December 30, 1996, January 1, 1996 and January 2, 1995           32
          Notes to Consolidated Financial Statements -
             Years ended December 30, 1996, January 1, 1996 and January 2, 1995           34

                                       26

Independent Auditors' Report


The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Checkers Drive-In Restaurants, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-in Restaurants, Inc. and subsidiaries as of December 30, 1996 and January 1, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Tampa, Florida
March 3, 1997

                          CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                        December 30,          January 1,
                                                            1996                1996
                                                    -------------------------------------
CURRENT ASSETS:

Cash and cash equivalents
     Restricted                                        $   1,505,000       $     687,500
     Unrestricted                                          1,551,493           2,676,296
Accounts receivable                                        1,544,137           1,942,544
Notes receivable                                             214,063           2,885,962
Inventory                                                  2,260,945           3,161,996
Property and equipment held for resale                     7,607,879           4,338,964
Income taxes receivable                                    3,514,188           3,272,594
Deferred loan costs - (note 1)                             2,451,551                  --
Prepaid expenses and other current assets                    305,721           1,368,532
                                                    -------------------------------------

     Total Current Assets                                 20,954,977          20,334,388

Property and equipment, at cost, net of
     accumulated depreciation and
     amortization (note 2)                                98,188,550         119,949,100
Note receivable from related party (note 6)                       --           5,182,355
Goodwill and non-compete
      agreements, net of accumulated
      amortization of $4,186,132 in 1996 and
      $3,211,665 in 1995 (note 6)                         12,283,789          17,019,078
Deferred income taxes (note 4)                                    --           3,358,000
Deferred loan costs - less current portion (note 1)        3,899,820                  --
Deposits and other noncurrent assets                         782,694             975,996
                                                    -------------------------------------

                                                        $136,109,830        $166,818,917
                                                    =====================================

















See accompanying notes to consolidated financial statements.

                           CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 30,       January 1,
                                                               1996             1996
                                                      -----------------------------------
CURRENT LIABILITIES:
   Short term debt (note 3)                             $     2,500,000   $    1,000,000
   Current installments of long term debt (note 3)            9,589,233       13,170,619
   Accounts payable                                          15,142,249       10,536,745
   Accrued wages, salaries, and benefits                      2,527,993        2,637,830
   Reserve for restructuring, Restaurant relocations
       and abandoned sites (note 8)                           3,799,770        2,290,223
   Accrued liabilities                                       13,784,309       13,652,230
   Deferred franchise fee income                                336,919          300,000
                                                       ----------------------------------

  Total current liabilities                                  47,680,473       43,587,647

   Long-term debt, less current installments (note 3)        39,905,987       38,090,278
   Deferred franchise fee income                                465,500          763,000
   Minority interests in joint ventures                       1,454,672          549,255
   Other noncurrent liabilities                               6,262,813        3,852,729
                                                      -----------------------------------

Total liabilities                                            95,769,445       86,842,909
                                                      -----------------------------------

STOCKHOLDERS' EQUITY (NOTE 7):
  Preferred stock, $.001 par value, Authorized
     2,000,000 shares, no shares outstanding                         --               --
  Common stock, $.001 par value, authorized
     100,000,000 shares, 51,768,480 issued and
     outstanding at December 30, 1996 and
     51,528,480 at January 1, 1996                               51,768           51,528
  Additional paid-in capital                                 90,339,098       90,029,213
  Warrants (notes 7 and 10)                                   9,463,132        3,000,000
  Retained (deficit) earnings                               (59,113,613)     (12,704,733)
                                                      -----------------------------------
                                                             40,740,385       80,376,008

  Less treasury stock, at cost, 578,904 shares                  400,000          400,000
                                                      -----------------------------------

  Net stockholders' equity                                   40,340,385       79,976,008
                                                      -----------------------------------

  Commitments and related party transactions
     (notes 5 and 9)
                                                        $   136,109,830   $  166,818,917
                                                     ====================================








See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended December 30, 1996, January 1, 1996 and
                                 January 2, 1995

                                                                        Fiscal Years Ended
                                                    ---------------------------------------------------------
                                                          December 30,         January 1,         January 2,
                                                             1996                1996               1995
                                                    ---------------------------------------------------------
Revenues:
  Net Restaurant sales                                     155,392,311        178,744,335       194,921,500
  Royalties                                                  7,436,720          7,606,060         6,917,688
  Franchise fees                                               929,662            960,769         1,876,750
  Modular restaurant packages                                1,201,624          2,994,285        11,398,642
                                                    ---------------------------------------------------------

     Total revenues                                        164,960,317        190,305,449       215,114,580
                                                    ---------------------------------------------------------

Costs and expenses:
  Restaurant food and paper costs                           54,706,940         63,726,528        69,171,769
  Restaurant labor costs                                    57,301,817         58,245,114        58,771,755
  Restaurant occupancy expenses                             12,926,386         11,562,191         9,743,089
  Restaurant depreciation and amortization                   8,847,663         10,649,982        12,334,119
  Advertising expense                                        7,420,414          8,086,874         7,932,986
  Other restaurant operating expenses                       15,345,252         15,565,453        15,133,639
  Cost of modular restaurant package revenues                1,703,623          4,853,502        10,484,926
  Other Deprecation and amortization                         4,325,517          4,044,290         2,796,088
  Selling general and administrative expenses               20,189,965         24,215,251        21,875,325
  Impairment of long-lived assets (notes 1 and 8)           15,281,745         18,935,190                --
  Losses on assets to be disposed of  (note 8)               7,131,639          3,192,000         9,140,000
  Loss Provisions (note 8)                                   1,991,295          4,445,000         5,631,000
                                                    ---------------------------------------------------------

        Total cost and expenses                            207,172,256        227,521,375       223,014,696
                                                    ---------------------------------------------------------

        Operating loss                                     (42,211,939)       (37,215,926)       (7,900,116)
                                                    ---------------------------------------------------------
Other income (expense)
     Interest income                                           677,995            674,119           325,614
     Interest expense                                       (6,232,761)        (5,724,242)       (3,564,454)
                                                    ---------------------------------------------------------
  Loss before minority interest, and
     income tax expense (benefit)                          (47,766,705)       (42,266,049)      (11,138,956)
  Minority interest in (losses) earnings                    (1,508,825)          (191,575)           185,298
                                                    ---------------------------------------------------------
  Loss before income tax expense (benefit)                 (46,257,880)       (42,074,474)      (11,324,254)
  Income tax expense (benefit) (note 4)                        151,000         (8,855,000)       (4,573,000)
                                                    ---------------------------------------------------------

Net Loss                                                 $ (46,408,880)     $ (33,219,474)   $   (6,751,254)
                                                    =========================================================

Net loss per common share                                $        (.90)     $        (.65)   $         (.14)
                                                    =========================================================
Weighted average number of common shares
       outstanding                                          51,698,480         50,903,238        49,464,023
                                                    =========================================================









See accompanying notes to consolidated financial statements.

                        CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Years ended December 30, 1996, January 1, 1996 and January 2, 1995

                                                                      Additional                                           Net
                                                         Common        Paid-In                 Retained    Treasury    Stockholders
                                                          Stock        Capital    Warrants     Earnings      Stock        Equity
                                                      ------------------------------------------------------------------------------
Balance at, December 31, 1993                          $  48,641   $83,356,420          --   $ 27,265,995 $ (400,000)  $110,271,056
Issuance of 884,208 shares of common stock at
  $5.77 to $6.28 per share to acquire Restaurants            884     5,427,998          --             --         --      5,428,882
Issuance of 664,045 shares of common stock as
  consideration for Restaurant acquisitions (note 6)         664       237,238          --             --         --        237,902
Net loss                                                      --            --          --     (6,751,254)        --     (6,751,254)
                                                      ------------------------------------------------------------------------------

Balance at, January 2, 1995                               50,189    89,021,656           0      20,514,741  (400,000)   109,186,586
Issuance of 178,273 shares of common stock
   at $2.24 per share to  acquire territory
   rights                                                    178       399,822          --             --          --       400,000
Issuance of 118,740 shares of common stock at
   $2.20 per share to acquire a promotional apparel
   company                                                   119       260,590          --             --          --       260,709
Issuance of 126,375 shares of common stock at
   $2.19 per share to acquire a Restaurant                   126       276,347          --             --          --       276,473
Issuance of 907,745 shares of common stock as
   consideration for Restaurant acquisition (note 6)         908        54,806          --             --          --        55,714
Issuance of 8,377 shares of common stock at
   $1.91  per share to pay consulting fees                     8        15,992          --             --          --        16,000
Warrants  issued in settlement of
   litigation                                                 --            --   3,000,000             --          --     3,000,000
Net loss                                                      --            --          --    (33,219,474)         --   (33,219,474)
                                                      ------------------------------------------------------------------------------

Balance at,  January 1, 1996                              51,528    90,029,213   3,000,000    (12,704,733)   (400,000)   79,976,008
Issuance of 200,000 shares of common stock at
   $1.14 as payment on long-term debt                        200       221,925          --             --          --       222,125
Issuance of 40,000 shares of common stock at
   $1.19 per share to pay consulting fees                     40        47,460          --             --          --        47,500
Warrants  issued to investor group                            --            --   6,463,132             --          --     6,463,132
Employee stock options vested upon severance                  --        40,500          --             --          --        40,500
Net loss                                                      --            --          --    (46,408,880)         --   (46,408,880)
                                                      ------------------------------------------------------------------------------

Balance at, December 30, 1996                          $  51,768   $90,339,098  $9,463,132   $(59,113,613) $ (400,000) $ 40,340,385
                                                      ==============================================================================




See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 30, 1996, January 1,
                            1996 and January 2, 1995

                                                                                    Fiscal Year Ended
                                                                 -------------------------------------------------------
                                                                     December 30,     January 1,       January 2,
                                                                         1996            1996              1995
                                                                 ----------------------------------------------------
Cash flows from operating activities:
     Net Earnings (Loss)                                             $(46,408,880)   $(33,219,474)      $(6,751,254)

     Adjustments to  reconcile  net  earnings to net cash
        provided by operating       activities:
           Deprecation and amortization                                 13,173,180      14,694,273       15,130,208
           Impairment of long-lived assets                              15,281,745      18,935,190               --
           Provision for losses on assets to be disposed of              7,131,639       3,192,000        9,140,000
           Provision for bad debt                                        1,310,818       2,261,196          846,521
           Deferred loan cost amortization                               1,300,081              --               --
           Loss Provisions                                               1,991,295       3,800,000        4,669,847
           (Gain) loss on sale of property & equipment                     (74,580)        125,816           68,375
           Minority interests in (losses) earnings                      (1,508,825)       (191,575)         185,298
           Other                                                                --              --          237,902
     Change in assets and liabilities:
          Increase in receivables                                         (474,386)     (1,125,719)        (592,568)
          Decrease in notes receivables                                  3,011,825              --               --
          Decrease (Increase) in inventory                                 370,590        (588,445)        (524,328)
          (Increase) Decrease in costs and earnings in excess
               of  billings on uncompleted contracts                       (24,793)      1,041,847           70,872
          Increase in income tax receivable                               (241,594)     (1,712,595)        (423,671)
          Decrease (Increase) in deferred income tax assets              3,358,000      (3,358,000)              --
          (Increase) decrease in prepaid expenses                          (89,972)        447,445       (4,477,970)
          Increase in deposits and other noncurrent assets                (309,088)       (103,203)      (1,248,738)
          Increase (decrease) in accounts payable                        4,272,963      (2,810,879)      (3,339,470)
          Increase in accrued liabilities                                2,526,157       4,457,293        3,483,562
          (Decrease) increase in deferred income                          (260,581)        205,500         (448,000)
          Decrease in deferred income taxes liabilities                         --      (2,540,000)      (3,701,000)
                                                                 ----------------------------------------------------

                  Net cash provided by operating activities              4,335,594       3,510,670       12,325,586
                                                                 ----------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                               (4,240,449)     (2,876,491)     (34,763,515)
     Proceeds from sale of assets                                        1,812,625       5,502,347       15,372,000
     Increase in goodwill and noncompete agreements                         (3,875)              --        (156,206)
     Acquisitions of companies, net cash paid                             (200,000)        (64,389)      (1,085,054)
                                                                 ----------------------------------------------------
                  Net cash (used in) provided by investing
                      activities                                    $   (2,631,699)   $  2,561,467    $ (20,632,775)
                                                                 ----------------------------------------------------










See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 30, 1996, January 1,
                            1996 and January 2, 1995

                                                                                    Fiscal Year Ended
                                                                 ----------------------------------------------------
                                                                       December 30,     January 1,       January 2,
                                                                          1996            1996              1995
                                                                 ----------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of short-term debt-net                       1,500,000       1,000,000               --
     Proceeds from issuance of long-term debt                                   --       4,183,195               --
     Borrowing on notes note payable to banks                                   --              --       18,000,000
     Repayments on notes payable to banks                                       --              --       (7,250,000)
     Principal payments on long-term debt                               (3,584,309)    (11,239,365)      (2,097,525)
     Proceeds from investment by minority interest                         285,000              --               --
     Distributions to minority interest                                   (211,889)       (163,696)        (273,240)
                                                                 ----------------------------------------------------

             Net cash provided by (used in) financing activities        (2,011,198)     (6,219,866)        8,379,235
                                                                 ----------------------------------------------------

             Net increase (decrease) in cash                              (307,303)       (147,729)           72,046
Cash at beginning of period                                              3,363,796       3,511,525         3,439,479
                                                                 ----------------------------------------------------

Cash at end of period                                                $   3,056,493    $  3,363,796      $  3,511,525
                                                                 ====================================================




Supplemental disclosures of cash flow information:

     Interest paid                                                   $   5,842,109    $   5,065,292    $   3,662,963
     Income taxes paid                                                          --    $     182,121    $     242,000
     Note received on sale of assets                                            --    $   4,982,355               --
     Capital lease obligations incurred                              $     225,000    $   5,000,000    $     887,048


Schedule of noncash investing and financing  activities
    Acquisitions of companies:
          Fair value of assets acquired                              $   9,902,452    $   3,045,758    $  12,637,201
          Receivables forgiven                                          (5,429,459)              --               --
          Reversal of deferred gain                                      1,421,517               --               --
          Liabilities assumed                                           (5,694,510)      (1,988,476)      (6,123,265)
          Stock issued                                                          --         (992,893)      (5,428,882)
                                                                 ----------------------------------------------------

                Total cash paid for the net assets acquired          $     200,000    $      64,389    $   1,085,054
                                                                 ====================================================

     Stock issued for repayment of debt                              $     228,125    $          --    $          --
                                                                 ====================================================

     Stock issued for payment of consulting fees                     $      47,500    $          --    $          --
                                                                 ====================================================








See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             December 30, 1996, January 1, 1996, and January 2, 1995

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At December 30, 1996, there were 478 Checkers Restaurants operating in 23 different states, the District of Columbia, and Puerto Rico. Of those Restaurants, 232 were Company-operated (including thirteen joint ventures) and 246 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

            The consolidated financial statements also include the accounts of all of the Company's subsidiaries, including Champion Modular Restaurant Company, Inc. ("Champion"). Champion manufactures Modular Restaurant Packages primarily for the Company and franchisees. Effective February 15, 1994, Champion was merged into the Company and is currently operated as a division. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests.

            As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will generally end on the Monday closest to December 31st. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

B) ACCOUNTING CHANGE - As discussed in Note 7, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

C) REVENUE RECOGNITION - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate Checkers Restaurants. Area development franchise fees are based on the number of potential Restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the Area Development Agreement between the Company and the franchisee and are recognized as income on a pro-rata basis when substantially all of the Company's obligations per location are satisfied (generally at the opening of a Restaurant). Both franchise fees and area development franchise fees are non-refundable. Franchise fees and area development franchises fees received prior to the substantial completion of the Company's obligations are deferred.

            The Company receives royalty fees from franchisees, generally in the amount of 4% of each Restaurant's revenues. Royalty fees are recognized as earned.

            Champion recognizes revenues on the percentage-of-completion method, measured by the percentage of costs incurred to the estimated total costs of the contract.

D) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

E) RECEIVABLES - Receivables consist primarily of royalties due from franchisees and receivables from the sale of Modular Restaurant Packages. Allowances for doubtful receivables was $2,216,836 at December 30, 1996 and $1,357,938 at January 1, 1996.

F) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

G) PRE-OPENING COSTS - Pre-opening costs are deferred and amortized over 12 months commencing with a Restaurant's opening. Such costs totalled $14,133 at December 30,1996 and $161,234 at January 1, 1996.

H) DEFERRED LOAN COSTS - Deferred loan costs of $6,805,677 incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Notes 3 and 10) are being amortized on the effective interest method.

I) PROPERTY AND EQUIPMENT - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

J) IMPAIRMENT OF LONG LIVED ASSETS - During the fourth quarter of 1995, the Company early adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121 during 1995 and in 1996, the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its limited operating history and the estimated useful life of its modular restaurants.

            The Company recorded significant SFAS No. 121 impairment losses in 1995 and again in 1996 because sales continued to decline in both fiscal years, in spite of several marketing programs, which necessitated a review of the carrying value of its assets. The effect of applying SFAS No. 121 resulted in a reduction of property and equipment and goodwill of $15,281,745 in 1996 and $18,935,190 in 1995.

K) GOODWILL AND NON-COMPETE AGREEMENTS - Goodwill and non-compete agreements are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis (SFAS 121 impairments of goodwill were $4,631,742 in 1996 and $5,850,447 in 1995).

L) INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

M) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

N) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of December 30, 1996, and January 1, 1996, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            Cash and cash equivalents, receivables, accounts payable, and short-term debt - The carrying amounts of these items are a reasonable estimate of their fair value.

            Long-term debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

O) STOCK SPLITS - The Company declared a three-for-two stock split, payable in the form of stock dividends effective June 30, 1993. All share information and per share information in these financial statements has been retroactively restated to reflect the split.

P) RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2:     PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                       December 30,      January 1,  Useful Life
                                          1996               1996      in Years
                                ------------------------------------------------
            Land and improvements     $ 56,544,488      $59,534,146        15
            Buildings                   29,282,034       43,879,310     20-31.5
            Equipment and fixtures      46,285,823       41,980,907       5-10
            Construction-in-progress            --        1,162,652
                                       -----------------------------------------
                                       132,112,345      146,557,015
            Less accumulated
                depreciation and
                amortization            33,923,796       26,607,915
                                       -----------------------------------------
                                      $ 98,188,550    $ 119,949,100
                                      ==========================================

           Capitalized interest totalled approximately $328,000 for 1994 (none in 1995 or 1996).

NOTE 3:    LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                 December 30,       January 1,
                                                                     1996             1996
                                                              ----------------------------------
Notes payable under Loan Agreement                             $   35,818,099    $  37,021,241
Notes payable due at various dates, secured by buildings
   and equipment, with  interest at rates primarily
   ranging from 9.0% to 15.83%, payable monthly                     8,962,991       10,578,069
Unsecured notes payable, bearing interest at rates ranging
    from prime to 12%                                               3,480,852        3,580,852
Other                                                               1,233,278           80,735
                                                              ----------------------------------

Total long-term debt                                               49,495,220       51,260,897
Less current installments                                           9,589,233       13,170,619

                                                              ----------------------------------
Long-term debt, less current installments                      $   39,905,987     $ 38,090,278
                                                              ==================================


            Aggregate maturities under the existing terms of long-term debt agreements for each of the succeeding five years are as follows:

                                1997           $9,589,233
                                1998            7,217,865
                                1999           31,391,670
                                2000            1,000,145
                                2001              234,618
                                Thereafter         61,689


            On October 28, 1993, the Company entered into a loan agreement (the "Loan Agreement") with a group of banks ("Bank Group") providing for an unsecured, revolving credit facility. The Company borrowed approximately $50 million under this facility primarily to open new Restaurants and pay off approximately $4 million of previously-existing debt. The Company subsequently arranged for the Loan Agreement to be converted to a term loan and collateralized the term loan and a revolving line of credit ranging from $1 million to $2 million (the "Credit Line") with substantially all of the Company's assets. On March 15, 1996, the Bank Group advanced an additional sum of approximately $1.5 million to the Company which funds were used for the payment of various property taxes (the "Property Tax Loan"). The Property Tax Loan, together with all accrued interest, was repaid in full on June 12, 1996, from proceeds of an income tax refund to the Company.

            On July 29, 1996, the debt under the Loan Agreement and Credit Line was acquired from the Bank Group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). The Company and DDJ began negotiations for restructuring of the debt. On November 14, 1996, and prior to consummation of a formal debt restructuring with DDJ, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Casa Bonita, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware, a wholly-owned subsidiary of Giant Group, Ltd., which is a controlling shareholder of Rally's Hamburgers, Inc. Waivers of all defaults under the Loan Agreement and Credit Line were granted through November 22, 1996, to provide a period of time during which the Company and the CKE Group could negotiate an agreement on debt restructuring.

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of February 27, 1997, the Company has reduced the principal balance under the Restated Credit Agreement by $9.1 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

            On August 2, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996 the "Rall-Folks Agreement") with Rall-Folks, Inc. ("Rall-Folks") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of three promissory notes of the Company held by Rall- Folks (the "Rall-Folks Notes"). Pursuant to the Rall-Folks Agreement, the Company is to deliver to Rall-Folks shares of its Common Stock with a value equal to the outstanding balance due under the Rall-Folks Notes (the "Rall-Folks Purchase Price"). The total amount of principal outstanding under the Rall-Folks Notes was approximately $1,888,000 as of January 1, 1996 and $1,788,000 as of December 30, 1996. The Rall-Folks Notes are fully subordinated to the Company's existing bank debt.

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

            On August 3, 1995, the Company entered into a purchase agreement (as amended in October 1995 and April 1996, the "RDG Agreement") with Restaurant Development Group, Inc. ("RDG") pursuant to which the Company agreed to issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by RDG (the "RDG Note"). The total amount of principal outstanding under the RDG Note was approximately $1,693,000 as of January 1, 1996 and as of December 30, 1996. The RDG Note is fully subordinated to the Company's existing bank debt. In partial consideration of the transfer of the RDG Note to the Company, the Company will deliver to RDG shares of Common Stock with a value equal to the sum of (i) the outstanding balance due under the RDG Note on the closing date and (ii) $10,000 (being the estimated legal expenses of RDG to be incurred in connection with the registration of the Common Stock) (the "RDG Purchase Price").

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

            The Rall-Folks Notes and the RDG Notes were due on August 4, 1995. Pursuant to the Rall-Folks Agreement and the RDG Agreement, the Rall-Folks Notes and the RDG Note were to be acquired by the Company in exchange for Common Stock on or before September 30, 1995. The Company and Rall-folks and RDG amended the Rall- Folks Agreement and the RDG Agreement, respectively, to allow for a closing in May 1996 (subject to extension in the event closing is delayed due to review by the Securities and Exchange Commission of the registration statement covering the Common Stock to be issued in the transaction). The transactions with Rall-Folks and RDG have been delayed due to the Company's negotiations with the various investor groups during fiscal 1996 concerning the restructure of the Company's debt. Each of the parties has the right to terminate their respective Agreement.

            Pursuant to the Rall-Folks Agreement and the RDG Agreement, the term of the Notes will be extended until the earlier of the closing of the repurchase of the Notes or until approximately one month after the termination of the applicable Agreement by a party in accordance with its terms. Closing is contingent upon a number of conditions, including the prior registration under the federal and state securities laws of the Common Stock to be issued and the subsequent approval of the transaction by the stockholders of Rall-Folks and RDG of their respective transactions. In the event the Company complies with all of its obligations under the Rall-Folks Agreement and the stockholders of Rall-Folks do not approve the transaction, the term of the Rall-Folks Notes was to have been extended until December 1996. In the event the Company complies with all of its obligations under the RDG Agreement and the stockholders of RDG do not approve the transaction, the term of the RDG Note was to have been extended approximately one year. The Company intends to attempt to negotiate a further extension of these notes. No assurance can be given that the Company will be successful in any attempted negotiations.

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

            On April 11, 1996, the Company entered into a Note Repayment Agreement (the "NTDT Agreement") with Nashville Twin Drive-Thru Partners, L.P. ("NTDT") pursuant to which the Company may issue shares of its Common Stock in exchange for and in complete satisfaction of a promissory note of the Company held by NTDT which matured on April 30, 1996 (the "NTDT Note"). Pursuant to the NTDT Agreement, the Company is to issue shares of Common Stock to NTDT in blocks of two hundred thousand shares each valued at the closing price of the Common Stock on the day prior to the date they are delivered to NTDT (such date is hereinafter referred to as the "Delivery Date" and the value of the Common Stock on such date is hereinafter referred to as the "Fair Value"). The amount outstanding under the NTDT Note will be reduced by the Fair Value of the stock delivered to NTDT on each Delivery Date. The Company is obligated to register each block of Common Stock for resale by NTDT under the federal and state securities laws, and to keep such registration effective for a sufficient length of time to allow the sale of the block of Common Stock, subject to limitations on sales imposed by the Company described below. As each block of Common Stock is sold, the Company will issue another block, to be registered for resale and sold by NTDT, until NTDT receives net proceeds from the sale of such Common Stock equal to the balance due under the NTDT Note. The Company will continue to pay interest in cash on the outstanding principal balance due under the NTDT Note through the date on which NTDT receives net proceeds from the sale of Common Stock sufficient to repay the principal balance of the NTDT Note. On each Delivery Date and on the same day of each month thereafter if NTDT holds on such subsequent date any unsold shares of Common Stock, the Company will also pay to NTDT in cash an amount equal to .833% of the Fair Value of the shares of Common Stock issued to NTDT as part of such block of Common Stock and held by NTDT on such date. Once the NTDT Note has been repaid in full, NTDT is obligated to return any excess proceeds or shares of Common Stock to the Company. The total amount of principal outstanding under the NTDT Note was approximately $1,354,000 as of December 30, 1996. The NTDT Note is fully subordinated to the Company's existing bank debt. The term of the NTDT Note was to have been extended until May 31, 1997, if the Company was in compliance with its obligations under the NTDT Agreement and NTDT had received at least $1.0 million from the sale of the Common Stock by January 31, 1997. The Company did not meet these obligations and the Note, therefore, was not extended. Such dates were to be extended if NTDT failed to make a commercially reasonable attempt to sell an average of 10,000 shares of Common Stock per day on each trading day that a registration statement covering unsold shares held by NTDT is in effect prior to such dates, or if the Company is delayed in filing a registration statement (or an amendment or supplement thereto) due to the failure of NTDT to provide information required to be provided to the Company under the NTDT Agreement. In the event that the Company files a voluntary bankruptcy petition, an involuntary bankruptcy petition is filed against the Company and not dismissed within 60 days, a receiver or trustee is appointed for the Company's assets, the Company makes an assignment of substantially all of its assets for the benefit of its creditors, trading in the Common Stock is suspended for more than 14 days, or the Company fails to comply with its obligations under the NTDT Agreement, the outstanding balance due under the NTDT Note will become due and NTDT may thereafter seek to enforce the NTDT Note. The Company has not complied with its obligations under the NTDT Agreement to date.

            If these transactions are consummated, it is anticipated that approximately 4,000,000 shares of Common Stock will be issued by the Company (representing approximately 6.2% of the shares outstanding after such issuance) as consideration for various assets, primarily the Rall-Folks Notes, the RDG Note and the NTDT Note (the "Notes") described above. The number of shares to be issued will be determined by dividing the outstanding balance due under the Notes (approximately $4.8 million as of March 1, 1997) or the purchase price for the assets (approximately $300,000) by the average of the closing sale price per share of the Common Stock for a set number of days prior to the closing date for each transaction. The shares will either be available for immediate sale by the persons and entities to whom they are issued,or the Company will be required to register them for sale under the federal and state securities laws. In order to promote an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the Company negotiated the following limits on the sales that may be made by Rall-Folks, RDG and NTDT: (i) each may sell not more than 50,000 shares of Common Stock per week (150,000 in the aggregate) and (ii) each may sell not more than 25,000 shares in any one day (75,000 shares in the aggregate); provided that each may sell additional shares in excess of such limits if such additional shares are sold at a price higher than the lowest then current bid price for the Common Stock. While it is anticipated that the foregoing limits, if the agreements containing such limits remain in effect, will allow an orderly distribution of the Common Stock to be issued to and sold by Rall-Folks, RDG and NTDT, the effect of a continuous offering of an average of 30,000 shares per day by Rall-Folks, RDG and NTDT is undeterminable at this time. The individuals or entities having registration rights for Common Stock to be issued upon the exercise of the warrants under the Restated Credit Agreement, (or any other individuals or entities having piggyback registration rights thereto) will be entitled to sell such stock upon exercise of the warrants subject to any limitations under federal securities laws resulting from their relationship to the Company. The individuals or entities having registration rights for Common Stock issued in connection with the Private Placement may be sold in the open market only after the expiration of one year from the date of issuance, also subject to any applicable federal securities laws. There can be no assurance that any of these sales will not have an adverse effect on the market price for the Common Stock.

            The consummation of the transaction with each of Rall-Folks, RDG and NTDT has been delayed by the negotiations with the various investor groups during fiscal 1996 concerning the restructure of the Company's debt. Pursuant to the terms of the Restated Credit Agreement, the Company is obligated to purchase or repay the Rall-Folks Notes, the RDG Note and the NTDT Note using Common Stock, or may repay them in cash.

            On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $20 million in proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

NOTE 4:     INCOME TAXES

            Income tax expense (benefit) from continuing operations in fiscal years 1996, 1995 and 1994 amounted to $151,000, ($8,855,000), and ($4,573,000)
respectively.

Income tax expense (benefit) consists of:

                                                                 Current        Deferred           Total
                                                          --------------------------------------------------
1996
   Federal                                                   $ (3,397,000)   $  3,397,000     $         --
   State                                                          190,000)        (39,000)         151,000
                                                          --------------------------------------------------
                                                             $ (3,207,000)   $  3,358,000     $    151,000
                                                          ==================================================
1995
   Federal                                                   $ (2,957,000)   $ (4,523,000)    $ (7,480,000)
   State                                                                --     (1,375,000)      (1,375,000)
                                                          --------------------------------------------------
                                                             $ (2,957,000)   $ (5,898,000)    $ (8,855,000)
                                                          ==================================================
1994
   Federal                                                   $   (773,000)   $ (3,094,000)    $ (3,867,000)
   State                                                          (99,000)       (607,000)        (706,000)

                                                          --------------------------------------------------
                                                             $   (872,000)   $ (3,701,000)    $ (4,573,000)
                                                          ==================================================

            Actual  expense  differs from the  expected  expense by applying the federal income tax rate of 35% to earnings before income tax as follows:
                                                                            Fiscal Year Ended

                                                          --------------------------------------------------
                                                                Dec 30,          Jan. 1,         Jan 2,
                                                                 1996             1996            1995
                                                          --------------------------------------------------
"Expected" tax (benefit) expense                             $ (16,190,000)  $ (14,726,000)   $ (3,963,000)
State taxes, net of federal benefit                             (1,802,000)     (1,632,000)       (459,000)
Change in valuation allowance for deferred tax asset
    allocated to income tax expense                             18,125,000       7,616,000              --
Adjustments to deferred taxes for enacted change
    in federal tax rate                                                 --              --              --
Other, Net                                                          18,000        (113,000)       (151,000)
                                                          --------------------------------------------------
Actual tax expense (benefit)                                  $    151,000   $  (8,855,000)   $ (4,573,000)
                                                          ==================================================

                                         40

            The  tax  effects  of  temporary   differences  that  give  rise  to
significant portions of the deferred tax assets and deferred tax liabilities, are represented below:

                                                                               December 30,      January 1,
                                                                                  1996            1996
                                                                           ---------------------------------
Deferred Tax Assets:
    Impairment of long-lived assets under SFAS 121                           $  16,085,000    $  7,365,000
    Accrued expenses and provisions for restructuring and Restaurant relocations and abandoned sites, principally due to deferral for
         income tax purposes                                                     8,581,000       6,156,000
   Federal net operating losses and credits                                     13,878,000       7,733,000
   State net operating losses and credits                                        2,210,000       1,275,000
   Deferral of franchise income and costs associated with franchise
       openings in progress                                                        100,000         337,000
   Other                                                                           284,000         995,000
                                                                           ---------------------------------
             Total gross deferred tax assets                                    41,138,000      23,861,000
   Valuation allowance                                                         (25,741,000)     (7,616,000)
                                                                           ---------------------------------
               Net deferred tax assets                                       $  15,397,000    $ 16,245,000
                                                                           ---------------------------------

Deferred Tax Liabilities:
  Property and equipment, principally due to differences in depreciation        15,276,000      12,824,000
  Pre-opening expense                                                              121,000          63,000
                                                                           ---------------------------------
            Total gross deferred tax liabilities                                15,397,000      12,887,000
                                                                           ---------------------------------
                 Net deferred tax assets                                     $          --    $  3,358,000
                                                                           =================================



            The net change in the valuation allowance in the year ended December 30, 1996 was an increase of $18,125,000. The total valuation allowance of $25,741,000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

            The current year federal net operating loss was carried back for federal tax purposes. This resulted in an unused portion of the net operating loss and alternative tax net operating loss available for carryforward which are both reflected in Federal net operating losses and credits.

            At December 30, 1996 the Company has net operating loss carryforwards for Federal income tax purposes of $31,513,000 which are available to offset future taxable income, if any, through 2011. The Company also has alternative minimum tax credit carryforwards of approximately $1,131,000 which are available to reduce future regular income taxes, if any, over an indefinite period as well as Targeted Jobs Tax Credit carryforwards in the amount of $446,000 which are available to reduce future regular income taxes, if any, through 2011.

            The Company was examined by the Internal Revenue Service (IRS) for 1991 and 1992 and received tax deficiency notices on February 23, 1995. The IRS challenged the life used for depreciation purposes by the Company for its modular restaurant buildings. The amount of the assessment for 1991 and 1992 was $579,551, before any related interest. The Company successfully appealed the tax deficiency notices and was notified by the IRS, and concurred with by the Joint Committee on Taxation, that the returns for the audited years be accepted as filed.

NOTE 5:     RELATED PARTIES

            In May 1989 and March 1990, the Company entered into joint ventures with related parties to operate two Restaurants. The joint venture agreements require royalty fees of 2 to 4% and one of the agreements requires a management fee of 2.5% be paid to the Company. Total fees received by the Company were $102,835 and $111,725 respectively during 1995 and 1994.

            In December 1993, the Company sold its 50% partnership interest in one of the above joint ventures back to the joint venture partner for $422,000 and recognized a gain of $200,218. This joint venture partner has an additional franchise Restaurant. Royalties paid by these Restaurants to the Company, for the time periods in which the Restaurants were owned 100% by the joint venture partner, were $67,935, and $62,222 in 1995 and 1994, respectively.

            In February 1990, the Company entered into a joint venture as a 50% partner with an unaffiliated Florida corporation to own and operate a Restaurant. In May, 1990, a related party leased to the partnership the land on which the Restaurant is located. Rent paid by the partnership in 1993 and 1994 was $43,656, and $43,656, respectively.

            In September 1991, the Company entered into a unit franchise agreement for the operation of a single restaurant in Dania, Florida, with a related party. The unit franchise agreement provided for payment to the Company of a standard $25,000 franchise fee and a standard royalty fee of 4% of sales. In connection with the transaction, the related party and his wife executed a continuing guaranty, which guaranty provides for the personal guaranty of both of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received by the Company in royalty fees in fiscal years 1995 and 1994 pursuant to the unit franchise agreement were $31,286, and $32,827, respectively.

            In January 1992, the Company entered into a unit franchise agreement for the operation of a single restaurant in the Clearwater, Florida area with three related parties, which agreement provided for payment to the Company of a standard $25,000 franchise fee and a standard royalty fee of 4% of sales. In connection with the transaction, the related parties executed a continuing guaranty, which guaranty provides for the personal guaranty of each of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received by the Company in royalty fees in fiscal years 1995 and 1994 pursuant to the unit franchise agreement were $17,932 and $33,296 respectively.

            In February 1992, a general partnership was formed between a Director and an unaffiliated Florida corporation, for the purpose of developing a shopping center in Ocala, Florida. In July, 1992, the partnership leased to the Company land on which a Restaurant was built. In October, 1994, the partnership sold the land the Company was leasing to an unaffiliated entity. Total rent paid during 1994 was $21,730.

            In March 1993, a general partnership among certain related parties leased to the Company under a triple net lease a parcel of land on which a Checkers restaurant was to be built. The term of the lease was for five years, with five five-year option periods and monthly rent payments of $4,167 during the initial term. Due to the reductions in the Company's development plans, no restaurant was ever built on the property and the lease was terminated in 1994, with no rent ever having been paid by the Company. The Company did pay approximately $72,000 in development related fees to third parties in connection with its efforts to develop the property, approximately $30,000 of which were reimbursed to the Company by the partnership.

            In July 1993, the Company entered into an Area Development Agreement with two related parties. The Agreement provides for the payment to the Company of the standard development fee, a standard franchise fee per restaurant and payment of standard royalty fees. Six unit franchise agreements have been granted pursuant to the Agreement in the names of various entities in which the related parties each hold a fifty (50%) ownership interest. Total royalty fees received by the Company in fiscal years 1995 and 1994 and pursuant to the unit franchise agreements were $193,582 and $187,143 respectively.

            In December 1993, the Company sold one of its Restaurants in Ft. Lauderdale, Florida, to a related party, The sales price was $905,000 and the Company received $705,000 in cash and a promissory note for $200,000. A gain of approximately $470,000 was recognized by the Company. The term of the promissory note was for two years bearing interest at prime + 2% with interest only payments due quarterly and one balloon principal payment due on or before December 31, 1995. The related party is currently negotiating for the sale of the Restaurant to another franchisee. The Company has agreed to extend the term of the Note to the earlier of May 31, 1996 or the date the Restaurant is sold. The note is secured by property in Broward County, Florida. Total royalty fees received by the Company in fiscal years 1995 and 1994 pursuant to the unit franchise agreement for the Restaurant were $31,378 and $32,599 respectively.

            In  September  1993,  the  Company  acquired 13  Restaurants  from a
Director of the Company and a group of five partnerships (see note 6). The Company also entered into a joint venture agreement with an affiliate of the Director in September 1993, whereby the Director's affiliate served as the operating general partner and owned 25% interest in the joint venture. The agreement gave the Company the right to purchase, and gave the Director the right to require the Company to purchase, the Director's 25% interest in the joint venture at December 31, 1995 based on a formula price. The Director received compensation and distributions totalling approximately $179,916 in 1995 and $265,000 in 1994 from the joint venture. The joint venture also paid development fees of $200,000 in 1994 (none in 1995) to the Director and an affiliate of the Director. The joint venture subleased its office space in Atlanta from an affiliate of the Director in 1995 and 1994 . Rent paid by the joint venture in 1995 and 1994 was $86,595 and $124,905 respectively. Total franchise fees received from the Director and his affiliate and recognized as income was and $96,250 in 1995 (none in 1994). The Company purchased the interest of the Director and his affiliations in the joint venture and sold three of these Restaurants to an affiliate of the Director in August 1995 (see
Note 6 relating to InnerCityFoods).

            On July 17, 1995, Checkers of Raleigh, a North Carolina corporation ("C of R") in which a Director is the principal officer and shareholder, took possession of an under performing Company Restaurant pursuant to a verbal agreement, and entered into a franchise agreement which provided for waiver of the initial franchise fee but required the payment to the Company of a royalty fee of 1%, 2% and 3% during the first, second and third years, respectively, and 4% thereafter. On January 1, 1996, C of R entered into leases for this Restaurant for a term of three years for (i) the building and equipment at a monthly rental of 1.5%, 3% and 4.5% of gross sales during the first, second and third years respectively, and (ii) the land at a monthly rental of 3% of gross sales for the first year and 4% of gross sales thereafter. Total sums received by the Company in fiscal year 1995 for this Restaurant were: (a) $2,037 in royalty fees pursuant to the unit franchise agreement, and (b) -0- in rent. All sums due and owing to the Company under the leases as of December 30, 1996 were required to be paid on or before March 31, 1997. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreement. Pursuant to an Option for Asset Purchase dated January 1, 1996, C of R was granted the option to purchase this Restaurant for the greater of (a) 50% of its sales for the prior year, or (b) $350,000. On July 17, 1995, C of R took possession of another under performing Company Restaurant pursuant to a verbal agreement, and entered into a franchise agreement which provided for waiver of the initial franchise fee but required the payment to the Company of a royalty fee of 1%, 2% and 3% during the first, second and third years, respectively, and 4% thereafter. On January 1, 1996, C of R entered into leases for this Restaurant for a term of three years for (i) the building and equipment at a monthly rental of 1.5%, 3% and 4.5% of gross sales during the first, second and third years, respectively, and (ii) the land at a monthly rental of 3% of gross sales for the first year and 4% of gross sales thereafter. Total sums received by the Company in fiscal year 1995 for this Restaurant were: (a) $1,392 in royalty fees pursuant to the unit franchise agreement, and (b) -0- in rent. All sums due and owing to the Company under the leases as of January 1, 1996, were required to be paid on or before March 31, 1996. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreement. Pursuant to an Option for Asset Purchase dated January 1, 1996, C of R was granted the option to purchase this Restaurant for the greater of (a) 50% of its sales for the prior year, or (b) $350,000.

            On December 5, 1995, Checkers of Asheville, a North Carolina corporation ("C of A") in which a Director is the principal officer and shareholder, took possession of an under performing Company Restaurant pursuant to a verbal agreement, and entered into a unit franchise agreement which provided for waiver of the initial franchise fee but required the payment to the Company of the standard royalty fee. On January 1, 1996, C of A entered into leases for this Restaurant for a term of three years for the land, building and equipment at a monthly rental of 4% of gross sales during the first year, 6% of gross sales the second year, and a direct pass through of land rent during the third year. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreement. Pursuant to an Option for Asset Purchase dated January 1, 1996, C of A was granted the option to purchase this Restaurant for the greater of (a) 50% of its sales for the prior year, or (b) $350,000. On December 5, 1995, C of A took possession of another under performing Company Restaurant pursuant to a verbal agreement, and entered into a franchise agreement which provided for waiver of (i) the initial franchise fee, and (ii) royalties during the first three months, but requires the payment to the Company of the standard royalty fee thereafter. On January 1, 1996, C of A entered into leases for this Restaurant for a term of three years for the building and equipment at a monthly rental of 1% of gross sales payable from and after the fourth month of the lease. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreement. Pursuant to an Option for Asset Purchase dated January 1, 1996, C of A was granted the option to purchase this Restaurant for the greater of (a) 50% of its sales for the prior year, or (b) $300,000. On December 5, 1995, C of A took possession of another under performing Company Restaurant pursuant to a verbal agreement and entered into a franchise agreement which provided for waiver of the initial franchise fee but required the payment to the Company of the standard royalty fee. On January 1, 1996, C of A entered into leases for this Restaurant for a term of three years for the land, building and equipment at a monthly rental of 3% of gross sales. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreement. Pursuant to an Option for Asset Purchase dated January 1, 1996, C of A was granted the option to purchase this Restaurant for the greater of (a) 50% of its sales for the prior year, or (b) $300,000.

            In January 1996, the Company entered into an Agreement for Lease with Option for Asset Purchase ("Agreement") with a Director in which the Company was granted certain rights for three years in and to a Restaurant in Clearwater, Florida. Checkers (a) entered into a sublease for the real property and an equipment lease for the fixed assets at a combined monthly rental of $3,000, and (b) agreed to purchase the inventory located at the Restaurant. In March 1996, the Company exercised its option to purchase this Restaurant for a purchase price of $300,000. All amounts owed to the Company by C of R and C of A (totalling $116,547) were offset against the purchase price.

            The Company incurred approximately $166,000 and $334,000 in legal fees for 1995 and 1994, respectively, from a law firm in which a Director of the Company, at the time, was a partner.

            Management   believes  that  all  of  the  above  transactions  were
completed on terms comparable to those which could have been negotiated with independent third parties.

NOTE 6:     ACQUISITIONS AND DISPOSITIONS

            In May 1994, the Company completed an exchange agreement with Rally's Hamburgers, Inc. ("Rally's") in which the Company acquired or leased three Atlanta, Georgia Restaurant sites directly from Rally's and leased, assigned existing leases for, or sold 18 Checkers Restaurant sites to Rally's. Also in May 1994, the Company acquired eight Restaurant properties in Atlanta, Georgia from two Rally's franchisees, and nine Restaurant properties in Miami, Florida from a third Rally's franchisee. The aggregate purchase price for these acquisitions was approximately $9,708,000 (676,761 shares of Common Stock, $177,000 in cash, and approximately $5,295,000 in subordinated promissory notes and assumed liabilities). Goodwill of $5,760,814 resulted from these transactions.
            The  Company   acquired  five  additional   Restaurants  from  three
franchisees during 1994, for an aggregate of 207,457 shares of Common Stock, $908,000 in cash, and $828,000 in assumption of liabilities. Goodwill of $729,249 resulted from these transactions.

            On March 31, 1995, the Company re-acquired certain rights relating to the development and operation of Checkers Restaurants in the cities of Flint and Saginaw, Michigan. The purchase price was $400,000 payable by the delivery of 178,273 shares of Common Stock.

            Effective as of July 28, 1995, an Asset Purchase Agreement (the "Agreement") was entered into by and among InnerCityFoods, a Georgia general partnership ("ICF"), InnerCityFoods Joint Venture company, a Delaware corporation and wholly owned subsidiary of the Registrant ("ICF JVC"),
InnercityFoods Leasing Company, a Delaware corporation and wholly owned subsidiary of the Company ("Leasing"), The La-Van Hawkins Group, Inc., a Georgia corporation ("Hawkins Group"), La-Van Hawkins InnerCityFoods, LLC, a Maryland limited liability company ("LHICF"), and La-Van Hawkins, an individual who was the President of ICF and a Director of the Company from August 1994 to January 1996 ("Hawkins"). For purposes of the disclosure in this term, ICF JVC, Leasing and the Company are collectively referred to as the "Checkers Parties" and Hawkins Group, LHICF and Hawkins are collectively referred to as the "Hawkins Parties".
            ICF was a joint venture between the Hawkins Group and ICF JVC, of which the Hawkins Group was the Operating Partner. The Hawkins Group is controlled by Hawkins. ICF was engaged in the operation of seven Checkers Restaurants in Atlanta, Georgia, six Checkers Restaurants in Philadelphia, Pennsylvania, and three Checkers Restaurants in Baltimore, Maryland. ICF JVC owned a 75% interest in ICF and the Hawkins Group owned a 25% interest in ICF. The physical assets comprising the Restaurants operated by ICF were owned by Leasing and leased to ICF.

            The Agreement consisted of two separate transactions. The first transaction was the purchase by the Company of all of the rights, titles, and interest of Hawkins Group in and to ICF for a purchase price of $1,250,000, plus an amount based on ICF's earnings times 1.25, minus all amounts owed by the Hawkins Parties to the Checkers Parties in connection with the operation of ICF. The component of the purchase price based upon the earnings of ICF was zero, and the amounts owed by the Hawkins Parties to the Checkers Parties was in excess of $1,250,000. Accordingly, there was no net purchase price payable to the Hawkins Parties by the Company for Hawkins Group's interest in ICF.

            The second transaction under the Agreement was the sale by the Checkers Parties of all of their respective rights, titles and interests in the three Checkers Restaurants located in Baltimore, Maryland, to LHICF for a purchase price of $4,800,000. The purchase price was paid by the delivery of a promissory note in the amount of $4,982,355, which amount includes the purchase price for the three Restaurants, the approximately $107,355 owed by the Hawkins Parties to the Checkers Parties in connection with the operation of ICF that was not offset by the $1,250,000 purchase price for Hawkins Group's interest in ICF and an advance of $75,000 to Hawkins that was used primarily to pay closing costs related to the transaction. The note bears interest at a floating rate which is the lesser of (i) .25% above the current borrowing rate of the Company under its Loan Agreement and (ii) 10.5%. Interest only is payable for the first six months with principal and interest being payable thereafter based on a 15 year amortization rate with the final payment of principal and interest due August 2002. The note is secured by a pledge of all the assets sold. Royalty fees for the three Restaurants are at standard rates provided that the Company will receive an additional royalty fee of 4% on all sales in excess of $1,800,000 per Restaurant.

            In addition to the two transactions described above, the Agreement also provided for the Hawkins Parties to be granted, and such parties were granted on the closing date, development rights for Checkers Restaurants in certain defined areas of Baltimore, Maryland, Washington, D.C., Bronx, New York, and Harlem, New York, as well as a right of first refusal for certain territories in California and Virginia. Franchise fees and royalty rates for all Restaurants developed under such development rights will be at standard rates provided that the Company will receive an additional royalty fee of 4% on all sales in excess of $1,800,000 per Restaurant.

             The Agreement also provides that the Agreement supersedes all other prior agreements, understandings and letters related to the transactions contemplated by the Agreement including, but not limited to, the Joint Venture Agreement, dated as of August 10, 1993 and the Management Agreement, Engagement Agreement and Buy/Sell Agreement, each dated as of September 7, 1993, by and among certain of the Hawkins Parties and their affiliates and the Checkers Parties; provided, however, that any provisions of such agreements that would survive the termination of such agreements according to the terms of such agreements are deemed to have survived the termination of such agreements pursuant to the terms of the Agreement.

            The Company purchased two Checkers Restaurants in Nashville, Tennessee in March 1995 from a franchisee. Consideration consisted of approximately $50,000 in cash at closing, secured, subordinated promissory notes for approximately $1,550,000 and future cash payments of up to $800,000 consisting of $200,000 for a noncompete agreement ($40,000 per year for five years) and up to $600,000 through an earnout provision.

            In April 1995, the Company acquired the remaining 50% share of a joint venture Restaurant in St. Petersburg, Florida. Pursuant to the terms of the Assignment Agreement by and among the Company and the other partners of the joint venture, the Company acquired the one-half interest for 126,375 shares of Common Stock valued at approximately $280,000.

            In April 1995, the Company acquired substantially all of the assets of a promotional apparel distributor ("the Distributor") for a purchase price including (a) $67,400, payable in shares of Common Stock, and (b) the assumption of approximately $238,000 of liabilities, approximately $196,000 of which was represented by promissory notes payable to certain stockholders of the Distributor (the "Noteholders"). The Company issued a total of 118,740 shares of Common Stock to the Distributor in payment of the $67,400 purchase price and to the Noteholders in payment of their notes.

            As of the close of business July 1, 1996, the Company acquired certain general and limited partnership interests in nine Checkers restaurants in the Chicago area, three wholly-owned Checkers Restaurants and other assets and liabilities as a result of the bankruptcy of Chicago Double-Drive Thru, Inc. ("CDDT"). these assets were received in lieu of past due royalties, notes receivable and accrued interest, from CDDT which totalled, net of reserves, $3,333,014. Assets of $8,892,905 ($7,038,011 tangible and $1,854,894 intangible)
and liabilities of approximately $3,018,760 were consolidated into the balance sheet of the Company as of the acquisition date. The Company has not received, from the bankruptcy trustee, closing financial statements for these partnerships and therefore, the resulting minority interests of approximately $2,341,131 recorded as of July 1, 1996, along with certain of the above-mentioned assets and liabilities are subject to adjustment.

            Long-term debt of $1,621,757 was assumed as a result of the acquisition of the assets of CDDT, including an obligation to the Internal
Revenue Service of $545,000 and an obligation to the State of Illinois Department of Revenue of $155,000, each subject to interest at 9.125% per year. The remaining acquired notes $(921,757) are payable to a Bank and other parties with interest at rates ranging from 8.11% to 10.139%. Non-interest bearing notes payable, certain accrued liabilities and permitted encumbrances of $1,064,462 related to this acquisition were assumed by the Company. Accounts payable incurred by CDDT and its partnerships in the normal course of business amounting to $332,541 were also recorded in connection with this acquisition.

            On August 16, 1996, the Company received $3,500,000 and a Checkers Restaurant in Washington D.C., valued at $659,547, in settlement of a note receivable of $4,982,355, accrued interest of $319,924, and other receivables of
                                         45

$278,785. This transaction resulted in an elimination of a deferred gain of $1,421,517 which had been previously recorded as a liability upon the sale of three Checkers Restaurants located in Baltimore, Maryland on July 28, 1995 when the $4,982,355 note receivable was generated.

            The operations of these acquisitions are included in these financial statements from the date of purchase. The impact of the 1994, 1995 and 1996 acquisitions on the consolidated results of operations for the period prior to acquisitions is immaterial.

NOTE 7:     STOCK OPTION PLANS

            In August 1991, the Company adopted a stock option plan for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. An option may vest immediately as of the date of grant and no option will be exercisable after ten years from the date of the grant. All options expire no later than 10 years from the date of grant. The Company has reserved 3,500,000 shares for issuance under the plan. In 1994, the Company adopted a stock option plan for non-employee directors, which provides for the automatic grant to each non-employee director upon election to the Board of Directors of a non-qualified, ten-year option to acquire 12,000 shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire an additional 3,000 shares of common stock. The Company has reserved 200,000 shares for issuance under this plan. All such options have an exercise price equal to the closing sale price of the common stock on the date of grant. One-fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. As of December 30, 1996, there were 111,600 options outstanding with a weighted average exercise price of $2.93 per share. The plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of the grant.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in fiscal 1994, 1995, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         Fiscal Year Ended
                                            ----------------------------------------------
                                             December 30,     January 1,       January 2,
                                                 1996            1996             1995
                                            ----------------------------------------------
    Net Earnings (Loss)     As Reported     $(46,408,880)    $(33,219,474)    $(6,751,254)
                            Pro Forma       $(47,828,734)    $(33,706,928)    $(7,136,711)


    Net Earnings (Loss)     As Reported           $(0.90)          $(0.65)         $(0.14)
    Per Common Share        Pro Forma             $(0.93)          $(0.66)         $(0.14)


            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1994, 1995 and 1996, respectively: dividend yield of zero percent for all years; expected volatility of 57, 60 and 64 percent, risk-free interest rates of 7.1, 6.2 and 6.5 percent, and expected lives of 4.7, 5.1 and 3.5 years. The compensation cost disclosed above may not be representative of the effects on reported income in future years, for example, because options vest over several years and additional awards are made each year. Information regarding the employee option plan for 1996, 1995 and 1994 is as follows.

Summary of the Status of the Company's Stock Option Plans

                                    1996                   1995                         1994
                            ------------------------------------------------------------------------------------

                                Shares        Weighted     Shares       Weighted        Shares       Weighted
                                               Average                   Average                     Average
                                              Exercise                  Exercise                     Exercise
                                               Price                      Price                       Price
                            ------------------------------------------------------------------------------------
Outstanding at the
   beginning of the year       2,579,484      $   4.75    2,915,074     $    5.44      2,119,000      $   9.95
Granted (exercise price
   equals market)                 24,100          1.00      500,182          2.37      1,855,376          3.85
Granted (exercise price
   exceeds market)               953,056          1.54           --                           --
Exercised                             --                         --                           --
Forfeited                       (336,010)         2.07     (835,772)         4.00     (1,059,302)         5.09
                            --------------             --------------             ----------------
Outstanding at the
   end of the year             3,220,630          3.94    2,579,484          4.75      2,915,074          5.44
                            ==============             ==============             ================

Options Exercisable at
   year end                    2,165,934                  1,147,650                      572,124
                            --------------             --------------             ----------------
Weighted -average fair
    value of options
    granted during the
      year                    $  0.39 (1)                 $  1.08                     $   2.01

            (1).  The weighted-average fair value of options granted whose exercise price exceeds market was also $0.39.

Summary of Company Stock Option Plan's Prices


                   Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------------------------
                                      Weighted-                   |
                        Number         Average       Weighted-    |     Number       Weighted-
    Range of         Outstanding      Remaining       Average     | Exercisable at    Average
 Exercise Prices      12/30/96       Contractual  Exercise Price  |    12/30/96     Exercise Price
                                      Life (Yrs.)                 |
--------------------------------------------------------------------------------------------------
                                                                  |
$0.75 to $2.00         816,069             9.5            1.52    |     206,204            1.53
$2.01 to $3.00         896,840             4.7            2.59    |     470,701            2.56
$3.01 to $4.00         388,125             2.2            3.55    |     388,125            3.55
$4.01 to $5.00              --              --              --    |          --              --
$5.01 to $6.00         816,001             2.6            5.13    |     801,097            5.13
$6.01 to $20.00        303,595             6.9           11.72    |     299,807           11.71
                                                                  |
--------------------------------------------------------------------------------------------------
                                                                  |
$0.75 to $20.00      3,220,630             5.3            3.94    |   2,165,934            4.86
==================================================================================================


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

            In February 1996, employees (excluding executive officers) granted options in 1993 and 1994 with exercise prices in excess of $2.75 were offered the opportunity to exchange for a new option grant for a lesser number of shares at an exercise price of $1.95, which represented a 25% premium over the market price of the Company's common stock on the date the plan was approved. Existing options with an exercise price in excess of $11.49 could be cancelled in exchange for new options on a four to one basis. Options with an exercise price between $11.49 and $2.75 could be cancelled in exchange for new options on a three for one basis. The offer to employees expired April 30, 1996 and, as a result of this offer, options for 49,028 shares were forfeited in return for options for 15,877 shares at the $1.95 exercise price. These changes are reflected in the tables above.

NOTE 8:     LOSS PROVISIONS

            The Company recorded accounting charges and loss provisions of $16,765,552 during the third quarter of 1996, $1,249,644 of which consisted of various selling, general and administrative expenses. Provisions totalling $14,169,777 to close 27 Restaurants, relocate 22 of them, settle 16 leases on real property underlying these stores and sell land underlying the other 11 Restaurants, and impairment charges related to an additional 28 under-performing Restaurants were recorded. Refinancing costs of $845,775 were also recorded to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group. A provision of $500,000 was also recorded to reserve for obsolescence in Champion's finished buildings inventory.

            Additional accounting charges and loss provisions of $11,136,453 were recorded during the fourth quarter of 1996, $1,128,652 of which consisted of various selling, general and administrative expenses ($578,810 for severance, $346,000 for employee relocations, bad debt provisions of $366,078, and $203,842 for other charges). Provisions totalling $6,441,001 including $1,428,898 for additional losses on assets to be disposed of, $4,618,139 for impairment charges related to 9 under-performing Restaurants received by the Company as a result of the CDDT bankruptcy in July 1996 and $392,964 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a $1,140,746 provision for loss on the disposal of the L.A. Mex product line, workers compensation accruals of $1,093,000 (included in Restaurant labor costs), adjustments to goodwill of $513,676 (included in other depreciation and amortization) and a $453,300 charge for the assumption of minority interests in losses on joint-venture operations as a result of the receipt by the Company of certain assets from the above mentioned CDDT bankruptcy.

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

            Fourth quarter 1995 accounting charges included $3,000,000 for warrants to be issued in settlement of litigation (see Note 9 (b) - LOPEZ, ET AL VS. CHECKERS) to accrue approximately $800,000 for legal fees in connection with the settlement and continued defense of various litigation matters. Additionally, during the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which required a write-down of certain intangibles and property related to under performing sites. The effect of adopting SFAS 121 was a total charge to earnings for 1995 of $18,935,190, consisting of a $5,850,447 write-down of goodwill and a $13,084,743 write-down of property and equipment.

            The significant loss provisions discussed above during 1995 and 1996 were caused by declining sales and a corresponding decline in cash flows which impacted the Company's ability to support its net assets as reviewed under SFAS No. 121. The result of declining sales and cash flows also necessitated the recording of additional provisions to account for reductions in corporate staffing and other overhead expenses associated with the restructuring required to bring the Company's corporate and support activities in line with the lower levels of sales and cash flows.

            In 1994 the Company recorded provisions totalling $4,500,000 in the first quarter and $11,396,000 in the fourth quarter of 1994. The first quarter $4,500,000 provision included $1,753,000 to provide for the write-off of site costs and the other costs to originally open Restaurants and $1,728,000 in lease liability settlements for the 21 underperforming or closed Restaurants. The fourth quarter 1994 provisions totalling $11,396,000 included a $1,690,000 charge to settle leases and $2,950,000 to expense site costs and other costs to originally open Restaurants for 12 under performing Restaurants to be relocated. These charges, along with the first quarter $4,500,000 charge described above are combined, and the total $9,140,000 was reflected in the Company's 1994 statement of operations. A restructuring charge of $5,631,000 was included in the fourth quarter 1994 provisions to provide for the Company's reorganization due to its inability to find sufficient capital on acceptable terms to maintain its growth rate and the resultant downsizing of staff and offices and the write-off of costs associated with sites which will not be developed and new Restaurant openings which have been delayed. The charge consisted of severance costs, closed office expense, and loss on sale of the Company plane totalling $680,000, and site costs and other costs to open previously anticipated new Restaurants of $4,951,000. Other fourth quarter 1994 provisions included $850,000 for legal costs and an allowance for royalty receivables due from a franchisee involved in a bankruptcy, and $275,000 for settlement of real estate title claims, both of which were included in 1994 selling, general and administrative  expenses.  Of  the  1994  provisions  which  total  $15,896,000, approximately $11,000,000 represents non-cash charges primarily for the write-off of site costs and other costs to originally open the Restaurants. The remaining $4,900,000 primarily represents cash expenditures to be made to settle lease liabilities (approximately $4,100,000) over the remaining lives (up to fourteen years) of the underlying leases.

            Lease payments, other cash charges and asset write-offs in 1996 and 1995 reduced the Reserve for restaurant relocations and abandoned sites and the Reserve for restructuring were $6,259,944 and $3,334,946, respectively.


NOTE 9:     COMMITMENTS AND CONTINGENCIES

A) LEASE COMMITMENTS - The Company leases Restaurant properties and office space under operating lease agreements. These operating leases generally have five to ten-year terms with options to renew. Base rent expense on these properties was approximately $8,015,000 in 1996, $9,773,000 in 1995, and $7,800,000 in 1994.

            Future minimum lease payments under noncancelable operating leases as of December 30, 1996 are approximately as follows:

                              Year Ending       Operating
                              December 31         Leases
                           --------------------------------

                                  1997           8,245,000

                                  1998           7,328,000

                                  1999           7,165,000

                                  2000           7,349,000

                                  2001           6,999,000

                               Thereafter       53,599,000

B) LITIGATION - Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared
D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG Peat Marwick, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs seek to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims-made basis up to a total of $950,000. The Company has agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement is subject to the execution of an appropriate stipulation of settlement and other documentation as may be required or appropriate to obtain approval of the settlement by the Court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlements.

            LOPEZ ET AL. V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL., Case No. 94-282-Civ-T-17C. On February 18, 1994, a class action complaint was filed by four stockholders against the Company, Herbert G. Brown and James Mattei, former officers and directors, in the United States District Court for the Middle District of Florida, Tampa Division. The complaint alleges, generally, that the defendants made certain materially false and misleading public statements concerning the pricing practices of competitors and analysts' projections of the Company's earnings for the year ended December 31, 1993, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek to represent a class of all purchasers of the Company's Common Stock between August 26, 1993 and March 15, 1994, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement for the settlement of this class action. The agreement for settlement provides for various director and officer liability insurance carriers to pay $8,175,000 cash and for the Company to issue warrants valued at approximately $3,000,000, for the purchase of 5,100,000 shares of the Company common stock at a price of $1.4375 per share. The warrants will be exercisable for a period of four (4) years after the effective date of the settlement. At a hearing held on November 22, 1996, the Court determined that the proposed settlement is fair, reasonable and adequate. The settlement has been implemented and the lawsuit has been dismissed.

            GREENFELDER  ET AL. V. WHITE,  ,JR.,  ET AL. On August 10,  1995,  a
state  court  complaint  was filed in the  Circuit  Court of the Sixth  Judicial
Circuit for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-C1-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, a Checkers franchisee. The original complaint further alleged that Ms. Greenfelder and Powers Burgers were induced to enter into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original complaint alleged that the Company is liable for all damages caused to the plaintiffs as follows: damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress; $3,000,000 or the return of all monies invested by the plaintiffs in Checkers franchises in connection with the misrepresentation of claims; punitive damages; attorneys' fees; and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) motions to dismiss the plaintiff's complaint, as amended, including an order entered on February 14, 1997, which dismissed the plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their amended complaint. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court counterclaim and third-party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC., AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE,, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action, filed by the Company in July 1995 against Mr. Gagne and Tampa Checkmate Food Services, Inc., a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. were induced into entering into various franchise agreements with and personal guarantees to the Company based upon misrepresentations by the Company. The counterclaim and third party complaint seeks damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Gagne in Checkers franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The counterclaim was dismissed by the court on January 26, 1996 with the right to amend. On February 12, 1996 the counterclaimants filed an amended counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The amended counterclaim seeks a judgement for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed a motion to dismiss the amended counterclaim. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

C) PURCHASE COMMITMENTS - The Checkers Drive-In Restaurant chain, which includes both the Company and franchisee-owned stores together, has purchase agreements with various suppliers extending beyond one year. Subject to the supplier's quality and performance, the purchases covered by these agreements aggregate approximately $9 million in 1997, $11 million in 1998, $8 million in 1999 and $5 million in 2000.

NOTE 10:    WARRANTS

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

            The Company issued warrants for the purchase of 5,100,000 shares of the Company's Common Stock at a price of $1.4375 per share. These warrants, valued at $3,000,000, were issued in settlement of certain litigation (note 9
(b) - LOPEZ, ET AL VS. V.CHECKERS), and will be exercisable for a period of four years after the effective date of the settlement.

            On November 22, 1996, the Company issued warrants to purchase 20 million shares of Common Stock of the Company to the members of the new lender group (see Note 3) at an exercise price of $0.75 per share which was the approximate market price of the common stock prior to the announcement of the transfer of the debt. These warrants were valued at $6,463,132, the value of the concessions given as consideration for the warrants. The warrants are exercisable at any time until November 22, 2002. Checkers is obligated to register the common stock issuable under the warrants within six months and to maintain such registration for the life of the warrants. The holders of the warrants also have other registration rights relating to the common stock to be issued under the warrants. The warrants contain customary antidilution provisions. The warrants to purchase 150,000 shares of Checkers common stock for $2.69 per share, which were issued in April 1995 to Checkers' prior bank lending group under the prior loan agreement, were cancelled.

NOTE 11:    UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the periods indicated (in 000's, except per share data):

                                         First        Second        Third         Fourth
                                        Quarter       Quarter      Quarter        Quarter
                                    ------------------------------------------------------------
1996
----
Net revenues                           $ 38,423      $ 38,650      $ 37,088      $ 50,799
Impairment of long-lived assets            --            --           8,468         6,814
Losses on assets to be disposed of         --            --           5,702         1,430
Loss provisions                            --            --             500         1,491
Loss from operations                        714        (1,428)      (21,303)      (20,195)
Net loss                                   (252)       (1,548)      (24,243)      (20,366)
Earnings per share                     $   (.00)     $   (.02)     $   (.47)     $   (.39)

1995
----
Net revenues                           $ 46,044      $ 48,923      $ 43,451      $ 51,887
Impairment of long-lived assets            --            --            --          18,935
Losses on assets to be disposed of         --            --           3,192          --
Loss provisions                            --            --             645         3,800
Loss from operations                     (1,618)         (691)      (10,516)      (24,391)
Net loss                                 (1,693)       (1,231)       (7,312)      (22,983)
Earnings per share                     $   (.03)     $   (.02)     $   (.14)     $   (.45)

1994
----
Net revenues                           $ 51,735      $ 47,157      $ 50,789      $ 65,434
Losses on assets to be disposed of        4,500          --            --           4,640
Loss provisions                            --            --            --           5,631
Loss from operations                     (2,367)        2,661         1,328        (9,522)
Net loss                                 (1,758)        1,265           387        (6,646)
Earnings per share                     $   (.04)     $    .03      $    .01      $   (.13)



NOTE 12:    UNAUDITED SUBSEQUENT EVENT

            On March 25, 1997, Checkers agreed in principle to a merger transaction pursuant to which Rally's Hamburgers, Inc., a Delaware corporation ("Rally's"), will become a wholly-owned subsidiary of Checkers. Rally's, together with its franchisees, operates approximately 471 double drive-thru hamburger restaurants primarily in the midwestern United States. Under the terms of the letter of intent executed by Checkers and Rally's, each share of Rally's common stock will be converted into three shares of Checkers' Common Stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.


ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            DISCLOSURE

            Not applicable
                                       52

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS," "MANAGEMENT - Directors and Executive Officers" and "MANAGEMENT Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 30, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

            The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which will be filed with the commission prior to April 30, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission prior to April 30, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Certain
Transactions" in the company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission prior to April 30, 1997.

                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.0     The following Financial Statements of the Registrant are included in Part II, Item 8:

               Report of Independent Auditors
               Consolidated Balance Sheets - December  30,  1996 and  January 1,
                 1996
               Consolidated  Statements of Operations - Years ended December 30,
                 1996, January 1, 1996 and January 2, 1995
               Consolidated  Statements  of  Stockholders'  Equity - years ended
                 December 30,  1996,   January  1,  1996  and  January  2,  1995
               Consolidated  Statements of Cash Flows - years ended December 30,
                 1996, January 1, 1996 and January 2, 1995
               Notes to Consolidated Financial Statements - years ended December
                 30, 1996, January 1, 1996 and January 2, 1995

       2.0 The following financial Statement Schedules of the Registrant are included in Item 14(d):

               VIII - VALUATION ACCOUNTS

               All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

       3.1 Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

       3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3 to the Company's Form 10-Q for the quarter ended June 30, 1993, is hereby incorporated herein by reference.

       3.3 By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

       3.4 Certificate of Designation of Series A Preferred Stock of the Company dated February 12, 1997, as filed with the Commission as
               Exhibit 3.1 to the Company's Form 8-K, dated February 19, 1997, is hereby incorporated by reference.

       4.1 Collateral Assignment of Trademarks as Security from Borrower, dated April 12, 1995, between the Company and each of the banks party to the Amended and Restated Credit Agreement, dated as of April 12, 1995, as filed with the Commission as Exhibit 3 to the Company's Form 8-K dated April 12, 1995, is hereby incorporated by reference.

       4.2 Amended and Restated Credit Agreement, dated as of November 22, 1996, between the Company, CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as
               Exhibit 4.1 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

       4.3 Second Amended and Restated Security Agreement, dated as of November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.2 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

       4.4 Form of Warrant issued to lenders under the Amended and Restated Credit Agreement, dated November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.3 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

       4.5 The Company agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Company and which authorizes a total amount of securities not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

       10.1 Agreement of General Partnership dated May 5, 1989, between the Company and Donna M. Brown- McMullen and Thomas W. McMullen, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

       10.2 Agreement of General Partnership dated March 1990, between the Company and GNC Investments, Inc., as filed with the Commission as Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

       10.3 Assignment and Assumption Agreement dated December 31, 1993, by and between the Company and GNC Investments, Inc., a Florida corporation, as filed with the Commission as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

       10.4 Management Agreement dated December 31, 1993, by and between the Company and GNC Investments, Inc., a Florida corporation, as filed with the Commission as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

       10.5 Agreement of General Partnership dated February 21, 1990, between the Company and Dolphin Drive- Thru, Inc., as filed with the Commission as Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

       10.6 Lease Agreement effective May 1, 1990, between the 34th and 35th Checkers Partnership and Brown & Brown St. Petersburg, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.


       10.7 Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as
               Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

       10.8 Checkers Franchise Agreement dated January 16, 1992, between the Company and Michael G. Perez, George W. Cook and Norma L. Cook, as filed with the Commission as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.

       10.9    Continuing  Personal  Guaranty dated January 16, 1992, by Michael
               G. Perez, George W. Cook and Norma L. Cook ("Franchisee") to the Company, as filed with the Commission as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.

       10.10 1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

       10.11 Asset Purchase Agreement made and entered into as of July 27, 1995, among InnerCityFoods, InnerCityFoods Joint Venture Company, InnerCityFoods Leasing Company, Checkers Drive-In Restaurants, Inc., The La-Van Hawkins Group, Inc., La-Van Hawkins InnerCityFoods, LLC, and La- Van Hawkins as filed with the Commission as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 19, 1995, is hereby incorporated herein by reference.

       10.12 Agreement for Purchase and Sale of Assets, dated as of December 29, 1993, between the Company and Dania-Auger, Inc., as filed with the Commission as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

       10.13 Management Agreement, dated as of December 31, 1993, between the Company and Dania-Auger, Inc., as filed with the Commission as
               Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

       10.14 Ground Lease, dated March 10, 1993, by and between Blue Heron Partnership, a Florida general partnership, and the Company, as filed with the Commission as Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

       10.15 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

       10.16 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

       10.17 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

       10.18 Amendment No. 2, dated as of April 11, 1996, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.32 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.19 Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as
               Exhibit 2 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

       10.20 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit
               10.2 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

       10.21 Amendment No. 2, dated as of April 11, 1996 to that certain Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as
               Exhibit 10.35 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.22 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-thru Partners, L.P., as filed with the Commission as Exhibit 10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.23   Lease  Agreement  (store  480)  between the Company and George W.
               Cook,  dated  January 1, 1996,  as filed with the  Commission  as
               Exhibit 10.37 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.24 Sublease and Equipment Lease Agreement (store 174) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.38 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.25 Sublease and Equipment Lease Agreement (store 188) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.39 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.26 Sublease and Equipment Lease Agreement (store 344) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.40 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.27 Sublease and Equipment Lease Agreement (store 611) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.41 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.28 Option for Asset Purchase, between the Company and George W. Cook, dated January 1, 1996, as filed with the Commission as
               Exhibit 10.42 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.29 Agreement for Lease with Option for Asset Purchase between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.43 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.30 Employment Agreement between the Company and Anthony L. Austin dated January 4, 1995, as filed with the Commission as Exhibit
               10.44 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.31 * Employment Agreement between the Company and Albert J. DiMarco dated July 28, 1995, as filed with the Commission as Exhibit
               10.45 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.32 * Employment letter from the Company to George W. Cook, dated August 10, 1995, as filed with the Commission as Exhibit 10.46 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

       10.33 * Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996, as filed with the Commission as Exhibit
               10.52 to the Company's Form 10-Q for the quarter ended June 17, 1996, is hereby incorporated by reference.

       10.34 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to theCompany's Form 8-K, dated March 5, 1997, is hereby incorporated by reference.

**     10.35 * Employment Agreement between the  Company and David Miller, dated
               July 29, 1996.

**     10.36 * Employment  Agreement  between the Company and  James T.  Holder, dated November 22, 1996.

**     10.37 * Severance,  Release and  Indemnity  Agreement between the Company and Albert J. DiMarco dated January 27, 1997.

**     10.38   Warrant  Agreement  dated March 11, 1997, between the Company and
               Chasemellon Shareholder Services, L.L.C.

         21    List of the subsidiaries of the Company.

         23    Consent of Independent Auditors

         27    Financial Data Schedule

___________________________________

*        Management contract or compensatory plan or arrangement.

**       Filed herewith.

(b)      Reports on Form 8-K:

               During the last quarter of the year ended December 30, 1996, the Company filed the following Reports on Form 8-K:

                  A Report on Form 8-K, dated November 8, 1996,  reporting under
                  Item 5, the sale of the Company's debt under it's primary credit facility on November 14, 1996.


                  A Report on Form 8-K, dated November 22, 1996, reporting under
                  Item 5, the execution of an Amended and Restated Credit Agreement on November 22, 1996, which restructured its primary debt with its new senior secured lenders, who acquired the debt on November 14, 1996.


                  A Report on Form 8-K, dated December 17, 1996, reporting under
                  Item 5, the appointment of C. Thomas Thompson as Vice Chairman and Chief Executive Officer of the Company, effective December 17, 1996, replacing Albert J. DiMarco, who resigned to pursue other interests. The Company also announced the commitment by members of its new lender group to invest approximately $20 million in the Company through the purchase of common shares in a private placement in the next 30 to 45 days.



         (c)   Exhibits:

               The exhibits listed under Item 14(a) are filed as part of this Report.

         (d)   Financial Statements Schedules:

               VIII - Valuation Accounts

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                       Schedule VIII - Valuation Accounts

                                              Balance at                                     Balance at
                                             Beginning of                                       End of
                                                Period          Expensed      Deductions        Period
                                       ------------------------------------------------------------------
Description

Year ended January 2, 1995

     Allowance for doubtful receivables      $   165,000      $   887,000   $    968,000    $     84,000
                                        ==================================================================


Year ended January 1, 1996

     Allowance for doubtful receivables      $    84,000      $ 2,261,196   $    987,258     $ 1,357,938
                                        ==================================================================


Year ended December 30, 1996

     Allowance for doubtful receivables       $1,357,938       $1,310,818    $   451,920     $ 2,216,836
                                        ==================================================================

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on March 28, 1996.

                                    CHECKERS DRIVE-IN RESTAURANTS, INC.

                                    By: /s/ C. Thomas Thompson
                                        ----------------------------------------
                                        C. Thomas Thompson
                                        Chief Executive Officer

                                    By: /s/ Richard E. Fortman
                                        ----------------------------------------
                                        Richard E. Fortman
                                        President and Chief Operating Officer

                                    By: /s/ Joseph N. Stein
                                        ----------------------------------------
                                       Joseph N. Stein
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Accounting Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 28, 1996.

Signature                              Title
---------                              -----


/s/ Frederick E. Fisher
------------------------------
Frederick  E. Fisher                   Director and Chairman of the Board

/s/ C. Thomas Thompson
------------------------------
C. Thomas Thompson                     Director, Vice Chairman of the Board and
                                       Chief Executive Officer

/s/ Joseph N. Stein
------------------------------
Joseph N. Stein                        Chief Financial Officer and
                                       Chief Accounting Officer

/s/ Richard E. Fortman
------------------------------
Richard E. Fortman                     President and Chief Operating Officer

/s/ Terry N. Christensen
------------------------------
Terry N. Christensen                   Director

/s/ William P. Foley, Ii
------------------------------
William P. Foley, II                   Director

/s/ Clarence V. Mckee
------------------------------
Clarence V. McKee                      Director

/s/ Andrew H. Hines, Jr.
------------------------------
Andrew H. Hines, Jr.                   Director

                                   1996 FORM 10-K
                        CHECKERS DRIVE-IN RESTAURANTS, INC.
                                   EXHIBIT INDEX








Exhibit #
---------


   2.0 The following financial Statement Schedules of the Registrant are included in Item 14(d):

           VIII - VALUATION ACCOUNTS

           All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

   3.1 Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

   3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3 to the Company's Form 10-Q for the quarter ended June 30, 1993, is hereby incorporated herein by reference.

   3.3 By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

   3.4 Certificate of Designation of Series A Preferred Stock of the Company dated February 12, 1997, as filed with the Commission as Exhibit 3.1 to the Company's Form 8-K, dated February 19, 1997, is hereby incorporated by reference.

   4.1 Collateral Assignment of Trademarks as Security from Borrower, dated April 12, 1995, between the Company and each of the banks party to the Amended and Restated Credit Agreement, dated as of April 12, 1995, as filed with the Commission as Exhibit 3 to the Company's Form 8-K dated April 12, 1995, is hereby incorporated by reference.

   4.2 Amended and Restated Credit Agreement, dated as of November 22, 1996, between the Company, CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.1 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

   4.3 Second Amended and Restated Security Agreement, dated as of November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as
           Exhibit 4.2 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

   4.4 Form of Warrant issued to lenders under the Amended and Restated Credit Agreement, dated November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.3 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

   4.5 The Company agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Company and which authorizes a total amount of securities not in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

   10.1 Agreement of General Partnership dated May 5, 1989, between the Company and Donna M. Brown-McMullen and Thomas W. McMullen, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

   10.2 Agreement of General Partnership dated March 1990, between the Company and GNC Investments, Inc., as filed with the Commission as
           Exhibit  10.6 to the  Company's  Registration  Statement  on Form S-1
           filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

   10.3 Assignment and Assumption Agreement dated December 31, 1993, by and between the Company and GNC Investments, Inc., a Florida corporation, as filed with the Commission as Exhibit 10.3 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

   10.4 Management Agreement dated December 31, 1993, by and between the Company and GNC Investments, Inc., a Florida corporation, as filed with the Commission as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

   10.5 Agreement of General Partnership dated February 21, 1990, between the Company and Dolphin Drive-Thru, Inc., as filed with the Commission as
           Exhibit  10.8 to the  Company's  Registration  Statement  on Form S-1
           filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

   10.6 Lease Agreement effective May 1, 1990, between the 34th and 35th Checkers Partnership and Brown & Brown St. Petersburg, as filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33- 42996), is hereby incorporated herein by reference.

   10.7 Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as
           Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

   10.8 Checkers Franchise Agreement dated January 16, 1992, between the Company and Michael G. Perez, George W. Cook and Norma L. Cook, as filed with the Commission as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.

   10.9 Continuing Personal Guaranty dated January 16, 1992, by Michael G. Perez, George W. Cook and Norma L. Cook ("Franchisee") to the Company, as filed with the Commission as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1991, is hereby incorporated herein by reference.

   10.10 * 1991 Stock Option Plan of the Company,  as amended on May 10, 1994,
           as  filed  with  the   Commission  as  Exhibit  4  to  the  Company's
           Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.
                                   62

   10.11 Asset Purchase Agreement made and entered into as of July 27, 1995, among InnerCityFoods, InnerCityFoods Joint Venture Company, InnerCityFoods Leasing Company, Checkers Drive-In Restaurants, Inc., The La-Van Hawkins Group, Inc., La-Van Hawkins InnerCityFoods, LLC, and La-Van Hawkins as filed with the Commission as Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 19, 1995, is hereby incorporated herein by reference.

   10.12 Agreement for Purchase and Sale of Assets, dated as of December 29, 1993, between the Company and Dania-Auger, Inc., as filed with the Commission as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

   10.13 Management Agreement, dated as of December 31, 1993, between the Company and Dania- Auger, Inc., as filed with the Commission as
           Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

   10.14 Ground Lease, dated March 10, 1993, by and between Blue Heron Partnership, a Florida general partnership, and the Company, as filed with the Commission as Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1993, is hereby incorporated herein by reference.

   10.15 * 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

   10.16 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

   10.17 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as
           Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

   10.18 Amendment No. 2, dated as of April 11, 1996, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit
           10.32 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.19 Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 2 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

   10.20 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

   10.21 Amendment No. 2, dated as of April 11, 1996 to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit
           10.35 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.22 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-thru Partners, L.P., as filed with the Commission as Exhibit 10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.23 Lease Agreement (store 480) between the Company and George W. Cook, dated January 1, 1996, as filed with the Commission as Exhibit 10.37 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.24 Sublease and Equipment Lease Agreement (store 174) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.38 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.25 Sublease and Equipment Lease Agreement (store 188) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.39 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.26 Sublease and Equipment Lease Agreement (store 344) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.40 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.27 Sublease and Equipment Lease Agreement (store 611) between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.41 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.28 Option for Asset Purchase, between the Company and George W. Cook, dated January 1, 1996, as filed with the Commission as Exhibit 10.42 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.29 Agreement for Lease with Option for Asset Purchase between the Company and George W. Cook dated January 1, 1996, as filed with the Commission as Exhibit 10.43 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.30 * Employment Agreement between the Company and Anthony L. Austin dated January 4, 1995, as filed with the Commission as Exhibit 10.44 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.31 * Employment Agreement between the Company and Albert J. DiMarco dated July 28, 1995, as filed with the Commission as Exhibit 10.45 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.32 * Employment letter from the Company to George W. Cook, dated August 10, 1995, as filed with the Commission as Exhibit 10.46 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

   10.33 * Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996, as filed with the commission as Exhibit 10.52 to the Company's Form 10-Q for the quarter ended June 17, 1996, is hereby incorporated by reference.

   10.34 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to the Company's Form 8-K, dated March 5, 1997, is hereby incorporated by reference.

** 10.35 * Employment Agreement between the Company and David Miller, dated July
           29, 1996.

** 10.36 * Employment  Agreement between the Company  and  James T. Holder dated
           November 22, 1996.

** 10.37 * Employment  Agreement  between  the  Company  and  Albert J.  DiMarco dated January 27, 1997.

** 10.38 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C.


   21      List of the subsidiaries of the Company.

   23      Consent of Independent Auditors

   27      Financial Data Schedule
_____________________________________

   *       Management contract or compensatory plan or arrangement.

   **      Filed herewith.