Form 10-K/A
period 1996-12-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-04-29
CIK 879554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                FORM 10-K/A NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 30, 1996     Commission file number 0-19649


                       Checkers Drive-In Restaurants, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                   Delaware
                         ------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                      600 Cleveland Street, Eighth Floor
                      ----------------------------------
                        (Address of principal offices)

                                   58-1654960
                                -----------------
                                (I.R.S. employer
                               identification no.)


       Registrant's telephone number, including area code: (813) 441-3500

      The purpose of this amendment is to amend Items 10, 11, 12 and 13 in their entirety to read as set forth herein.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      The following table sets forth the names and ages of the Directors and executive officers of the Company and the positions they hold with the Company. Executive officers serve at the pleasure of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS


NAME                         AGE                     POSITION
----                         ---                     --------
C. Thomas Thompson           47        Chief Executive Officer and Vice Chairman of
                                       the Board of Directors (term expiring in 1999)

Richard E. Fortman           47        President and Chief Operating Officer

Joseph N. Stein              36        Executive Vice President, Chief Administrative
                                       Officer and Chief Financial Officer

James T. Holder              38        Senior Vice President, General Counsel and
                                       Secretary

Michael T. Welch             45        Vice President, Operations, Marketing,
                                       Restaurant Support Services and Research &
                                       Development

David D. Miller              44        Vice President of Franchise Operations, Sales
                                       and Development

Wendy A. Beck                32        Senior Director of Treasury & Tax, Treasurer

Frederick E. Fisher          66        Chairman of the Board of Directors (term
                                       expiring in 1998)

Terry N. Christensen(1)      56        Director (term expiring in 1998)

William P. Foley, II (1)(2)  52        Director (term expiring in 1999)

Andrew H. Hines, Jr.(2)      74        Director (term expiring in 1997)

Clarence V. McKee(1)(2)      54        Director (term expiring in 1999)
____________



      (1)   Member of the Audit Committee.

      (2)   Member of the Compensation Committee and the Stock Option Committee.

      C. Thomas Thompson has served as a Director of the Company since November 1996 and as Chief Executive Officer and Vice Chairman of the Board of Directors of the Company since December 1996. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE Restaurants, Inc. ("CKE"), since October 1994 and as President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Rally's Hamburgers, Inc. ("Rally's").

      Richard E. Fortman has served as President and Chief Operating Officer of the Company since January 1997. For approximately 27 years, prior to joining the Company, Mr. Fortman was employed by Carl Karcher Enterprises, Inc. in various capacities. From August 1993 through December 1996, he served as Regional Vice President, from August 1992 through August 1993, he served as Director of Regional Operations, and from July 1984 through August 1992, he served as Regional Director.

      Joseph N. Stein has served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of the Company since January 1997. From May 1995 through December 1996, Mr. Stein was Senior Vice President and Chief Financial Officer for Carl Karcher Enterprises, Inc. For more than five years prior to his employment with Carl Karcher Enterprises, Inc., Mr. Stein was Senior Vice President, Director, National Agency Operation at Fidelity National Title Company.

      Wendy A. Beck has served as Treasurer of the Company since November 1995 and as Senior Director of Treasury & Tax since August 1995. Since joining the Company in March 1993, Ms. Beck has served in various positions with the Company. Prior to joining the Company, Ms. Beck served as Senior Tax Accountant for Lincare Holdings, Inc., a national provider of home health care services, where she was employed since October 1987.

      James T. Holder has served as a Senior Vice President and General Counsel of the Company since January 1997, as Chief Financial Officer of the Company from May to December 1996, and as Secretary since October 1995. Mr. Holder served as Vice President and General Counsel of the Company from September 1995 to June 1996, as senior legal counsel for the Company from December 1994 through April 1995 and corporate counsel from November 1993 through November 1994. Mr. Holder was engaged in the private practice of law from January 1991 to November 1993, in Tampa, Florida. From October 1989 through December 1990, he served as General Counsel for Health Care Products, Inc., in Lutz, Florida.

      David D. Miller has served as Vice President, Franchise Operations of the Company since May 1996. Mr. Miller served as Vice President Marketing from March 1996 to April 1996, as Senior Director of Operations from October 1995 to March

1996, as Senior Director of Franchise Operations from January 1991 to October 1995 and as Franchise Business Consultant from November 1989 to January 1991.

      Michael T. Welch has served as Vice President, Operations, Marketing, Restaurant Support Services and Research & Development of the Company since March 1995. From May 1994 to March 1995, Mr. Welch served as Regional Vice President of Operations, responsible for all Company operations outside Florida. From 1987 to May 1994, Mr. Welch was President and a principal of W-S Acquisition Corporation, which owned and operated several Wendy's franchises.

      Frederick E. Fisher has served as a Director of the Company since February 1995. Mr. Fisher is a private investor. Mr. Fisher was Chairman and Chief Executive Officer of U.S. Capital Corporation, a resort development company, from 1982 until his retirement in 1983. Mr. Fisher served as the Vice Chairman and Chief Financial Officer of U.S. Home Corporation from 1969 to 1981, during which time it grew from a local building company to the nation's largest home builder. He was elected to the Tampa Bay Business Hall of Fame in 1996.

      Terry N. Christensen has served as a Director of the Company since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD. ("GIANT"), Rally's and MGM Grand, Inc.

      William P. Foley, II has served as a Director of the Company since November 1996. Mr. Foley has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE and is a director of Micro General Corporation and Rally's.

      Andrew H. Hines, Jr., has served as a Director of the Company since June 1994. Mr. Hines was the Chairman of the Board and Chief Executive Officer of Florida Progress Corporation, the holding company parent of Florida Power Corporation, and a Director of Florida Power Corporation, until his retirement from both companies in 1990, continuing as a Director until 1991. Mr. Hines is currently engaged in operating his own consulting business, Triangle Consulting Group, in St. Petersburg, Florida. Mr. Hines is Chairman of the Pinellas County Reuse Organization, on the Board of Directors of the Tampa Bay Research Institute and the Florida Council on Economic Education and a director of 24 Templeton mutual fund companies.

      Clarence V. McKee has served as a Director of the Company since June 1996. Mr. McKee has been the President and Chief Executive Officer of McKee Communications, Inc., a Tampa, Florida based company engaged in the acquisition and management of communications companies, since October 1992. From 1987 to October 1992, Mr. McKee was the co-owner, Chairman and Chief Executive Officer of WTVT-Inc., the licensee of television channel 13 in Tampa, Florida. Mr. McKee is a member of the Boards of Directors of the Florida Progress Corporation and its subsidiary, Florida Power Corporation, and Barnett Banks, Inc. He is a former chairman of the Florida Association of Broadcasters.

      No family relationships exist between any of the Directors of the Company, the persons listed as nominees for election as Directors at the Meeting and the executive officers of the Company. There are no arrangements or understandings between any Director or nominee and any other person concerning service or nomination as a Director.

      The  Board  of  Directors  has  Audit,   Compensation   and  Stock  Option
Committees; it does not have a Nominating Committee. The entire Board of Directors functions as a Nominating Committee, and the Board will consider written recommendations from stockholders for nominations to the Board of Directors in accordance with the procedures set forth in the By-Laws of the Company.

      The Board of Directors held 29 meetings during 1996 and acted seven times by unanimous written consent without a meeting.

      During 1996, the Audit Committee consisted of Frederick E. Fisher, Chairman, Andrew H. Hines, Jr. and Clarence V. McKee and held two meetings. The Audit Committee recommends the appointment of the independent public accountants of the Company, discusses and reviews the scope and fees of the prospective annual audit and reviews the results thereof with the independent public accountants, reviews and approves non-audit services of the independent public accountants, reviews compliance with existing major accounting and financial policies of the Company, reviews the adequacy of the financial organization of the Company, reviews management's procedures and policies relative to the adequacy of the Company's internal accounting controls and compliance with federal and state laws relating to accounting practices, and reviews and approves (with the concurrence of the majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

      During 1996, the Compensation Committee consisted of Frederick E. Fisher, Chairman, and Andrew H. Hines, Jr. and held two meetings. Its principal function is to make recommendations to the Board of Directors with respect to the compensation and benefits to be paid to officers, and it performs other duties prescribed by the Board with respect to employee stock plans and benefit programs.

      During 1996, the Stock Option Committee consisted of Frederick E. Fisher, Chairman and Andrew H. Hines, Jr. and acted two times by unanimous written consent without a meeting. Its principal function is to make recommendations to the Board of Directors with respect to the Company's 1991 Stock Option Plan and other duties prescribed by the Board.

      In 1996, each incumbent Director attended at least 75% of the meetings of the Board of Directors and of each committee of which he was a member.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act,") requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1996, except as follows:

      Herbert G. Brown, a former director of the Company, failed to file two Forms 4 with respect to two transactions and filed Forms 5 with respect thereto late; Robert G. Brown, a former director, filed one report late with respect to two transactions; George W. Cook, a former director, filed two reports late with respect to 19 transactions; Terry N. Christensen, a director, filed a Form 3 late and one report with respect to one transaction late; and Andrew J. Hines, Jr., a director, filed one report late with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to each of the persons who qualified as a "named executive officer" (as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act) during the fiscal year ended December 30, 1996 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                         Compen-
                                                                         sation
                                           Annual Compensation           Awards
                                     -----------------------------     ---------

                                                            Other
                          Year                              Annual     Securities    All Other
                         Ended                              Compen-    Underlying     Compen-
 Name and Principal     December     Salary       Bonus     sation       Options      sation
      Position          31, 1996       ($)         ($)      ($) (1)      (#) (2)     ---------
      --------          --------       ---         ---      -------      -------
C. Thomas Thompson (3)    1996        $  --       $ --       $ --            --         --
Vice Chairman/CEO


James T. Holder           1996       $140,350    $23,077   $  120(4)       90,500
Senior Vice President,    1995         80,617       _       3,112(5)        -
General Counsel and       1994         70,923      --           --          8,500
Secretary


Michael T. Welch(6)       1996       $125,390     $2,467   $  372(4)       80,000       --
Vice President,           1995         99,773     15,200   13,261(8)       --
Operations Services and
Research & Development


Albert J. DiMarco(7)      1996       $275,000      --      $5,691(5)      100,000       --
President and CEO         1995        100,769                475          200,000


Anthony L. Austin (6)     1996       $109,645      --      $131,628        --           --
Vice President, Human     1995        133,249      --        27,069         35,000
Resources, Training and
Urban Affairs
____________________________

      (1)   Certain  perquisites were provided to certain of the Named Executive  Officers, but in no event did the value of the  perquisites  provided  in any year exceed
            10% of the amount of the executive's salary for that year.
      (2)   The Options  listed were granted  pursuant to the  Company's  1991 Stock Option
            Plan or 1994 Stock Option Plan for Non-Employee Directors.
      (3)   Mr.  Thompson was appointed  Chief  Executive  Officer and Vice Chairman of the
            Company in December 1996.
      (4)   Consists of life insurance premiums.
      (5)   Consists of automobile allowance.
      (6)   Messrs. Welch and Austin became executive officers of the Company in March 1995 and January 1995,  respectively.  Mr. Austin relinquished his position with the
            Company in July 1996.
      (7)   Mr. DiMarco became  President,  Chief  Executive  Officer and a Director of the
            Company in July 1995 and relinquished such positions in December 1996.
      (8)   Includes moving expenses ($8,815) and automobile allowances ($4,446).



EMPLOYMENT AGREEMENTS

      ALBERT J. DIMARCO - On July 28, 1995, the Company entered into an employment agreement with Albert J. DiMarco with respect to his employment as President and Chief Executive Officer of the Company and its subsidiaries and his service as a Director of the Company. The employment agreement provided for a term of employment ending on December 31, 1997, a compensation package consisting of an initial base annual salary in the amount of $250,000 through December 31, 1995 and a minimum of $275,000 thereafter (subject to annual increases at the discretion of the Board), as well as other miscellaneous benefits (including moving expense, expense allowances, health insurance and potential cash bonuses) and the grant, at the commencement of Mr. DiMarco's employment agreement, of a non-qualified option to acquire 200,000 shares of Common Stock, at an exercise price of $2.28. Pursuant to a Severance, Release and Indemnity Agreement dated January 27, 1997 entered into by Mr. DiMarco and the Company, Mr. DiMarco's employment agreement was terminated, and Mr. DiMarco received a note of the Company in the principal amount of $360,000 payable, in cash or by certified check or wire transfer, through March 31, 1997 in installments equal to his regular salary with the balance payable upon the earlier to occur of (a) the Company obtaining new equity through a rights offering and/or private placement or (b) March 31, 1997. In addition, pursuant to such agreement options to purchase up to 300,000 shares of Common Stock held by Mr. DiMarco became fully vested and are exercisable until January 27, 1999, and the Indemnity Agreement dated July 28, 1995 between the Company and Mr. DiMarco is to remain in effect.

      ANTHONY L. AUSTIN - On January 4, 1995, the Company entered into an employment agreement with Anthony L. Austin with respect to his employment as Vice President, Human Resources, Training and Urban Affairs. The employment agreement provided for a term of employment ending on December 31, 1996, a compensation package consisting of an initial base annual salary in the amount of $132,500, as well as other miscellaneous benefits (including moving expense, expense allowances, health insurance and potential cash bonuses) and the grant at the commencement of Mr. Austin's employment agreement of a non-qualified option to acquire 35,000 shares of Common Stock, at an exercise price of $2.19. The option for 35,000 shares was terminated upon termination of Mr. Austin's employment by the Company.

DIRECTOR COMPENSATION

      Directors who are not employees are compensated on the basis of $1,000 plus out-of-pocket expenses for each Board and committee meeting attended. Non-employee Directors also participate in the 1994 Stock Option Plan For
Non-Employee Directors, which provides for the automatic grant to each non-employee Director upon election to the Board of Directors of a non-qualified, ten-year option to acquire 12,000 shares of the Company's Common Stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee Director of a non-qualified, ten-year option to acquire an additional 3,000 shares of Common Stock. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. One-fifth of the shares of Common Stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the date of the grant of such option. One-third of the shares of Common Stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Directors who are employees of the Company receive no extra compensation for their services as Directors.

STOCK OPTION GRANTS

      The following table details individual grants of stock options made in fiscal year ended December 30, 1996 to any of the Named Executive Officers. No grants of stock appreciation rights (SARS) were made in fiscal year ended December 30, 1996. The table also indicates the potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of the grant to the end of the option term at the specified annualized rates.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                            Potential
                                                                       Realizable Value at
                                                                         Assumed Annual
                                                                         Rates of Stock
                                                                       Price Appreciation
                      Individual Grants (1)                            for Option Term (2)

                                  % of Total
                      Number of     Options
                     Securities   Granted to   Exercise
                     Underlying    Employees    or Base
                       Options     in Fiscal     Price    Expiration
       Name          Granted (#)     Year       ($/Sh)       Date       5% ($)    10% ($)
       ----          -----------    ------      -------     ------      ------    -------
C. Thomas Thompson      - 0 -        - 0 -        --          --

James T. Holder         90,500        9.3%        $1.53     7/12/06       87,080   220,678

Michael T. Welch        80,000        8.2%         1.53     7/12/06       76,977   195,074

Albert J. DiMarco      100,000       10.2%         1.53     7/12/06       96,221   243,843

Anthony L. Austin        - 0 -       - 0 -        --          --
____________

      (1)   All options were granted pursuant to the 1991 Stock Option Plan.
      (2)   The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance  with  Regulation  S-K under the Exchange  Act. The Company does not necessarily  believe that these  appreciation  calculations  are  indicative of actual  future stock  option  values or that the price of the Common Stock will appreciate at such rates.


STOCK OPTION EXERCISES AND YEAR END OPTION VALUES

      No stock options were exercised by any of the Named Executive Officers during fiscal year ended December 30, 1996. The following table details the fiscal year-end value of unexercised options on an aggregated basis for all Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                          Value of
                                                           Number of      Unexercised
                                                          Unexercised    In-the-Money
                                                          Options at      Options at
                                                          FY-End (#)     FY-End ($) (1)

                     Shares Acquired on Value Realized   Exercisable/    Exercisable/
       Name            Exercise (#)          ($)         Unexercisable   Unexercisable
       ----            ------------         -----        -------------   -------------
C. Thomas Thompson          -0-              -0-            -0-/-0-        - 0 -/-0-

Albert J. DiMarco           -0-              -0-          300,000/-0-     $25,125/-0-

Anthony L. Austin           -0-              -0-             - 0 -           - 0 -

James T. Holder             -0-              -0-            23,291/       $5,685/-0-
                                                            76,709

David D. Miller             -0-              -0-            43,062/       $3,722/-0-
                                                            56,938
____________

      (1)   Calculation  of the value of  unexercised  in-the-money  options is based upon unexercised  options at fiscal year end which have an exercise price below $1.78, the closing price of the Common Stock on March 21, 1997.



ITEM 12.  STOCK OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT

      The following table sets forth,  as of April 11, 1997,  information as to:
(a) the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by (i) each person serving the Company as a Director on such date and each nominee for Director, (ii) each person who qualifies as a "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act, and (iii) all of the Directors and executive officers of the Company as a group; and (b) the beneficial ownership of the Company's Common Stock by each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock.

                              Common Stock             Series A Preferred Stock
                              -------------            -------------------------
                           Number of      Percent of    Number of     Percent of
        Name               Shares(1)      Class (2)     Shares(1)      Class(3)
        ----               ---------      ---------     ---------      --------
C. Thomas Thompson         210,419(4)       *                219          *

James T. Holder            123,291(5)       *                 -           -

Michael T. Welch            23,833(6)       *                 -           -

Albert J. DiMarco          300,000(7)       *                 -           -

Anthony L. Austin            - 0 -          -                 -           -

Terry N. Christensen        31,929          *                219          *

Frederick E. Fisher          5,800(8)       *                 -           -

William P. Foley, II     1,074,040(9)      1.7%            2,192(12)     2.5%

Andrew H. Hines, Jr.        10,800(10)      *                 -           -

Clarence V. McKee            3,400          *                 -           -

All Directors and
executive officers as a
group (12 persons)       2,331,731(13)     3.7%

Name and Address of
-------------------
5% Beneficial Owner
-------------------

CKE Restaurants, Inc.
1700 N. Harbor Blvd.
Anaheim,  California
92801                  13,512,727(11)
____________

*    Less than 1%

(1) Based upon information furnished to the Company by the named persons and information contained in filings with the SEC. Under the rules of the SEC, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their respective shares.

(2) Based on 60,540,409 shares of Common Stock outstanding as of April 11, 1997. Shares of Common Stock subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of class of the persons holding such options or warrants but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 87,719 shares of Series A Preferred Stock outstanding as of April 11, 1997.

(4) Includes 160,000 shares subject to options and 28,490 shares subject to warrants exercisable on or prior to June 10, 1997.

(5)  Shares subject to stock options exercisable on or prior to June 10, 1997

(6)  Shares subject to stock options exercisable on or prior to June 10, 1997

(7)  Shares subject to stock options exercisable on or prior to June 10, 1997

(8)  Shares subject to stock options exercisable on or prior to June 10, 1997

(9) Includes 854,700 Shares subject to warrants exercisable prior to June 10, 1997; but excludes 438,596 shares held by Fidelity and 2,108,262 shares subject to exercisable warrants held by Fidelity and 6.162.200 shares held by CKE and 7,350,425 shares subject to warrants exercisable prior to June 10, 1997 held by CKE, all as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity and CKE, and he owns 20.3% of the outstanding common stock of Fidelity. A limited partnership whose general partner is controlled by Mr. Foley owns 15.8% of the outstanding common stock of CKE, and Fidelity owns 2.2% of the outstanding common stock of CKE. Mr. Foley may be deemed to be a controlling person of CKE and Fidelity.

(10) Includes 7,800 shares subject to stock options exercisable on or prior to June 10, 1997

(11) Includes 7,350,428 shares subject to warrants on or prior to June 10, 1997

(12) Excludes 4,385 shares held by Fidelity National Financial, Inc. and 61,636 shares held by CKE Restaurants, Inc., all as to which Mr. Foley disclaims beneficial ownership. (See Note 9).

(13) Includes 548,269 shares subject to stock options exercisable on or prior to June 10, 1997, for other executive officers not listed above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth herein briefly describes certain transactions between the Company and certain affiliated parties and/or certain of their relatives. Management of the Company believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. Any such transactions since November 15, 1991 have been approved by a majority of the Company's disinterested Directors.

TRANSACTIONS IN WHICH CURRENT AFFILIATED PARTIES MAY HAVE AN INTEREST

      On November 22, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with CKE, as agent of the various lenders named therein (the "Lenders"). The Lenders include CKE, Fidelity, C. Thomas Thompson, William P. Foley, II and KCC Delaware Company ("KCC"), a wholly owned subsidiary of GIANT. Pursuant to the Restated Credit Agreement, the Company's primary debt aggregating approximately $35.8 million principal amount, which had been acquired by the Lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 31, 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $6.0 million in restructuring fees and charges. In connection with the restructuring, the Company issued to the Lenders warrants to purchase an aggregate of 20 million shares of Common Stock at an exercise price of $0.75 per share, the approximate market price of the Common Stock on the day prior to the announcement of the acquisition of the Company's debt by the Lenders. The Lenders specified above received warrants in the following amounts:
CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490; William P. Foley, II, 854,700 and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of Common Stock underlying their warrants.

      On February 20, 1997, the Company received $20 million in consideration for issuing an aggregate of 8,771,929 shares of Common Stock and 87,719 shares of Series A Preferred in a private placement. The per share purchase price for the Common Stock was $1.14, based upon the closing price ($1.34) of the Common Stock on December 16, 1996, the day prior to the approval of the transaction by the Board of Directors, less a discount for the fact that such shares are not freely transferable for a one-year period. The purchasers in the private placement included: CKE (6,162,299 shares of Common Stock and 61,636 shares of Series A Preferred Stock); Fidelity (438,596 shares of Common Stock and 4,385 shares of Series A Preferred Stock); C. Thomas Thompson (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); Terry N. Christensen (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); and William
P. Foley, II (219,298 shares of Common Stock and 2,192 shares of Series A Preferred Stock). The purchasers in the private placement also received certain piggyback and demand registration rights and agreed not to sell any shares of Common Stock received in the private placement in the open market for a one-year period. The Series A Preferred Stock will be converted into an aggregate of 8,771,900 shares of Common Stock if the Company's stockholders approve such conversion at the Meeting.

      Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, a law firm of which Terry N. Christensen is a partner, has performed legal services for the Company. Such services have related to compliance with securities laws and other business matters.

TRANSACTIONS IN WHICH FORMER AFFILIATED PARTIES MAY HAVE AN INTEREST

      In January 1996, the Company entered into an Agreement for Lease with Option for Asset Purchase with George W. Cook, a Director of the Company until June 1996, in which the Company was granted certain rights for three years in and to a restaurant in Clearwater, Florida. Checkers (a) entered into a sublease for the real property and an equipment lease for the fixed assets at a combined monthly rental of $3,000, and (b) agreed to purchase the inventory located at the Restaurant. In March 1996, the Company exercised its option to purchase this Restaurant for a purchase price of $300,000. All amounts owed to the Company, totalling $116,547, by Checkers of Raleigh ("C of R") and Checkers of Asheville ("C of A"), North Carolina corporations in which George W. Cook is the principal officer and shareholder, were offset against the purchase price.

      On December 5, 1995, C of A took possession of three under performing Company restaurants pursuant to a verbal agreement, and entered into unit franchise agreements which provided for waiver of the initial franchise fee but required the payment to the Company of the standard royalty fee. On January 1, 1996, C of A entered into leases for these restaurants for a term of three years for the land, building and equipment at a monthly rental of: (i) 4% of gross sales during the first year, 6% of gross sales the second year, and a direct pass through of land rent during the third year, (ii) 1% of gross sales payable from and after the fourth month of the lease; and (iii) 3% of gross sales, respectively. Mr. Cook executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreements. Pursuant to Options for Asset Purchase dated January 1, 1996, C of A was granted the option to purchase these restaurants for the greater of (a) 50% of its sales for the prior year, or (b) $350,000 each.

      On July 17, 1995, C of R took possession of two under performing Company restaurants pursuant to a verbal agreement and entered into franchise agreements which provided for waiver of the initial franchise fee but required the payment to the Company of a royalty fee of 1%, 2% and 3% during the first, second and third years, respectively, and 4% thereafter. On January 1, 1996, C of A entered into leases for these restaurants for a term of three years for (i) the building and equipment at a monthly rental of 1.5%, 3% and 4.5% of gross sales during the first, second and third years respectively, and (ii) the land at a monthly rental of 3% of gross sales for the first year and 4% of gross sales thereafter. Total sums received by the Company in fiscal year ended December 30, 1996 for these restaurant were: (a) $6,351 in royalty fees pursuant to the unit franchise agreement, and (b) $17,500 in rent. Mr. Cook executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreements. Pursuant to Options for Asset Purchase dated January 1, 1996, C of R was granted the option to purchase these restaurants for the greater of (a) 50% of its sales for the prior year, or (b) $350,000 each.

      Effective as of July 28, 1995, the Company, InnerCityFoods ("ICF"), a joint venture 75% owned by a subsidiary of the Company and 27% owned by La-Van Hawkins, who ceased being a director of the Company January 1996, InnerCityFoods

Leasing Company and InnerCityFoods Joint Venture Company (collectively, the "Checkers Parties") and La-Van Hawkins Group, Inc. ("Hawkins Group"), Mr. Hawkins and La-Van Hawkins InnerCityFoods, LLC (collectively, the "Hawkins Parties"), entered into an Asset Purchase Agreement (the "Agreement") providing for the purchase of the interest of the Hawkins Parties in ICF, the sale by ICF of its three restaurants in Baltimore, Maryland to the Hawkins Parties, the grant of certain development rights to the Hawkins Parties, and the termination of all of the agreements between the Checkers Parties and the Hawkins Parties relating to the operation of ICF.

      The transactions contemplated by the Agreement were consummated on August 15, 1995. On that date, the Company purchased all of the rights, title and interest of Hawkins Group in and to ICF. The component of the purchase price based upon the Net After Tax Earnings of ICF was zero, and the amounts owed by the Hawkins Parties to the Checkers Parties was in excess of the remaining $1,250,000 purchase price. Accordingly, there was no net purchase price payable to the Hawkins Parties by the Company for Hawkins Group's interest in ICF. The Checkers Parties also sold all of their respective rights, titles and interests in the three Baltimore Restaurants to the Hawkins Parties for a purchase price of $4,800,000. The purchase price was paid by the delivery of a promissory note in the amount of $4,982,355, which amount includes the purchase price for the three restaurants, the approximately $107,355 owed by the Hawkins Parties to the Checkers Parties in connection with the operation of ICF that was not offset by the $1,250,000 purchase price for Hawkins Group's interest in ICF, and an advance of $75,000 to the Hawkins Parties which was used primarily to pay closing costs related to the transaction. The note bears interest at a floating rate which is the lesser of 10.5% or .25% above the current borrowing rate of the Company under its primary credit facility. Interest only is payable for the first six months with principal and interest being payable thereafter based on a 15 year amortization rate with the final payment of principal and interest due on August 15, 2002. The note is secured by a pledge of all the assets sold. Royalty fees for the three restaurants are at standard rates provided that the Company will receive an additional royalty fee of 4% on all sales in excess of $1,800,000 per Restaurant.

      The Hawkins Parties were granted development rights for restaurants in certain defined areas of Baltimore, Maryland, Washington, D.C., Bronx, New York, and Harlem, New York, as well as a right of first refusal for certain territories in California and Virginia. Franchise fees and royalty rates for all restaurants developed under such development rights will be at standard rates provided that the Company will receive an additional royalty fee of 4% on all sales in excess of $1,800,000 per Restaurant.

      In February 1995, the Company entered into two separate unit franchise agreements for the operation of two restaurants in North Carolina, with GNB, Inc., a corporation owned by George W. Cook, Norma Cook and Michael Perez, his wife and her son, which agreements provided for payment to the Company of the standard royalty fee. The restaurants were existing restaurants purchased by Mr. Cook from the prior franchisee, and the agreements provide for the franchise fee to be waived. In connection with the transaction, Mr. Cook executed a continuing guaranty, which guaranty provides for the personal guaranty of Mr. Cook of all obligations of the franchisee under the franchise agreement. Total royalty fees received by the Company in fiscal years ended January 1, 1996 and December 31, 1996 pursuant these agreements were $37,295 and $47,965, respectively.

      The Company incurred approximately $105,000 and $334,000, respectively, of expenses for services provided by the law firm of MacFarlane Ausley Ferguson & McMullen in 1995 and 1994, respectively. The firm continues to provide legal services to the Company. Harry S. Cline, a Director of the Company from 1991 until June 1996, is a partner in the firm.

      In July 1993, the Company entered into an Area Development Agreement with New Iberia Drive-In, Inc. ("New Iberia"), a corporation in which the cousin of Herbert G. Brown, a Director of the Company until April 1996, was the sole shareholder. The Agreement was transferred in November 1993 from New Iberia to Walker-LA Louisiana Partnership, a Louisiana general partnership in which that cousin and Mr. Brown's son-in-law each hold a 50% ownership interest. The Agreement provides for the payment to the Company of the standard development fee, a standard franchise fee per Restaurant and payment of standard royalty fees. Six unit franchise agreements have been granted pursuant to the Agreement in the names of various entities in which the cousin and son-in-law each hold a 50% ownership interest. Total royalty fees received by the Company in fiscal years ended January 1, 1996 and December 30, 1996 pursuant to these unit franchises agreements were $193,582 and $187,165, respectively.

      In December 1993, the Company sold one of its restaurants in Ft. Lauderdale, Florida, to Dania-Auger, Inc., a Florida corporation in which the father-in-law of Jared D. Brown, formerly a beneficial owner of more than 5% of the Common Stock and a Director of the Company until June 1996, is the principal officer and stockholder. The sales price was $905,000 and the Company received $705,000 in cash and a promissory note for $200,000. A gain of approximately $470,000 was recognized by the Company. The term of the promissory note was for two years bearing interest at prime + 2% with interest only payments due quarterly and one balloon principal payment due on or before December 31, 1995. Dania-Auger is currently negotiating for the sale of the Restaurant to another franchisee. The Company agreed to extend the term of the note to the earlier of May 31, 1996 or the date the restaurant is sold. The note, which remains outstanding, is secured by property in Broward County, Florida. Total royalty fees received by the Company in fiscal years ended January 1, 1996 and December 30, 1996 pursuant to the unit franchise agreement for the Restaurant were $31,378 and $24,652, respectively.

      In January 1992, the Company entered into a unit franchise agreement for the operation of a single Restaurant in the Clearwater, Florida area with George
W. Cook, Norma Cook and Michael Perez, his wife and her son, which agreement provided for payment to the Company of a standard $25,000 franchise fee and a standard royalty fee of 4% of sales. In connection with the transaction, Mr. Cook and Mr. Perez executed a continuing guaranty, which guaranty provides for the personal guaranty of each of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received in royalty fees by the Company in fiscal years ended January 1, 1996 and December 30, 1996 pursuant to the unit franchise agreement were $37,461 and $23,674, respectively.

      In September 1991, the Company entered into a unit franchise agreement for the operation of a single Restaurant in Dania, Florida, with Dania-Auger, Inc., a Florida corporation in which Paul Auger is the principal officer and stockholder, the father-in-law of Jared D. Brown. The unit franchise agreement provided for payment to the Company of a standard $25,000 franchise fee and a standard royalty fee of 4% of sales. In connection with the transaction, Mr. Auger and his wife, Donna Auger, executed a continuing guaranty, which guaranty provides for the personal guaranty of both of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received in royalty fees by the Company in fiscal years ended January 1, 1996 and December 30, 1996 pursuant to the unit franchise agreement were $31,286 and $26,584, respectively.

      In March 1990, a general partnership was formed between the Company (50% interest) and GNC Investments, Inc. (50% interest), a Florida corporation ("GNC") in which George W. Cook is the principal officer and stockholder, for the purpose of owning and operating a joint venture Restaurant in Clearwater, Florida. The term of the partnership agreement was for 30 years unless sooner terminated by the affirmative vote of a majority of the partners. The Company was required to operate the Restaurant and was entitled to receive a royalty fee of 2% of sales. In the event of the death of George W. Cook, the partnership was required to pay the Company a management fee of 2.5% and a royalty fee of 4%, respectively, of sales. On December 31, 1993, the Company sold its 50% partnership interest to GNC for $422,000 and recognized a gain of $200,218. GNC assumed all liabilities of the Company for any partnership obligations, and entered into a standard form unit franchise agreement with the Company. A Management Agreement was signed on December 31, 1993, between the Company and GNC whereby the Company agreed to manage the operations of the Restaurant until the earlier of such date that GNC has hired a management team for such Restaurant or April 30, 1994. GNC reimbursed the Company for all of its out-of-pocket expenses in managing and operating the Restaurant during such period. On January 1, 1996, the Company leased the Restaurant and subleased the underlying real property from GNC for a combined monthly rental of $3,000. Total sums received by the Company in fiscal years ended January 1, 1996 and December 30, 1996 pursuant to the unit franchise agreement were $14,082 and $2,285 in royalty fees, respectively.

      In May 1989 and March 1990, the Company entered into joint ventures (50% interest) and a Florida corporation (50% interest) owned 100% and equally by Donna M. Brown- McMullen and her husband Thomas W. McMullen. The joint ventures own and operate Checkers Drive-In Restaurants (hereinafter "Restaurants") in Clearwater, Florida. The term of each agreement is for 30 years unless sooner terminated by the affirmative vote of a majority of the partners. The Company is required to operate the Restaurants and is entitled to receive royalty fees of 2% and 4% and a management fee of 2.5% and 0% of sales, respectively. The partnership agreement contains certain restrictions on transfer of partnership interests and rights of first refusal in favor of each of the partners. Total fees received by the Company from the partnership in fiscal years ended January 1, 1996 and December 30, 1996 were $102,835 and $43,882, respectively. Donna M. Brown-McMullen is the daughter of Herbert G. Brown.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 1997                          CHECKERS DRIVE-IN
                                               RESTAURANTS, INC.



                                               By: /s/ Joseph N. Stein
                                                  ------------------------------
                                                     Joseph N. Stein
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer