Form 10-Q
period 1997-03-24
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-05-06
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 24, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 60,540,409 shares of Common Stock, par value $.001 per share, outstanding as of April 30, 1997.

       This document contains 25 pages. Exhibit Index appears at page 24.

                                TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION                                            PAGE

Item 1     Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets
                March 24, 1997 and December 30, 1996..........................3
              Condensed Consolidated Statements of Operations
                Quarter ended March 24, 1997 and March 25, 1996...............5
              Condensed Consolidated Statements of Cash Flows
                Quarter ended March 24, 1997 and March 25, 1996...............6
              Notes to Consolidated Financial Statements......................7

Item 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................12



PART II    OTHER INFORMATION

Item 1     Legal Proceedings.................................................20

Item 2     Changes in Securities.............................................21

Item 3     Defaults Upon Senior Securities...................................21

Item 4     Submission of Matters to a Vote of Security Holders ..............21

Item 5     Other Information.................................................21

Item 6     Exhibits and Reports on Form 8-K..................................22

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                          CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                                         ASSETS

                                                                          (Unaudited)
                                                                            March 24,   December 30,
                                                                              1997          1996
                                                                       -----------------------------
Current Assets:

Cash and cash equivalents:
     Restricted                                                             $   1,859      $   1,505
     Unrestricted                                                               1,592          1,551
Accounts receivable                                                             1,900          1,544
Notes receivable                                                                  362            214
Inventory                                                                       2,004          2,261
Property and equipment held for sale                                            6,143          7,608
Income taxes receivable                                                         3,378          3,514
Deferred loan costs                                                             1,854          2,452
Prepaid expenses and other current assets                                         464            306
                                                                       -----------------------------
       Total current assets                                                    19,556         20,955


Property and equipment, at cost, net of accumulated depreciation
    and amortization                                                           95,465         98,188
Intangibles, net of accumulated amortization                                   12,050         12,284
Deferred loan costs - less current portion                                      2,327          3,900
Deposits and other non-current assets                                             677            783
                                                                       -----------------------------
                                                                            $ 130,075      $ 136,110
                                                                      ==============================

7






























See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               (Unaudited)
                                                                                 March 24,        December 30,
                                                                                   1997              1996
                                                                             ----------------------------------
Current Liabilities:

Short term debt                                                              $          --         $    2,500
Current installments of long-term debt                                               7,662              9,589
Accounts payable                                                                     8,354             15,142
Accrued wages, salaries and benefits                                                 2,238              2,528
Reserves for restructuring, restaurant relocations and abandoned sites               3,688              3,800
Other Accrued liabilities                                                           12,525             13,784
Deferred income                                                                        377                337
                                                                             ----------------------------------
       Total current liabilities                                                    34,844             47,680


Long-term debt, less current installments                                           32,020             39,906
Deferred franchise fee income                                                          486                466
Minority interests in joint ventures                                                 1,373              1,455
Other noncurrent liabilities                                                         6,743              6,263
                                                                             ----------------------------------
       Total liabilities                                                            75,466             95,770


Stockholders' Equity:

Preferred stock, $.001 par value, authorized 2,000,000 shares, issued and
    outstanding 87,719 at March 24, 1997 (none at December 30, 1996)                     0                 --
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 60,540,409 at March 24, 1997 and 51,768,480 at
    December 30, 1996                                                                   61                 52
Additional paid-in capital                                                         109,780             90,339
Warrants to be issued in settlement of litigation                                    9,463              9,463
Retained earnings                                                                  (64,295)           (59,114)
                                                                             ----------------------------------
                                                                                    55,009             40,740
Less treasury stock, at cost, 578,904 shares                                           400                400
                                                                             ----------------------------------
       Net stockholders' equity                                                     54,609             40,340
                                                                             ----------------------------------
                                                                             $     130,075         $  136,110
                                                                             ==================================























See Notes to Condensed Consolidated Financial Statements

                     CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share amounts)
                                 (UNAUDITED)



                                                             Quarter Ended

                                                        March 24,     March 25,
                                                          1997           1996
                                                   -----------------------------

REVENUES:

Net restaurant sales                                    $  32,448     $  36,209
Franchise revenues and fees                                 1,612         2,099
Modular restaurant packages                                    97           115
                                                   -----------------------------
Total revenues                                             34,157        38,423
                                                   -----------------------------

COSTS AND EXPENSES:

Restaurant food and paper costs                            11,105        12,383
Restaurant labor costs                                     11,338        12,451
Restaurant occupancy expense                                2,725         2,663
Restaurant depreciation and amortization                    1,928         2,002
Advertising expense                                         1,645           861
Other restaurant operating expense                          3,246         2,820
Costs of modular restaurant package revenues                   76           349
Other depreciation and amortization                           519           794
General and administrative expenses                         3,393         3,385
                                                   -----------------------------
    Total costs and expenses                               35,975        37,708
                                                   -----------------------------
    Operating (loss) income                                (1,818)          715
                                                   -----------------------------

OTHER INCOME (EXPENSE):

Interest income                                                78           156
Interest expense                                           (1,342)       (1,217)
Interest - loan cost amortization                          (2,170)          (35)
                                                   -----------------------------
  Loss before minority interests and income
     tax expense (benefit)                                 (5,252)         (381)
Minority interests                                            (71)           26
                                                   -----------------------------
Loss before income tax benefit                             (5,181)         (407)
Income tax benefit                                             --          (155)
                                                   -----------------------------
  Net loss                                              $  (5,181)      $  (252)
                                                   =============================

Net loss per common share                               $   (0.09)      $ (0.00)
                                                   =============================
Weighted average number of common shares
outstanding                                                55,110        51,528
                                                   =============================

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                Quarter Ended

                                                                       March 24, 1997     March 25, 1996
                                                                  -------------------------------------------
Cash flows from operating activities:

Net loss                                                                $    (5,181)       $      (252)
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities:
      Depreciation and amortization                                           2,448              2,796
      Deferred loan cost amortization                                         2,170                 35
      Provision for bad debt                                                     90                 66
      (Gain) loss on sale of property & equipment                                (4)                79
     Minority interests in (losses) earnings                                    (71)                26
Change in assets and liabilities:
     Increase in receivables                                                   (445)              (468)
     Decrease in notes receivable                                                31                  3
     Decrease, (Increase) in inventory                                          257                (58)
     (Increase), Decrease in costs and earnings in excess of
        billings on uncompleted contracts                                       (37)                46
     Decrease, (Increase) in income taxes receivable                            136               (764)
     Increase in prepaid expenses and other                                    (136)              (498)
     (Increase), Decrease in deferred income tax assets                          --                671
     Decrease, (Increase) in deposits and other noncurrent assets               106                (43)
     (Decrease), Increase in accounts payable                                (6,687)               129
     (Decrease), Increase in accrued liabilities                             (1,392)               696
     Increase, (Decrease) in deferred income                                     60               (345)
                                                                  --------------------------------------
       Net cash (used in) provided by operating activities                   (8,655)             2,119

Cash flows from investing activities:

Capital expenditures                                                           (291)            (1,435)
Proceeds from sale of assets                                                  2,214                825
                                                                  --------------------------------------
       Net cash provided by (used in) investing activities                    1,923              (610)
                                                                  --------------------------------------
Cash flows from financing activities:

Repayments on short term debt                                                (2,500)                --
Principal payments on long-term debt                                         (9,813)            (1,291)
Net proceeds from private placement                                          19,450                 --
Proceeds from investment by minority interests                                   --                285
Distributions to minority interests                                             (10)               (30)
                                                                  --------------------------------------
       Net cash provided by (used in) financing activities                    7,127             (1,036)
                                                                  --------------------------------------
       Net increase in cash                                                     395                473
Cash at beginning of period                                                   3,056              3,364
                                                                  --------------------------------------
Cash at end of period                                                     $   3,451         $    3,837
                                                                  ======================================

Supplemental disclosures of cash flow information --
        Interest paid                                                     $   1,540          $   1,314
                                                                  ======================================


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 24, 1997, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 1997. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 30, 1996. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 30, 1996 consolidated financial statements. As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a year which will end on the Monday closest to December 31. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(B) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At March 24, 1997, there were 477 Checkers Restaurants operating in 23 different states, the District of Columbia, and Puerto Rico. Of those Restaurants, 232 were Company-operated (including thirteen joint ventures) and 245 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

            The consolidated financial statements also include the accounts of all of the Company's subsidiaries, including Champion Modular Restaurant Company, Inc. ("Champion"). Champion manufactures Modular Restaurant Packages ("MRP's") primarily for the Company and franchisees. Effective February 15, 1994, Champion was merged into the Company and is currently operated as a division. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests.

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

(E) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees, and receivables from the sale of modular restaurant packages. Allowances for doubtful receivables were $1.8 million at March 24, 1997 and $2.2 million at December 30, 1996.

(F) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(G) DEFERRED LOAN COSTS - Deferred loan costs incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Note 2) are being amortized on the effective interest method.

(H) PROPERTY AND EQUIPMENT - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment under capital leases
                                        7
are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

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

(K) INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 4).

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

(M) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of March 24, 1997 and December 30, 1996, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

(N) RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.


NOTE 2      LONG-TERM DEBT

Long-term debt consists of the following:
(Dollars in thousands)

                                                                                   March 24,    December 30,
                                                                                     1997            1996
                                                                               -------------------------------
Notes payable under Loan Agreement                                                 $  26,734      $   35,818
Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 15.83%, payable monthly            8,269           8,963
Unsecured notes payable, bearing interest at rates ranging from prime to 12%           3,481           3,481
Other                                                                                  1,198           1,233
                                                                               -------------------------------

Total long-term debt                                                                  39,682          49,495
Less current installments                                                              7,662           9,589
                                                                               -------------------------------
Long-term debt, less current installments                                         $   32,020      $   39,906
                                                                               ===============================

                                        8

            On July 29, 1996, the debt under the Company's prior bank loan agreement (the "Loan Agreement") and credit line ("Credit Line") was acquired from a bank group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). The Company and DDJ began negotiations for restructuring of the debt. On November 14, 1996, and prior to consummation of a formal debt restructuring with DDJ, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Casa Bonita, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware, a wholly-owned subsidiary of Giant Group, Ltd., which is a controlling shareholder of Rally's Hamburgers, Inc. Waivers of all defaults under the Loan Agreement and Credit Line were granted through November 22, 1996, to provide a period of time during which the Company and the CKE Group could negotiate an agreement on debt restructuring.

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of March 24, 1997, the Company reduced the principal balance under the Restated Credit Agreement by $9.1 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

            The Company has outstanding promissory notes in the aggregate principal amount of $4.6 million (the "Notes") payable to Rall-Folks, Inc., Restaurant Development Group, Inc. and Nashville Twin Drive-Through Partners, L.P. The Company had agreed to acquire the Notes in consideration of the issuance of an aggregate of approximately 4,000,000 shares of Common Stock pursuant to purchase agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued will be determined by the market price of the Company's stock. The Company was not able to consummate these transactions as scheduled. All three of the Notes are now past due and management is attempting to negotiate new terms for the repayment. The Company does not currently have sufficient cash available to pay one or more of these notes if required to do so.

NOTE 3:       PRIVATE PLACEMENT

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

            The Private Placement purchase agreement requires that the Company submit to its shareholders for vote at its 1997 Annual Shareholders' Meeting the conversion of the Preferred Stock into 8,771,900 shares of the Company's common stock. If the shareholders do not vote in favor of the conversion, the Preferred Stock will remain outstanding with the rights and preferences set forth in the Certificate of Designation of Series A Preferred Stock of the Company (the "Certificate", a copy of which is an Exhibit hereto), including (i) a dividend preference, (ii) a voting preference, (iii) a liquidation preference and (iv) a redemption requirement. If the conversion of the Preferred Stock into common stock is not approved by the Company's shareholders at the 1997 Annual Meeting, the Preferred Stock will have the right to receive cash dividends equal to $16.53 per share per annum payable on a quarterly basis beginning August 19, 1997. Such dividends are cumulative and must be paid in full prior to any dividends being declared or paid with respect to the Company's common stock. If the Company is in default with respect to any dividends on the Preferred Stock, then no cash dividends can be declared or paid with respect to the Company's common stock. If the Company fails to pay any two required dividends on the Preferred Stock, then the number of seats on the Company's Board of Directors will be increased by two and the holders of the Preferred Stock will have the right, voting as a separate class, to elect the Directors to fill those two new seats, which new Directors will continue in office until the holders of the Preferred Stock have elected successors or the dividend default has been cured. In the event of any liquidation, dissolution or winding up, but not including any consolidation or merger of the Company, the holders of the Preferred Stock will be entitled to receive a liquidation preference of $114 per share plus any accrued but unpaid dividends (the "Liquidation Preference"). In the event the stockholders do not approve the conversion of the Preferred Stock and the Company subsequently completes a consolidation or merger and the result is a change in control of the Company, then each share of the Preferred Stock will be automatically redeemed for an amount equal to the Liquidation Preference. The Company is required to redeem the Preferred Stock for an amount equal to the Liquidation Preference on or before February 12, 1999. If the redemption does not occur as required, the dividend rate will increase from $16.53 per share to $20.52 per share. Additionally, if there are not then Directors serving which were elected by the holders of the Preferred Stock, the number of directors constituting the Company's Board of Directors will be increased by two and the holders of the Preferred Stock voting as a class will be entitled to elect the Directors to fill the created vacancies.

NOTE 4:     STOCK OPTION PLANS

            In August 1991, the Company adopted a stock option plan for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. An option may vest immediately as of the date of grant and no option will be exercisable after ten years from the date of the grant. All options expire no later than 10 years from the date of grant. The Company has reserved 3,500,000 shares for issuance under the plan. In 1994, the Company adopted a stock option plan for non-employee directors, which provides for the automatic grant to each non-employee director upon election to the Board of Directors of a non-qualified, ten-year option to acquire 12,000 shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire an additional 3,000 shares of common stock. The Company has reserved 200,000 shares for issuance under this plan. All such options have an exercise price equal to the closing sale price of the common stock on the date of grant. One- fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. The plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of the grant. In August 1994, employees granted $11.50, $11.63, $12.33 and $19.00 options were given the opportunity to forfeit those options and be granted an option to purchase a share at $5.13 for every two option shares retired. As a result of this offer, options for 662,228 shares were forfeited in return for options for 331,114 shares at $5.13 per share.

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

            During the quarter ended March 24, 1997, the Company granted 285,000 options pursuant to the terms of the 1991 Employee Stock Option Plan referenced above. In addition, the Company granted options to purchase a total of 500,000 shares of its common stock as part of compensation packages for two new executive officers, which options were not granted pursuant to the terms of the 1991 Employee Stock Option Plan.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in fiscal 1996 and the first quarter of 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced by approximately $1.4 million and $680 thousand, respectively, on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and the first quarter of fiscal 1997, respectively: dividend yield of zero percent for both periods; expected volatility of 64 and 81 percent, risk-free interest rates of
6.5 and 6.0 percent, and expected lives of 3.5 and 2 years, respectively. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.



NOTE 5:     INCOME TAXES

            The Company recorded income tax benefits of $2.0 million for the quarter ended March 24, 1997 and $155 thousand for the quarter ended March 25, 1996, or 38.0% of the losses before income taxes. The Company then recorded a valuation allowance of $2.0 million against deferred income tax assets as of March 24, 1997. The Company's total valuation allowances of $28.8 million as of March 24, 1997, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.


NOTE 6:     SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Company commenced operations on August 1, 1987, to operate and franchise Checkers double drive-thru Restaurants. As of March 24, 1997, the Company had an ownership interest in 232 Company-operated Restaurants and an additional 245 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of March 24, 1997, there were 218 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of March 24, 1997, there were 14 such Joint Venture Restaurants). (See "Business Restaurant Operations - Joint Venture Restaurants" in Item 1 of this Report.)

            The Company has begun to see the positive effects of aggressive programs implemented at the beginning of fiscal 1997 that are designed to improve food, paper and labor costs. These costs totalled 69.2% of net restaurant revenues in the first quarter of 1997, compared to 65.6%, 69.3%, 73.3% and 75.9% of net restaurant revenues in the first, second, third and fourth quarters of fiscal 1996, despite an 8.8% decrease in Company owned same store sales in the first quarter of 1997 as compared to the first quarter of the prior year. Even more significantly, the costs of sales trended downward during each of the three four week periods of the first quarter of fiscal 1997. We expect to see further reductions in the cost of sales percentage in the second quarter of 1997. Although the Company's operating margins for the first quarter of 1997 were better than the annualized margins for fiscal year 1996, the Company intends to continue to implement programs to further improve those margins. However, since Company owned average Restaurant sales for the first quarter of 1997 decreased 8.8% from comparable Company owned average Restaurant sales in the first quarter of 1996, the Company is also devising programs intended to improve sales. Plans are being developed to test a new marketing strategy in July 1997 in one or two of our regions. On a current basis, new product introduction and fresh advertising campaigns, along with a continued focus on guest service, are all part of the Company's sales improvement programs.

            As of March 1996, the Company had 53 Company and franchise Restaurants testing its proprietary L.A. Mex Mexican brand. Although initial sales were encouraging, the sales increases resulted in little or no contribution to the profitability of the test units. Additionally, speed of service was adversely impacted by the addition of the L.A. Mex products. As a result, the Company closed a majority of the tests in early fiscal 1997.

            In February 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $20 million in proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

            Significant management changes have occurred since the end of fiscal year 1996. On January 6, 1997, Richard E. Fortman was elected to serve as President and Chief Operating Officer of the Company and Joseph N. Stein was elected to serve as Executive Vice President and Chief Administrative Officer of the Company. Effective January 21, 1997, Michael E. Dew resigned as Vice
President of Company Operations. Effective that same date, Michael T. Welch, Vice President of Operations, Marketing, Restaurant Support Services and
Research & Development assumed the additional duties of Vice President of Company Operations. On January 24, 1997, James T. Holder, Chief Financial Officer and Secretary of the Company was promoted to Senior Vice President, General Counsel and Secretary of the Company and Joseph N. Stein assumed the additional duties of Chief Financial Officer. Mr. Fortman brings over 27 years of experience in the operation of quick service restaurants to the Company.

            In the first quarter of fiscal 1997, the Company, along with its franchisees, experienced a net reduction of one (1) operating Restaurant, compared to a net increase of two (2) operating Restaurants in the first quarter of fiscal 1996. Based on information obtained from the Company's franchisees, in 1997, the franchise community expects to open approximately 30 new units. The Company does not currently expect significant further Restaurant closures, choosing instead to focus on improving Restaurant margins. The Company's franchisees as a whole continue to experience higher average per store sales than Company Restaurants.

            This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional effort; adverse publicity;
availability, changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.

RESULTS OF OPERATIONS

            The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected restaurant operating data.
                                                            Quarter Ended
                                                             (Unaudited)
                                                    ---------------------------
                                                        March 24,    March 25,
                                                          1997         1996
                                                    ---------------------------
Revenues:
    Net restaurant sales                                    95.0%        94.2%
    Franchise revenues and fees                              4.7%         5.5%
    Modular restaurant packages                              0.3%         0.3%
                                                    ---------------------------

          Total revenue                                      100%         100%

Costs and Expenses:
    Restaurant food and paper costs (1)                     34.2%        34.2%
    Restaurant labor costs (1)                              34.9%        34.4%
    Restaurant occupancy expense (1)                         8.4%         7.4%
    Restaurant depreciation and amortization (1)             5.9%         5.5%
    Advertising expense (1)                                  5.1%         2.4%
    Other restaurant operating expense (1)                  10.0%         7.8%
    Costs of modular restaurant package revenues(2)         77.7%       304.5%
    Other depreciation and amortization                      1.5%         2.1%
    Selling, general and administrative expense              9.9%         8.8%
                                                    ---------------------------
           Operating (loss) income                          (5.3%)        1.9%
                                                    ---------------------------
Other income (expense):
    Interest income                                          0.2%         0.4%
    Interest expense                                        (3.9%)       (3.2%)
    Interest - loan cost amortization                       (6.4%)       (0.1%)
    Minority interests                                       0.2%        (0.1%)
                                                    ---------------------------
       Loss before income tax benefit                      (15.2%)       (1.1%)
    Income tax expense (benefit)                             0.0%        (0.4%)
                                                    ---------------------------
       Net loss                                            (15.2%)       (0.7%)
                                                    ===========================
Operating data:
    System-wide restaurant sales (in 000's):
       Company-operated                                 $  32,448    $  36,209
       Franchised                                          39,598       41,292
                                                    ---------------------------
             Total                                      $  72,046    $  77,501
                                                    ===========================

Average annual net sales per restaurant open for a full year (in 000's) (3):

                                                       1997          1996
                                               ----------------------------

 Company-operated                                       $634          $693
    Franchised                                          $767          $793
    System-wide                                         $699          $742
                                               ----------------------------
Number of Restaurants (4)
    Company-operated                                     232           247
    Franchised                                           245           254
                                               ----------------------------
         Total                                           477           501
                                               ============================

(1)  As a percent of net restaurant sales.
(2)  As a percent of Modular restaurant package revenues.
(3) Includes sales of Restaurants open for entire trailing 13 period year including stores expected to be closed in the following year.
(4)  Number of Restaurants open at end of period.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED MARCH 24, 1997 AND QUARTER ENDED MARCH 25, 1996

            REVENUES. Total revenues decreased 11.1% to $34.2 million for the quarter ended March 24, 1997, compared to $38.4 million for the quarter ended March 25, 1996. Company-operated net restaurant sales decreased 10.4% to $32.4 million for the quarter ended March 24, 1997, from $36.2 million for the quarter ended March 25, 1996. Net restaurant sales for comparable Company-owned Restaurants for the quarter ended March 24, 1997, decreased 8.8% compared to the quarter ended March 25, 1996. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These decreases in net restaurant sales and comparable net restaurant sales are primarily attributable to fewer discounting and television promotions in the first quarter of 1997 and the Company's 1997 focus on cutting costs and developing a new advertising campaign for the remainder of 1997.

            Franchise revenues and fees decreased 23.2% to $1.6 million for the quarter ended March 24, 1997, from $2.1 million for the quarter ended March 25, 1996. This was a result of a net reduction of nine franchised restaurants since March 25, 1996, and opening fewer franchised Restaurants during the quarter ended March 24, 1997, than in the first quarter of 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular restaurant package revenues decreased 15.2% to $97 thousand for the quarter ended March 24, 1997, from $115 thousand for the quarter ended March 25, 1996. Modular restaurant package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $11.1 million or 34.2% of net Restaurant sales for the quarter ended March 24, 1997, compared to $12.4 million or 34.2% of net restaurant sales for the quarter ended March 25, 1996. The actual decrease in food and paper costs was due primarily to the decrease in net restaurant sales.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $11.3 million or 34.9% of net restaurant sales for the quarter ended March 24, 1997, compared to $12.5 million or 34.4% of net restaurant sales for the quarter ended March 25, 1996. The increase in restaurant labor costs as a percentage of net restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these costs and the increase in the federal minimum wage rate.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.7 million or 8.4% of net restaurant sales for the quarter ended March 24, 1997, compared to $2.7 million or 7.4% of net restaurant sales for the quarter ended March 25, 1996. This increase in restaurant occupancy costs as a percentage of net restaurant sales was due primarily to the decline in average gross restaurant sales relative to the fixed and semi-variable nature of these expenses and the acquisition of interests in 12 Restaurants in the high cost Chicago market in the second quarter of 1996.

            Restaurant depreciation and amortization decreased 3.7% to $1.9 million for the quarter ended March 24, 1997, from $2.0 million for the quarter ended March 25, 1996, due primarily to fourth quarter 1996 impairments under the Statement of Financial Accounting Standards No. 121 and a net decrease of 15 Company-operated restaurants from March 25, 1996, to March 24, 1997.

            Advertising expense increased to $1.6 million or 5.1% of net restaurant sales for the quarter ended March 24, 1997, from $862 thousand or 2.4% of net restaurant sales for the quarter ended March 25, 1996. The increase in this expense was due to decreased utilization of coupons in lieu of advertising dollars in 1997 and the first quarter 1996 capitalization of television production costs that were later written off in 1996.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $3.2 million or 10.0% of net restaurant sales for the quarter ended March 24, 1997, compared to $2.8 million or 7.8% of gross restaurant sales for the quarter ended March 25, 1996. The increase in the quarter ended March 24, 1997, as a percentage of net restaurant sales was primarily related to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses. The increase in the actual expense by 15.1% was primarily due to certain one-time credits recorded in the first quarter of 1996.
                                       15

            Costs of modular restaurant package revenues totalled $75 thousand or 77.7% of modular restaurant package revenues for the quarter ended March 24, 1997, compared to $349 thousand or 304.5% of such revenues for the quarter ended March 25, 1996. The decrease in these expenses as a percentage of modular restaurant package revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

            General and administrative expenses were $3.4 million or 9.9% of total revenues, for the quarter ended March 24, 1997, compared to $3.4 million or 8.8% of total revenues for the quarter ended March 25, 1996.

            INTEREST EXPENSE. Interest expense increased to $1.3 million or 3.9% of total revenues for the quarter ended March 24, 1997, from $1.2 million or 3.2% of total revenues for the quarter ended March 25, 1996. This increase was due to an increase in the Company's effective interest rates since the first quarter of 1996, partially offset by a reduction in the weighted average balance of debt outstanding during the respective periods.

            INCOME TAX BENEFIT. Due to the loss for the quarter, the Company recorded an income tax benefit of $1,967,000 or 38.0% of the loss before income taxes which was completely offset by a deferred income tax valuation allowance of $1,967,000 for the quarter ended March 24, 1997, as compared to an income tax benefit of $155 thousand or 38.0% of earnings before income taxes for the quarter ended March 25, 1996. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. Earnings were significantly impacted by the expensing of $2.2 million in deferred loan costs in the quarter ended March 24, 1997, required as a result of principal payments of $9.1 million on the Company's primary credit facility. Net loss before tax and the deferred loan cost amortization was $3.0 million or $.05 per share for the quarter ended March 24, 1997, and $372,000 or $.01 per share for the quarter ended March 25, 1996, which resulted primarily from a decrease in the average net restaurant sales and margins, and a decrease in royalties and franchise fees.


LIQUIDITY AND CAPITAL RESOURCES


            On July 29, 1996, the debt under the Company's prior bank loan agreement (the "Loan Agreement") and credit line ("Credit Line") was acquired from a Bank Group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). On November 14, 1996, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Casa Bonita, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD., which is a controlling shareholder of Rally's Hamburgers, Inc.

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of March 24, 1997, the Company has reduced the principal balance under the Restated Credit Agreement by $9.1 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997.
                                         16

            The Company has outstanding promissory notes in the aggregate principal amount of $4.6 million (the "Notes") payable to Rall-Folks, Inc., Restaurant Development Group, Inc. and Nashville Twin Drive-Through Partners, L.P. The Company had agreed to acquire the Notes in consideration of the issuance of an aggregate of approximately 4,000,000 shares of Common Stock pursuant to purchase agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued will be determined by the market price of the Company's stock. All three of these transactions are complicated and have been disclosed in detail in prior filings, and copies of all of the agreements are on file with the Securities and Exchange Commission. The Company was not able to consummate these transactions as scheduled. All three of the Notes are now past due and management is attempting to negotiate new terms for the repayment. The Company does not currently have sufficient cash available to pay one or more of these notes if required to do so.

            The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1997.

            On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $20 million in proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

            The Private Placement purchase agreement requires that the Company submit to its shareholders for vote at its 1997 Annual Shareholders' Meeting the conversion of the Preferred Stock into 8,771,900 shares of the Company's common stock. If the shareholders do not vote in favor of the conversion, the Preferred Stock will remain outstanding with the rights and preferences set forth in the Certificate of Designation of Series A Preferred Stock of the Company (the "Certificate", a copy of which is an Exhibit hereto), including (i) a dividend preference, (ii) a voting preference, (iii) a liquidation preference and (iv) a redemption requirement. If the conversion of the Preferred Stock into common stock is not approved by the Company's shareholders at the 1997 Annual Meeting, the Preferred Stock will have the right to receive cash dividends equal to $16.53 per share per annum payable on a quarterly basis beginning August 19, 1997. Such dividends are cumulative and must be paid in full prior to any dividends being declared or paid with respect to the Company's common stock. If the Company is in default with respect to any dividends on the Preferred Stock, then no cash dividends can be declared or paid with respect to the Company's common stock. If the Company fails to pay any two required dividends on the Preferred Stock, then the number of seats on the Company's Board of Directors will be increased by two and the holders of the Preferred Stock will have the right, voting as a separate class, to elect the Directors to fill those two new seats, which new Directors will continue in office until the holders of the Preferred Stock have elected successors or the dividend default has been cured. In the event of any liquidation, dissolution or winding up, but not including any consolidation or merger of the Company, the holders of the Preferred Stock will be entitled to receive a liquidation preference of $114 per share plus any accrued but unpaid dividends (the "Liquidation Preference"). In the event the stockholders do not approve the conversion of the Preferred Stock and the Company subsequently completes a consolidation or merger and the result is a change in control of the Company, then each share of the Preferred Stock will be automatically redeemed for an amount equal to the Liquidation Preference. The Company is required to redeem the Preferred Stock for an amount equal to the Liquidation Preference on or before February 12, 1999. If the redemption does not occur as required, the dividend rate will increase from $16.53 per share to $20.52 per share. Additionally, if there are not then Directors serving which were elected by the holders of the Preferred Stock, the number of directors constituting the Company's Board of Directors will be increased by two and the holders of the Preferred Stock voting as a class will be entitled to elect the Directors to fill the created vacancies.

            In the fiscal year ended December 30, 1996, the Company raised approximately $1.8 million from the sale of various of its assets to third parties, including both personal and excess real property from closed or undeveloped Restaurant locations. Under the terms of the Loan Agreement and the Restated Credit Agreement, approximately 50% of those sales proceeds were utilized to reduce outstanding principal. The Company also received $3.5 million in connection with the reduction of a note receivable which funds were generally used to supplement working capital. As of December 30, 1996, the Company owns or leases approximately 47 parcels of excess real property which it intends to continue to aggressively market to third parties, and has an inventory of approximately 36 used MRP's which it intends to continue to aggressively market to franchisees and third parties. There can be no assurance that the Company will be successful in disposing of these assets, and 50% of the proceeds from the sale of excess real property must be used to reduce the principal balance under the Restated Credit Agreement.

            The Company has negative working capital of $15.3 million at March 24, 1997 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 85% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.

            The Company implemented aggressive programs at the beginning of fiscal year 1997 designed to improve food, paper and labor costs in the Restaurants. These costs totalled 69.2% of net restaurant revenues in the first quarter of 1997, compared to 72.1% of net restaurant revenues in fiscal 1996, despite an 8.8% decrease in Company owned same store sales in the first quarter of 1997 as compared to the first quarter of the prior year. The Company also reduced the corporate and regional staff by 32 employees in the beginning of fiscal year 1997. Overall, the Company believes fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations and the Private Placement should allow the Company to meet its financial obligations and to pay operating expenses in fiscal year 1997. The
Company must, however, also successfully consummate the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock. If the Company is unable to consummate one or more of those transactions, and if the Company is thereafter unable to reach some other arrangements with Rall Folks, RDG or NTDT, the Company may default under the terms of the Restated Credit Agreement. In that event, the Company would seek financing from one or more of its current lenders or other third parties to satisfy its obligations to Rall-Folks, RDG and NTDT, although no assurance can be given that the Company would be successful in those efforts.

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

            With respect to its Modular Restaurant Packages, the Company competes primarily on the basis of price and speed of construction with other modular construction companies as well as traditional construction companies, many of which have significantly greater resources than the Company.
                                       18

SFAS 121

            The Company must examine its assets for potential impairment where circumstances indicate that such impairment may exist, in accordance with Generally Accepted Accounting Principles and the Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). As a retailer, the Company believes such examination requires the operations and store level economics of individual restaurants be evaluated for potential impairment. The Company recorded significant write-downs of its assets in the fourth quarter of fiscal year 1995 and during fiscal year 1996 pursuant to SFAS 121. No assurance can be given that even an overall return to profitability will preclude the write-down of assets associated with the operation of an individual restaurant or restaurants in the future.


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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared
D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG Peat Marwick, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs seek to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and seek an unspecified amount of damages. Although the Company believes this lawsuit is unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims- made basis up to a total of $950,000. The Company has agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement is subject to the execution of an appropriate stipulation of settlement and other documentation as may be required or appropriate to obtain approval of the settlement by the Court, notice to the class of pendency of the action and proposed settlement, and final court approval of the settlements.

            GREENFELDER  ET AL. V. WHITE,  ,JR.,  ET AL. On August 10,  1995,  a
state  court  complaint  was filed in the  Circuit  Court of the Sixth  Judicial
Circuit for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-C1-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, a Checkers franchisee. The original complaint further alleged that Ms. Greenfelder and Powers Burgers were induced to enter into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original complaint alleged that the Company is liable for all damages caused to the plaintiffs as follows: damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress; $3,000,000 or the return of all monies invested by the plaintiffs in Checkers franchises in connection with the misrepresentation of claims; punitive damages; attorneys' fees; and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) motions to dismiss the plaintiff's complaint, as amended, including an order entered on February 14, 1997, which dismissed the plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the plaintiff's leave to file an amended pleading with respect to the remaining claims set forth in their amended complaint and an answer to the amended pleading has been filed and discovery is being conducted. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

            CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court counterclaim and third-party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC., AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE,, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action, filed by the Company in July 1995 against Mr. Gagne and Tampa Checkmate Food Services, Inc., a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. were induced into entering into various franchise agreements with and personal guarantees to the Company based upon misrepresentations by the Company. The counterclaim and third party complaint seeks damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Gagne in Checkers franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The counterclaim was dismissed by the court on January 26, 1996 with the right to amend. On February 12, 1996 the counterclaimants filed an amended counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The amended counterclaim seeks a judgement for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed an answer to the amended counterclaim and discovery is being conducted. The Company believes that this lawsuit is unfounded and without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


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



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

            27         Financial Data Schedule


(b)         Reports on 8-K:

            The following reports on Form 8-K were filed during the quarter covered by this report:



                  The Company filed a Report on Form 8-K with the Commission dated January 6, 1997, reporting under Item 5, the appointments of Richard E. Fortman as president and chief operating officer and Joseph N. Stein as executive president and chief administrative officer of the Company.


                  The Company filed a Report on Form 8-K with the Commission dated January 24, 1997, reporting under Item 5, the preliminary results for the fourth quarter of fiscal 1996, the appointments of James T. Holder as senior vice president and general counsel, Joseph N. Stein to the additional role of chief financial officer and Michael T. Welch as vice president of operations of the Company. The Company also announced that it was continuing to work on the $20 million private placement of the Company's stock.


                  The Company filed a Report on Form 8-K with the Commission dated February 19, 1997, reporting under Item 5, the Company's receipt of $20 million in a private placement of the Company's common stock and Series A preferred stock.

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




                                     Checkers Drive-In Restaurants, Inc.
                                     -----------------------------------
                                                 (Registrant)


Date:   May 5, 1997







                                     By: /s/ Joseph N. Stein
                                     -----------------------------------------
                                     Joseph N. Stein
                                     Executive Vice President, Chief Financial
                                     Officer and Chief Accounting Officer

                            March 24, 1997 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX







  Exhibit #      Exhibit Description
  ---------      -------------------


      27         Financial Data Schedule (included in electronic filing only).