Form 10-K/A
period 1996-12-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-06-13
CIK 879554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________
                                FORM 10-K/A NO. 2

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 30, 1996     Commission file number 0-19649



                       Checkers Drive-In Restaurants, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                 58-1654960
        ------------------------------                 ------------------
       (State or other jurisdiction of                  (I.R.S. employer
        incorporation or organization)                 identification no.)


      600 Cleveland Street, Eighth Floor                   34617-1079
      ----------------------------------                   ----------
       (Address of principal offices)                      (Zip Code)



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
____________



      (1)   Member of the Audit Committee.
      (2)   Member of the Compensation Committee and the Stock Option Committee.

      C. Thomas Thompson has served as a Director of the Company since November 1996 and as Chief Executive Officer and Vice Chairman of the Board of Directors of the Company since December 1996. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE Restaurants, Inc. ("CKE"), since October 1994. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Rally's Hamburgers, Inc. ("Rally's").

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

      William P. Foley, II has served as a Director of the Company since November 1996. Mr. Foley has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE and is a director of Micro General Corporation, Rally's and Data Works Corporation.

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

                              Common Stock             Series A Preferred Stock
                              -------------            -------------------------
                           Number of      Percent of    Number of     Percent of
        Name               Shares(1)      Class (2)     Shares(1)      Class(3)
        ----               ---------      ---------     ---------      --------
C. Thomas Thompson         210,419(4)       *                219          *

James T. Holder            123,291(5)       *                 -           -

Michael T. Welch            23,333(6)       *                 -           -

Albert J. DiMarco          300,000(7)       *                 -           -

Anthony L. Austin            - 0 -          -                 -           -

Terry N. Christensen        21,929          *                219          *

Frederick E. Fisher          5,800(8)       *                 -           -

William P. Foley, II     1,073,998(9)      1.7%            2,192(12)     2.5%

Andrew H. Hines, Jr.        10,800(10)      *                 -           -

Clarence V. McKee            3,400          *                 -           -

All Directors and
executive officers
as a group
(12 persons)             2,342,631(13)     3.7%

Name and Address of
-------------------
5% Beneficial Owner
-------------------

CKE Restaurants, Inc.
1700 N. Harbor Blvd.
Anaheim,  California
92801                  13,512,727(11)
____________
*    Less than 1%

(1) Based upon information furnished to the Company by the named persons and information contained in filings with the SEC. Under the rules of the SEC, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their respective shares.
(2) Based on 60,749,933 shares of Common Stock outstanding as of April 11, 1997. Shares of Common Stock subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of class of the persons holding such options or warrants but are not deemed outstanding for computing the percentage of class for any other person.
(3) Based on 87,719 shares of Series A Preferred Stock outstanding as of April 11, 1997.
(4) Includes 160,000 shares subject to options and 28,490 shares subject to warrants exercisable on or prior to June 10, 1997.

(5)  Shares subject to stock options exercisable on or prior to June 10, 1997
(6)  Shares subject to stock options exercisable on or prior to June 10, 1997
(7)  Shares subject to stock options exercisable on or prior to June 10, 1997
(8)  Shares  subject to stock options  exercisable  on or prior to June 10, 1997
(9) Includes 854,700 Shares subject to warrants exercisable prior to June 10, 1997; but excludes 438,596 shares held by Fidelity and 2,108,262 shares subject to exercisable warrants held by Fidelity and 6,162,299 shares held by CKE and 7,350,428 shares subject to warrants exercisable prior to June 10, 1997 held by CKE, all as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity and CKE, and he owns 20.3% of the outstanding common stock of Fidelity. A limited partnership whose general partner is controlled by Mr. Foley owns 15.8% of the outstanding common stock of CKE, and Fidelity owns 2.2% of the outstanding common stock of CKE. Mr. Foley may be deemed to be a controlling person of CKE and Fidelity.
(10) Includes 7,800 shares subject to stock options exercisable on or prior to June 10, 1997
(11) Includes 7,350,428 shares subject to warrants exercisable on or prior to June 10, 1997
(12) Excludes 4,385 shares held by Fidelity National Financial, Inc. and 61,636 shares held by CKE Restaurants, Inc., all as to which Mr. Foley disclaims beneficial ownership. (See Note 9).
(13) Includes 548,561 shares subject to stock options exercisable on or prior to June 10, 1997, for other executive officers not listed above.

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

TRANSACTIONS IN WHICH CURRENT AFFILIATED PARTIES MAY HAVE AN INTEREST

      On November 22, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with CKE, as agent of the various lenders named therein (the "Lenders"). The Lenders include CKE, Fidelity, C. Thomas Thompson, William P. Foley, II and KCC Delaware Company ("KCC"), a wholly owned subsidiary of GIANT. Pursuant to the Restated Credit Agreement, the Company's primary debt aggregat- ing approximately $35.8 million principal amount, which had been acquired by the Lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 31, 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $4.0 million in restructuring fees and charges. In connection with the restructuring, the Company issued to the Lenders warrants to purchase an aggregate of 20 million shares of Common Stock at an exercise price of $0.75 per share, the approximate market price of the Common Stock on the day prior to the announcement of the acquisition of the Company's debt by the Lenders. The Lenders specified above received warrants in the following amounts:
CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490; William P. Foley, II, 854,700 and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of Common Stock underlying their warrants.

      On February 19, 1997, the Company received $20 million in consideration for issuing an aggregate of 8,771,929 shares of Common Stock and 87,719 shares of Series A Preferred in a private placement. The per share purchase price for the Common Stock was $1.14, based upon the closing price ($1.34) of the Common Stock on December 16, 1996, the day prior to the approval of the transaction by the Board of Directors, less a discount for the fact that such shares are not freely transferable for a one-year period. The purchasers in the private placement included: CKE (6,162,299 shares of Common Stock and 61,636 shares of Series A Preferred Stock); Fidelity (438,596 shares of Common Stock and 4,385 shares of Series A Preferred Stock); C. Thomas Thompson (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); Terry N. Christensen (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); and William
P. Foley, II (219,298 shares of Common Stock and 2,192 shares of Series A Preferred Stock). The purchasers in the private placement also received certain piggyback and demand registration rights and agreed not to sell any shares of Common Stock received in the private placement in the open market for a one-year period. The Series A Preferred Stock will be converted into an aggregate of 8,771,929 shares of Common Stock if the Company's stockholders approve such conversion at the Meeting.

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

Date:  June 12, 1997                         CHECKERS DRIVE-IN
                                             RESTAURANTS, INC.



                                             By:  /s/ Joseph N. Stein
                                                --------------------------------
                                                   Joseph N. Stein
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer