Form 10-Q
period 1997-06-16
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-07-24
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 16, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 60,750,058 shares of Common Stock, par value $.001 per share, outstanding as of July 15, 1997.

       This document contains 75 pages. Exhibit Index appears at page 21.

                                  TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                 PAGE

Item 1       Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets
                    June 16, 1997 and December 30, 1996..........................  3
                Condensed Consolidated Statements of Operations
                    Quarter ended June 16, 1997 and June 17, 1996
                    and Two Quarters ended June 16, 1997 and June 17, 1996.......  5
                Condensed Consolidated Statements of Cash Flows
                    Two Quarters ended June 16, 1997 and June 17, 1996...........  6
                Notes to Consolidated Financial Statements.......................  7

Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................... 12



PART II      OTHER INFORMATION

Item 1       Legal Proceedings................................................... 19

Item 6       Exhibits and Reports on Form 8-K.................................... 19


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                              CHECKERS DRIVE-IN RESTAURANTS, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                            ASSETS

                                                                   (Unaudited)
                                                                     June 16,      December 30,
                                                                      1997             1996
                                                                   ---------------------------------
CURRENT ASSETS:

Cash and cash equivalents:
     Restricted                                                          $   2,566        $   1,505
     Unrestricted                                                            1,346            1,551
Accounts receivable                                                          2,299            1,544
Notes receivable                                                               353              214
Inventory                                                                    2,157            2,261
Property and equipment held for sale                                         5,316            7,608
Income taxes receivable                                                         --            3,514
Deferred loan costs                                                          1,830            2,452
Prepaid expenses and other current assets                                      803              306
                                                                   ---------------------------------

       Total current assets                                                 16,670           20,955


Property and equipment, at cost, net of accumulated depreciation
    and amortization                                                        93,804           98,188
Intangibles, net of accumulated amortization                                11,886           12,284
Deferred loan costs - less current portion                                   1,867            3,900
Deposits and other non-current assets                                          687              783
                                                                   ---------------------------------

                                                                          $124,914         $136,110
                                                                   =================================



























See Notes to Condensed Consolidated Financial Statements

                                     CHECKERS DRIVE-IN RESTAURANTS, INC.
                                              AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (Unaudited)
                                                                               June 16,            December 30,
                                                                                 1997                  1996
                                                                            -----------------------------------------
CURRENT LIABILITIES:

Short term debt                                                              $         --        $    2,500
Current installments of long-term debt                                              8,221             9,589
Accounts payable                                                                    7,967            15,142
Accrued wages, salaries and benefits                                                2,172             2,528
Reserves for restructuring, restaurant relocations and abandoned sites              3,216             3,800
Other Accrued liabilities                                                          10,846            13,784
Deferred income                                                                       444               337
                                                                            ---------------------------------

       Total current liabilities                                                   32,866            47,680


Long-term debt, less current installments                                          30,494            39,906
Deferred franchise fee income                                                         466               466
Minority interests in joint ventures                                                1,361             1,455
Other noncurrent liabilities                                                        6,619             6,263
                                                                            ---------------------------------

       Total liabilities                                                           71,806            95,770


STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, authorized 2,000,000 shares, issued and
    outstanding 87,719 at June 16, 1997 (none at December 30, 1996)                     0                --
Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 60,750,058 at June 16, 1997 and 51,768,480 at
    December 30, 1996                                                                  61                52
Additional paid-in capital                                                        109,748            90,339
Warrants                                                                            9,463             9,463
Retained earnings                                                                (65,764)          (59,114)
                                                                            ---------------------------------

                                                                                   53,508            40,740
Less treasury stock, at cost, 578,904 shares                                          400               400
                                                                            ---------------------------------

       Net stockholders' equity                                                    53,108            40,340
                                                                            ---------------------------------

                                                                             $    124,914      $    136,110
                                                                            =================================















See Notes to Condensed Consolidated Financial Statements

                                CHECKERS DRIVE-IN RESTAURANTS, INC.
                                         AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands except per share amounts)
                                            (UNAUDITED)

                                                       Quarter Ended                  Two Quarters Ended

                                                June 16, 1997   June 17, 1996   June 16, 1997   June 17, 1996
                                                --------------------------------------------------------------
REVENUES:

Net restaurant sales                                 $ 31,753       $  36,109        $ 64,201        $ 72,318
Franchise revenues and fees                             1,714           2,009           3,325           4,108
Modular restaurant packages                               246             532             344             647
                                                --------------------------------------------------------------

Total revenues                                         33,713          38,650          67,870          77,073
                                                --------------------------------------------------------------

COSTS AND EXPENSES:

Restaurant food and paper costs                        10,404          12,281          21,509          24,663
Restaurant labor costs                                  9,792          12,751          21,130          25,202
Restaurant occupancy expense                            2,506           2,833           5,232           5,657
Restaurant depreciation and amortization                1,899           1,956           3,827           3,958
Advertising expense                                     1,596           1,245           3,240           2,107
Other restaurant operating expense                      3,186           3,418           6,432           6,238
Costs of modular restaurant package revenues              213             649             289             998
Other depreciation and amortization                       509             899           1,029           1,667
General and administrative expenses                     3,506           4,046           6,899           7,297
                                                --------------------------------------------------------------

    Total costs and expenses                           33,611          40,078          69,587          77,787
                                                --------------------------------------------------------------

    Operating (loss) income                               102         (1,428)         (1,717)           (714)
                                                --------------------------------------------------------------

OTHER INCOME (EXPENSE):

Interest income                                           102             339             181             495
Interest expense                                      (1,177)         (1,298)         (2,519)         (2,515)
Interest - loan cost amortization                       (485)            (55)         (2,655)            (90)
                                                --------------------------------------------------------------

  Loss before minority interests and income
     tax expense (benefit)                            (1,458)         (2,442)         (6,710)         (2,824)
Minority interests                                         11              40            (60)              66
                                                --------------------------------------------------------------

Loss before income tax benefit                        (1,469)         (2,482)         (6,650)         (2,890)
Income tax benefit                                         --           (934)              --         (1,089)
                                                --------------------------------------------------------------

  Net loss                                          $ (1,469)       $ (1,548)       $ (6,650)       $ (1,801)
                                                ==============================================================

Net loss per common share                             $(0.02)         $(0.03)         $(0.11)         $(0.03)
                                                ==============================================================

Weighted average number of common shares
outstanding                                            60,750          51,699          57,970          51,613
                                                ==============================================================

                                 CHECKERS DRIVE-IN RESTAURANTS, INC.
                                          AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                             (UNAUDITED)

                                                                         Two Quarters Ended

                                                                  June 16, 1997     June 17, 1996
                                                               ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (6,650)        $    (1,801)
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities:
      Depreciation and amortization                                     4,856               5,678
      Deferred loan cost amortization                                   2,655                  90
      Provision for bad debt                                              201                 136
      (Gain) loss on sale of property & equipment                         (8)                 105
     Minority interests in (losses) earnings                             (60)                  66
Change in assets and liabilities:
     Increase in receivables                                            (995)               (312)
     Decrease in notes receivable                                          40                   7
     Decrease in inventory                                                165                 119
     Decrease in costs and earnings in excess of
        billings on uncompleted contracts                                 213                 143
     Decrease in income taxes receivable                                3,514               1,585
     Increase in prepaid expenses and other                             (530)             (1,462)
     Increase in deferred income tax assets                                --                (69)
     Decrease in deposits and other noncurrent assets                      95                  20
     (Decrease), Increase in accounts payable                         (6,991)               2,143
     Decrease in accrued liabilities                                  (3,898)             (3,358)
     Increase in deferred income                                          107                  18
                                                              -------------------------------------

       Net cash (used in) provided by operating activities            (7,286)               3,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (756)             (1,745)
Proceeds from sale of assets                                            2,827               1,468
Increase in goodwill                                                     (70)                  --
                                                              -------------------------------------

       Net cash provided by (used in) investing activities              2,001               (277)
                                                              -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short term debt                                         (2,500)                  --
Principal payments on long-term debt                                 (10,776)             (3,443)
Net proceeds from private placement                                    19,450                  --
Proceeds from investment by minority interests                             --                 285
Distributions to minority interests                                      (33)               (130)
                                                              -------------------------------------

       Net cash provided by (used in) financing activities              6,141             (3,288)
                                                              -------------------------------------

       Net increase in cash                                               856               (457)
CASH AT BEGINNING OF PERIOD                                             3,056               3,364
                                                              -------------------------------------

CASH AT END OF PERIOD                                               $   3,912           $   2,907
                                                              =====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
        Interest paid                                               $   3,003           $   2,514
                                                              =====================================

                                                     6

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter and the two quarters ended June 16, 1997, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 1997. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 30, 1996. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 30, 1996 consolidated financial statements. As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a year which will end on the Monday closest to December 31. Each quarter consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At June 16, 1997, there were 480 Checkers Restaurants operating in 23 different states, the District of Columbia, and Puerto Rico. Of those Restaurants, 233 were Company-operated (including thirteen joint ventures) and 247 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements. Champion Modular Restaurant Company, a division of the Company, ("Champion") manufactures Modular Restaurant Packages ("MRP's") primarily for the Company and franchisees.

            The consolidated financial statements also include the accounts of all of the Company's subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees, and receivables from the sale of modular restaurant packages. Allowances for doubtful receivables were $1.8 million at June 16, 1997 and $2.2 million at December 30, 1996.

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

(m) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of June 16, 1997 and December 30, 1996, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

(n) EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is effective for reporting periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted earnings per share. Due to the net losses for each of the periods ended June 16, 1997 and June 17, 1996, the inclusion of options and warrants would result in an antidilutive per share amount. Therefore, for all periods presented, such options and warrants are excluded from earnings per share calculations under both APB 15 and, on a proforma basis, SFAS 128.

(o) RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2      LONG-TERM DEBT

Long-term debt consists of the following:
(Dollars in thousands)

                                                                                   June 16,   December 30,
                                                                                     1997          1996
                                                                                ---------------------------
Notes payable under Loan Agreement                                               $   26,574    $   35,818
Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 15.83%, payable monthly           7,610         8,963
Unsecured notes payable, bearing interest at rates ranging from prime to 18%          3,381         3,481
Other                                                                                 1,150         1,233
                                                                                ---------------------------
Total long-term debt                                                                 38,715        49,495
Less current installments                                                             8,221         9,589
                                                                                ---------------------------
Long-term debt, less current installments                                        $   30,494    $   39,906
                                                                                ===========================

            On July 29, 1996, the debt under the Company's prior bank loan agreement (the "Loan Agreement") and credit line ("Credit Line") was acquired from a bank group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). The Company and DDJ began negotiations for restructuring of the debt. On November 14, 1996, and prior to consummation of a formal debt restructuring with DDJ, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Casa Bonita, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware Company, a wholly-owned subsidiary of Giant Group, Ltd., which is a principal shareholder of Rally's Hamburgers, Inc. Waivers of all defaults under the Loan Agreement and Credit Line were granted through November 22, 1996, to provide a period of time during which the Company and the CKE Group could negotiate an agreement on debt restructuring.

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of June 16, 1997, the Company has reduced the principal balance under the Restated Credit Agreement by $9.2 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section for these principal reduction payments. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

            The Company has outstanding promissory notes in the aggregate principal amount of approximately $4.5 million (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. ("N.T.D.T."). The Company had agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 2.8 million shares of Common Stock and the Note issued to NTDT in exchange for a convertible note in the same principal amount and convertible into approximately 927,000 shares of Common Stock pursuant to purchase agreements entered into in 1995 and subsequently amended.
                                         9

All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued will be determined by the market price of the Company's stock. The Company was not able to consummate these transactions as originally scheduled. Pusuant to the most recent amendment, consumation of the Rall-Folks, RDG and NTDT purchases is to occur prior to December 16, November 25, and November 15, 1997, respectively, subject to extension in certain cases. The Company does not currently have sufficient cash available to pay one or more of these notes if required to do so.

NOTE 3:       PRIVATE PLACEMENT

            On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds from the Private Placement.

            The Private Placement purchase agreement requires that the Company submit to its shareholders for vote at its 1997 Annual Shareholders' Meeting the conversion of the Preferred Stock into shares of the Company's common stock based upon the Preferred Stock liquidation preference. If the shareholders do not vote in favor of the conversion, the Preferred Stock will remain outstanding with the rights and preferences set forth in the Certificate of Designation of Series A Preferred Stock of the Company (the "Certificate", a copy of which is an Exhibit hereto), including (i) a dividend preference, (ii) a voting preference, (iii) a liquidation preference and (iv) a redemption requirement. Holders of the Preferred Stock will have the right to receive cash dividends equal to $16.53 per share per annum payable on a quarterly basis beginning August 19, 1997. Such dividends are cumulative and must be paid in full prior to any dividends being declared or paid with respect to the Company's common stock. If the Company is in default with respect to any dividends on the Preferred Stock, then no cash dividends can be declared or paid with respect to the Company's common stock. If the Company fails to pay any two required dividends on the Preferred Stock, then the number of seats on the Company's Board of Directors will be increased by two and the holders of the Preferred Stock will have the right, voting as a separate class, to elect the Directors to fill those two new seats, which new Directors will continue in office until the holders of the Preferred Stock have elected successors or the dividend default has been cured. In the event of any liquidation, dissolution or winding up, but not including any consolidation or merger of the Company, the holders of the Preferred Stock will be entitled to receive a liquidation preference of $114 per share plus any accrued but unpaid dividends (the "Liquidation Preference"). In the event the stockholders do not approve the conversion of the Preferred Stock and the Company subsequently completes a consolidation or merger and the result is a change in control of the Company, then each share of the Preferred Stock will be automatically redeemed for an amount equal to the Liquidation Preference. The Company is required to redeem the Preferred Stock for an amount equal to the Liquidation Preference on or before February 12, 1999. If the redemption does not occur as required, the dividend rate will increase from $16.53 per share to $20.52 per share. Additionally, if there are not then Directors serving which were elected by the holders of the Preferred Stock, the number of directors constituting the Company's Board of Directors will be increased by two and the holders of the Preferred Stock voting as a class will be entitled to elect the Directors to fill the created vacancies.

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

            During the quarter ended March 24, 1997, the Company granted 285,000 options pursuant to the terms of the 1991 Employee Stock Option Plan referenced above and the Company granted options to purchase a total of 500,000 shares of its common stock as part of compensation packages for two new executive officers, which options were not granted pursuant to the terms of the 1991 Employee Stock Option Plan. During the quarter ended June 16, 1997, 12,000 options were granted pursuant to the terms of the 1994 Stock Option Plan for Non-Employee Directors referenced above.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in fiscal 1996 and each of the first two quarters of 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced by approximately $1.4 million, $680,000 and $43,000 respectively, on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and the first two quarters of fiscal 1997, respectively: dividend yield of zero percent for both periods; expected volatility of 64 and 81 percent, risk-free interest rates of 6.5 and 6.0 percent, and expected lives of 3.5 and 2 years, respectively. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

NOTE 5:     INCOME TAXES

            The Company recorded income tax benefits of $558,000 for the quarter ended June 16, 1997 and $934,000 for the quarter ended June 17, 1996, or 38.0% of the losses before income taxes. The Company then recorded a valuation allowance of $558,000 against deferred income tax assets as of June 16, 1997. The Company's total valuation allowances of $29.3 million as of June 16, 1997, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

NOTE 6:     MERGER

            On March 25,  1997,  the  Company  agreed in  principle  to a merger transaction pursuant to which Rally's Hamburgers, Inc., a Delaware corporation ("Rally's"), was to become a wholly-owned subsidiary of Checkers. Under the terms of the letter of intent executed by Checkers and Rally's, each share of Rally's common stock would be converted into three shares of Checkers' Common Stock upon consummation of the merger. The transaction was subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions and the ability to use the pooling of interests method of accounting for the merger. On June 16, 1997, the Company announced the termination of merger negotiations due to the inability to obtain prior approval from the Securities and Exchange Commission for favorable accounting treatment of the proposed merger. Certain legal, accounting and other expenses totalling $350,000 associated with the proposed transaction were included in general and administrative expenses for the quarter ended June 16, 1997.
                                       11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Company commenced operations on August 1, 1987, to operate and franchise Checkers double drive-thru Restaurants. As of June 16, 1997, the Company had an ownership interest in 233 Company-operated Restaurants and an additional 247 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of June 16, 1997, there were 219 such Restaurants) and (ii) the Company owns a 10.55% to 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of June 16, 1997, there were 14 such Joint Venture Restaurants).

            The Company has begun to see the positive effects of aggressive programs implemented at the beginning of fiscal 1997 that are designed to improve food, paper and labor costs. These costs totalled 69.2% and 63.6% of net restaurant revenues in the first and second quarters of 1997, compared to 65.6%, 69.3%, 73.3% and 75.9% of net restaurant revenues in the first, second, third and fourth quarters of fiscal 1996. These improvements in costs were achieved despite an 11.5% decrease in Company owned same store sales in the second quarter of 1997 as compared to the second quarter of the prior year. Although the Company's operating margins for the first half of 1997 were better than the annualized margins for fiscal year 1996, the Company intends to continue to implement programs to further improve those margins.

            In February 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

            In the second quarter of fiscal 1997, the Company, along with its franchisees, experienced a net increase of three (3) operating Restaurants, compared to a net increase of six (6) operating Restaurants in the second quarter of fiscal 1996. Based on information obtained from the Company's franchisees, in 1997, the franchise community expects to open approximately 30 new units. The Company does not currently expect significant further Restaurant closures, choosing instead to focus on improving Restaurant margins. The Company's franchisees as a whole continue to experience higher average per store sales than Company Restaurants.

            This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional effort; adverse publicity;
availability, changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; and risks that any sales growth resulting from the Company's current and future remodeling of restaurants and other operating strategies could be sustained.

Results of Operations

            The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected restaurant operating data.

                                                             Quarter Ended                 Two Quarters Ended
                                                               (Unaudited)                     (Unaudited)
                                                       --------------------------------------------------------------
-
                                                          June 16,      June 17,        June 16,        June 17,
                                                              1997          1996            1997            1996
                                                       -----------------------------------------------------------
Revenues:
    Net restaurant sales                                     94.2%         93.4%           94.6%           93.8%
    Franchise revenues and fees                               5.1%          5.2%            4.9%            5.4%
    Modular restaurant packages                               0.7%          1.4%            0.5%            0.8%
                                                       -----------------------------------------------------------

          Total revenue                                       100%          100%            100%            100%

Costs and Expenses:
    Restaurant food and paper costs (1)                      32.8%         34.0%           33.5%           34.1%
    Restaurant labor costs (1)                               30.8%         35.3%           32.9%           34.8%
    Restaurant occupancy expense (1)                          7.9%          7.8%            8.1%            7.8%
    Restaurant depreciation and amortization (1)              6.0%          5.4%            6.0%            5.5%
    Advertising expense (1)                                   5.0%          3.4%            5.0%            2.9%
    Other restaurant operating expense (1)                   10.0%          9.5%           10.0%            8.6%
    Costs of modular restaurant package revenues(2)          86.5%        122.0%           84.0%          154.4%
    Other depreciation and amortization                       1.5%          2.3%            1.5%            2.2%
    Selling, general and administrative expense              10.4%         10.5%           10.2%            9.5%
                                                       -----------------------------------------------------------
           Operating (loss) income                            0.3%        (3.7%)          (2.5%)          (0.9%)
                                                       -----------------------------------------------------------
Other income (expense):
    Interest income                                           0.3%          0.9%            0.3%            0.6%
    Interest expense                                        (3.5%)        (3.4%)          (3.7%)          (3.3%)
    Interest - loan cost amortization                       (1.4%)        (0.1%)          (3.9%)          (0.1%)
    Minority interests                                        0.0%          0.1%          (0.1%)            0.1%
                                                       -----------------------------------------------------------
       Loss before income tax benefit                       (4.4%)        (6.4%)          (9.8%)          (3.7%)
    Income tax expense (benefit)                              0.0%        (2.4%)            0.0%          (1.4%)
                                                       -----------------------------------------------------------
       Net loss                                             (4.4%)        (4.0%)          (9.8%)          (2.3%)
                                                       ===========================================================
Operating data:
    System-wide restaurant sales (in 000's):
       Company-operated                                  $  31,753     $  36,109       $  64,201       $  72,318
       Franchised                                           41,255        47,182          81,259          89,297
                                                       -----------------------------------------------------------
             Total                                       $  73,008     $  83,291        $145,460      $  161,615
                                                       ===========================================================


                                                                                            1997            1996
                                                                                  --------------------------------
Average annual net sales per restaurant open for a full year (in 000's) (3):
    Company-operated                                                                        $619            $620
    Franchised                                                                              $762            $769
    System-wide                                                                             $690            $719
                                                                                  --------------------------------
Number of Restaurants (4)
    Company-operated                                                                         233             243
    Franchised                                                                               247             264
                                                                                  --------------------------------
         Total                                                                               480             507
                                                                                  ================================

(1)    As a percent of net restaurant sales.
(2)    As a percent of Modular restaurant package revenues.
(3)    Includes sales of Restaurants open for entire trailing 13 period year including stores expected to be closed in the following year.
(4)    Number of Restaurants open at end of period.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 16, 1997 AND QUARTER ENDED JUNE 17, 1996

            REVENUES. Total revenues decreased 12.8% to $33.7 million for the quarter ended June 16, 1997, compared to $38.7 million for the quarter ended June 17, 1996. Company-operated net restaurant sales decreased 12.1% to $31.8 million for the quarter ended June 16, 1997, from $36.1 million for the quarter ended June 17, 1996. Net restaurant sales for comparable Company-owned Restaurants for the quarter ended June 16, 1997, decreased 11.5% compared to the quarter ended June 17, 1996. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These decreases in net restaurant sales and comparable net restaurant sales are primarily attributable to a highly competitive environment during the second quarter of 1997 and the Company's 1997 focus on cutting costs and developing a new advertising campaign for the remainder of 1997.

            Franchise revenues and fees decreased 14.7% to $1.7 million for the quarter ended June 16, 1997, from $2.0 million for the quarter ended June 17, 1996. This was a result of a net reduction of 17 franchised restaurants since June 17, 1996, and opening fewer franchised Restaurants during the quarter ended June 16, 1997, than in the second quarter of 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular restaurant package revenues decreased 53.7% to $246,000 for the quarter ended June 16, 1997, from $532,000 for the quarter ended June 17, 1996. Modular restaurant package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $10.4 million or 32.8% of net Restaurant sales for the quarter ended June 16, 1997, compared to $12.3 million or 34.0% of net restaurant sales for the quarter ended June 17, 1996. The actual decrease in food and paper costs was due primarily to the decrease in net restaurant sales while the decrease in these costs as a percentage of net restaurant sales was due to new purchasing contracts negotiated in the first quarter of 1997.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $9.8 million or 30.8% of net restaurant sales for the quarter ended June 16, 1997, compared to $12.8 million or 35.3% of net restaurant sales for the quarter ended June 17, 1996. The decrease in restaurant labor costs as a percentage of net restaurant sales was due primarily to new labor utilization programs implemented in the first quarter of 1997, partially offset by the increase in the federal minimum wage rate.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.5 million or 7.9% of net restaurant sales for the quarter ended June 16, 1997, compared to $2.8 million or 7.8% of net restaurant sales for the quarter ended June 17, 1996. This increase in restaurant occupancy costs as a percentage of net restaurant sales was due primarily to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses and the acquisition of interests in 12 Restaurants in the high cost Chicago market in the third quarter of 1996.

            Restaurant depreciation and amortization decreased 2.9% to $1.9 million for the quarter ended June 16, 1997, from $2.0 million for the quarter ended June 17, 1996, due primarily to fourth quarter 1996 impairments under the Statement of Financial Accounting Standards No. 121 and a net decrease of 10 Company-operated restaurants from June 17, 1996, to June 16, 1997. However, as percentage of net restaurant sales, these expenses increased to 6.0% for the quarter ended June 16, 1997 from 5.4% for the quarter ended June 17, 1997 because of the greater relative decline in sales.

            Advertising expense increased to $1.6 million or 5.0% of net restaurant sales for the quarter ended June 16, 1997, from $1.2 million or 3.4% of net restaurant sales for the quarter ended June 17, 1996. The increase in this expense was due to decreased utilization of coupons in lieu of advertising dollars in 1997 and the second quarter 1996 capitalization of television production costs that were expensed later in 1996.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $3.2 million or 10.0% of net restaurant sales for the quarter ended June 16, 1997, compared to $3.4 million or 9.5% of net restaurant sales for the quarter ended June 17, 1996. The increase in the quarter ended June 16, 1997, as a percentage of net restaurant sales was primarily related to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses.

            Costs of modular restaurant package revenues totalled $213,000 or 86.5% of modular restaurant package revenues for the quarter ended June 16, 1997, compared to $649,000 or 122.0% of such revenues for the quarter ended June 17, 1996. The decrease in these expenses as a percentage of modular restaurant package revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

            General and administrative expenses were $3.5 million or 10.4% of total revenues, for the quarter ended June 16, 1997, compared to $4.0 million or 10.5% of total revenues for the quarter ended June 17, 1996. The actual decrease in normal recurring general and administrative expenses of $890,000 was mostly attributable to a reduction in corporate staffing early in 1997. This reduction was partially offset by $350,000 of costs incurred as a result of terminated merger negotiations with Rally's Hamburgers, Inc., resulting in a reported decrease of $540,000.

            INTEREST EXPENSE. Interest expense decreased to $1.2 million or 3.5% of total revenues for the quarter ended June 16, 1997, from $1.3 million or 3.4% of total revenues for the quarter ended June 17, 1996. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods, partially offset by an increase in the Company's effective interest rates since the second quarter of 1996.

            INCOME TAX BENEFIT. Due to the loss for the quarter, the Company recorded an income tax benefit of $558,000 or 38.0% of the loss before income taxes which was completely offset by a deferred income tax valuation allowance of $558,000 for the quarter ended June 16, 1997, as compared to an income tax benefit of $934,000 or 38.0% of earnings before income taxes for the quarter ended June 17, 1996. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. The net loss for the quarter was $1.5 million or $.02 per share. This net loss was impacted by the expensing of $485,000 in deferred loan costs and $350,000 in terminated merger costs in the quarter ended June 16, 1997. Net loss before tax, deferred loan cost amortization and terminated merger costs was $634,000 or $.01 per share for the quarter ended June 16, 1997, and $1.5 million or $.03 per share for the quarter ended June 17, 1996, which resulted primarily from an increase in the average restaurant margins, decreases in general and administrative expenses and interest expense, partially offset by a decrease in royalties and franchise fees.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 16, 1997 AND TWO QUARTERS ENDED JUNE 17, 1996

            REVENUES. Total revenues decreased 11.9% to $67.9 million for the two quarters ended June 16, 1997, compared to $77.1 million for the two quarters ended June 17, 1996. Company-operated net restaurant sales decreased 11.2% to $64.2 million for the two quarters ended June 16, 1997, from $72.3 million for the two quarters ended June 17, 1996. Net restaurant sales for comparable Company-owned Restaurants for the two quarters ended June 16, 1997, decreased 10.1% compared to the quarters ended June 17, 1996. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These decreases in net restaurant sales and comparable net restaurant sales are primarily attributable to a highly competitive environment during the first two quarters of 1997 and the Company's 1997 focus on cutting costs and developing a new advertising campaign for the remainder of 1997.

            Franchise revenues and fees decreased 19.1% to $3.3 million for the two quarters ended June 16, 1997, from $4.1 million for the two quarters ended June 17, 1996. This was a result of a net reduction of 17 franchised restaurants since June 17, 1996, and opening fewer franchised Restaurants during the two quarters ended June 16, 1997, than in the first two quarters of 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular restaurant package revenues decreased 46.9% to $344,000 for the two quarters ended June 16, 1997, from $647,000 for the two quarters ended June 17, 1996. Modular restaurant package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $21.5 million or 33.5% of net Restaurant sales for the two quarters ended June 16, 1997, compared to $24.7 million or 34.1% of net restaurant sales for the two quarters ended June 17, 1996. The actual decrease in food and paper costs was due primarily to the decrease in net restaurant sales while the decrease in these costs as a percentage of net restaurant sales was due to new purchasing contracts negotiated in the first two quarters of 1997.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $21.1 million or 32.9% of net restaurant sales for the two quarters ended June 16, 1997, compared to $25.2 million or 34.8% of net restaurant sales for the two quarters ended June 17, 1996. The decrease in restaurant labor costs as a percentage of net restaurant sales was due primarily to new labor utilization programs implemented in the first quarter of 1997, partially offset by the increase in the federal minimum wage rate.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $5.2 million or 8.1% of net restaurant sales for the two quarters ended June 16, 1997, compared to $5.7 million or 7.8% of net restaurant sales for the two quarters ended June 17, 1996. This increase in restaurant occupancy costs as a percentage of net restaurant sales was due primarily to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses and the acquisition of interests in 12 Restaurants in the high cost Chicago market in the third quarter of 1996.

            Restaurant depreciation and amortization decreased 3.3% to $3.8 million for the two quarters ended June 16, 1997, from $4.0 million for the two quarters ended June 17, 1996, due primarily to fourth quarter 1996 impairments under the Statement of Financial Accounting Standards No. 121 and a net decrease of 10 Company-operated restaurants from June 17, 1996, to June 16, 1997. However, as percentage of net restaurant sales, these expenses increased to 6.0% for the quarter ended June 16, 1997 from 5.5% for the quarter ended June 17, 1997 because of the greater relative decline in sales.

            Advertising expense increased to $3.2 million or 5.0% of net restaurant sales for the two quarters ended June 16, 1997, from $2.1 million or 2.9% of net restaurant sales for the two quarters ended June 17, 1996. The increase in this expense was due to decreased utilization of coupons in lieu of advertising dollars in 1997 and the first and second quarter 1996 capitalization of television production costs that were expensed later in 1996.

            Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $6.4 million or 10.0% of net restaurant sales for the two quarters ended June 16, 1997, compared to $6.2 million or 8.6% of net restaurant sales for the quarters ended June 17, 1996. The increase in the two quarters ended June 16, 1997, as a percentage of net restaurant sales was primarily related to the decline in average net restaurant sales relative to the fixed and semi-variable nature of these expenses. The increase in the actual expense by 3.1% was due to certain one-time credits recorded in the first quarter of 1996.

            Costs of modular restaurant package revenues totalled $289,000 or 84.0% of modular restaurant package revenues for the two quarters ended June 16, 1997, compared to $998,000 or 154.4% of such revenues for the two quarters ended June 17, 1996. The decrease in these expenses as a percentage of modular restaurant package revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

            General and  administrative  expenses  were $6.9 million or 10.2% of total revenues, for the two quarters ended June 16, 1997, compared to $7.3 million or 9.5% of total revenues for the two quarters ended June 17, 1996. The actual decrease in normal recurring general and administrative expenses of $747,000 was mostly attributable to a reduction in corporate staffing early in 1997. This reduction was partially offset by $350,000 of costs incurred as a result of terminated merger negotiations with Rally's Hamburgers, Inc., resulting in a reported decrease of $397,000.

            INTEREST EXPENSE. Interest expense was $2.5 million or 3.7% of total revenues for the two quarters ended June 16, 1997, and $2.5 million or 3.3% of total revenues for the two quarters ended June 17, 1996. This consistency was due to a reduction in the weighted average balance of debt outstanding during the respective periods, offset by an increase in the Company's effective interest rates since the second quarter of 1996.

            INCOME TAX BENEFIT. Due to the loss for the two quarters, the Company recorded an income tax benefit of $2.5 million or 38.0% of the loss before income taxes which was completely offset by a deferred income tax valuation allowance of $2.5 million for the two quarters ended June 16, 1997, as compared to an income tax benefit of $1.1 million or 38.0% of earnings before income taxes for the two quarters ended June 17, 1996. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. The net loss for the two quarters was $6.7 million or $.11 per share. This net loss was significantly impacted by the expensing of $2.7 million in deferred loan costs and $350,000 in terminated merger costs in the two quarters ended June 16, 1997. Net loss before tax, deferred loan cost amortization and terminated merger costs was $3.6 million or $.06 per share for the two quarters ended June 16, 1997, and $1.5 million or $.03 per share for the two quarters ended June 17, 1996. This increased net loss was primarily attributable to lower levels of net restaurant sales and a decrease in royalties and franchise fees, partially offset by an increase in average net margins and a decline in general and administrative expenses.

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

            On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $6 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of June 16, 1997, the Company has reduced the principal balance under the Restated Credit Agreement by $9.2 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement which is described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1997. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

            The Company has outstanding promissory notes in the aggregate principal amount of approximately $4.5 million (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. ("N.T.D.T."). The Company had agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 2.8 million shares of Common Stock and the Note issued to NTDT in exchange for a convertible note in the same principal amount and convertible into approximately 927,000 shares of Common Stock pursuant to purchase agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued will be determined by the market price of the Company's stock. The Company was not able to consummate these transactions as originally scheduled. Pusuant to the most recent amendment, consumation of the Rall-Folks, RDG and NTDT purchases is to occur prior to December 16, November 25, and November 15, 1997, respectively, subject to extension in certain cases. The Company does not currently have sufficient cash available to pay one or more of these notes if required to do so.

            On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the
Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carry a 13% interest rate will reduce the Company's interest expense by more than $1.3 million annually.

            The Private Placement purchase agreement requires that the Company submit to its shareholders for vote at its 1997 Annual Shareholders' Meeting the conversion of the Preferred Stock into shares of the Company's common stock based upon the Preferred Stock liquidation preference. If the shareholders do not vote in favor of the conversion, the Preferred Stock will remain outstanding with the rights and preferences set forth in the Certificate of Designation of Series A Preferred Stock of the Company (the "Certificate", a copy of which is an Exhibit hereto), including (i) a dividend preference, (ii) a voting preference, (iii) a liquidation preference and (iv) a redemption requirement. Holders of the Preferred Stock will have the right to receive cash dividends equal to $16.53 per share per annum payable on a quarterly basis beginning August 19, 1997. Such dividends are cumulative and must be paid in full prior to any dividends being declared or paid with respect to the Company's common stock. If the Company is in default with respect to any dividends on the Preferred Stock, then no cash dividends can be declared or paid with respect to the Company's common stock. If the Company fails to pay any two required dividends on the Preferred Stock, then the number of seats on the Company's Board of Directors will be increased by two and the holders of the Preferred Stock will have the right, voting as a separate class, to elect the Directors to fill those two new seats, which new Directors will continue in office until the holders of the Preferred Stock have elected successors or the dividend default has been cured. In the event of any liquidation, dissolution or winding up, but not including any consolidation or merger of the Company, the holders of the Preferred Stock will be entitled to receive a liquidation preference of $114 per share plus any accrued but unpaid dividends (the "Liquidation Preference"). In the event the stockholders do not approve the conversion of the Preferred Stock and the Company subsequently completes a consolidation or merger and the result is a change in control of the Company, then each share of the Preferred Stock will be automatically redeemed for an amount equal to the Liquidation Preference. The Company is required to redeem the Preferred Stock for an amount equal to the Liquidation Preference on or before February 12, 1999. If the redemption does not occur as required, the dividend rate will increase from $16.53 per share to $20.52 per share. Additionally, if there are not then Directors serving which were elected by the holders of the Preferred Stock, the number of directors constituting the Company's Board of Directors will be increased by two and the holders of the Preferred Stock voting as a class will be entitled to elect the Directors to fill the created vacancies.

            In the fiscal year ended December 30, 1996, the Company raised approximately $1.8 million from the sale of various of its assets to third parties, including both personal and excess real property from closed or undeveloped Restaurant locations. Under the terms of the Loan Agreement and the Restated Credit Agreement, approximately 50% of those sales proceeds were utilized to reduce outstanding principal. The Company also received $3.5 million in connection with the reduction of a note receivable which funds were generally used to supplement working capital. During the first half of 1997, the Company sold eight parcels of excess real property and eight MRP's resulting in net proceeds to the Company of $2.8 million. As of June 16, 1997 the Company owns or leases approximately 42 parcels of excess real property which it intends to continue to aggressively market to third parties, and has an inventory of approximately 28 used MRP's which it intends to continue to aggressively market to franchisees and third parties. There can be no assurance that the Company will be successful in disposing of these assets, and 50% of the proceeds from the sale of excess real property must be used to reduce the principal balance under the Restated Credit Agreement.

            The Company has negative working capital of $16.2 million at June 16, 1997 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 86.7% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994.

            The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1997.

            The Company implemented aggressive programs at the beginning of fiscal year 1997 designed to improve food, paper and labor costs in the Restaurants. These costs totalled 63.6% of net restaurant revenues in the second quarter of 1997, compared to 72.1% of net restaurant revenues in fiscal 1996, despite an 11.5% decrease in Company owned same store sales in the second quarter of 1997 as compared to the first quarter of the prior year. The Company also reduced the corporate and regional staff by 32 employees in the beginning of fiscal year 1997. Overall, the Company believes fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations and the Private Placement should allow the Company to meet its financial obligations and to pay operating expenses in fiscal year 1997. The
Company must, however, also successfully consummate the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note for Common Stock. If the Company is unable to consummate one or more of those transactions, and if the Company is thereafter unable to reach some other arrangements with Rall Folks, RDG or NTDT, the Company may default under the terms of the Restated Credit Agreement.

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


PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS:

            None, except as previously reported in the Company's Form 10-Q for the quarter ended March 24, 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)         EXHIBITS:

            10.39 Amended and Restated Purchase Agreement dated May 14, 1997 between the Company and Rall-Folks, Inc.

            10.40 Amendment No. 3 to Purchase Agreement dated June 2, 1997 between the Company and Restaurant Development Group, Inc.

            10.41       Amended and Restated Note Repayment Agreement dated July
                        17,  1997  between  the  Company  and   Nashville   Twin
                        Drive-Thru Partners, L.P., et.al.

            27 Financial Data Schedule (included in electronic filing only).


(B)         REPORTS ON 8-K:

            There were no reports on Form 8-K filed during the quarter covered by this report.

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


Date:         July 24, 1997







                                     By: /s/ Joseph N. Stein
                                     -----------------------------------------
                                     Joseph N. Stein
                                     Executive Vice President, Chief Financial
                                     Officer and Chief Accounting Officer

                             June 16, 1997 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX







  Exhibit #        Exhibit Description
  ---------        -------------------



     10.39 Amended and Restated Purchase Agreement dated May 14, 1997 between the Company and Rall-Folks, Inc.

     10.40 Amendment No. 3 to Purchase Agreement dated June 2, 1997 between the Company and Restaurant Development Group, Inc.

     10.41 Amended and Restated Note Repayment Agreement dated July 17, 1997 between the Company and Nashville Twin Drive-Thru Partners, L.P., et.al.

     27            Financial Data Schedule (included in electronic filing only).