Form 10-Q
period 1997-09-08
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1997-10-23
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 8, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 70,132,472 shares of Common Stock, par value $.001 per share, outstanding as of October 15, 1997.

       This document contains 25 pages. Exhibit Index appears at page 24.

                                TABLE OF CONTENTS


                                                                                       PAGE
PART I    FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets
                   September 8, 1997 and December 30, 1996...............................3
               Condensed Consolidated Statements of Operations
                   Quarter ended September 8, 1997 and September 9, 1996
                   and Three Quarters ended September 8, 1997 and September 9, 1996......5
               Condensed Consolidated Statements of Cash Flows
                   Three Quarters ended September 8, 1997 and September 9, 1996..........6
               Notes to Consolidated Financial Statements................................8

Item 2      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................14



PART II     OTHER INFORMATION

Item 1      Legal Proceedings...........................................................20

Item 2      Changes in Securities  .....................................................20

Item 4      Submission of Matters to a Vote of Security Holders.........................21

Item 5      Other Information...........................................................21

Item 6      Exhibits and Reports on Form 8-K............................................22



PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)


                          CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                                         ASSETS

                                                                     (Unaudited)
                                                                     September 8,  December 30,
                                                                        1997           1996
                                                                   ------------------------------
Current Assets:

Cash and cash equivalents:
     Restricted                                                         $   2,557      $   1,505
     Unrestricted                                                           1,164          1,551
Accounts receivable                                                         1,810          1,544
Notes receivable                                                              617            214
Inventory                                                                   2,045          2,261
Property and equipment held for sale                                        5,860          7,608
Income taxes receivable                                                        --          3,514
Deferred loan costs                                                         1,625          2,452
Prepaid expenses and other current assets                                   1,046            306

                                                                   ------------------------------

       Total current assets                                                16,724         20,955


Property and equipment, at cost, net of accumulated depreciation
    and amortization                                                       89,964         98,188
Intangibles, net of accumulated amortization                               12,278         12,284
Deferred loan costs - less current portion                                  1,671          3,900
Deposits and other non-current assets                                         663            783
                                                                   ------------------------------

                                                                         $121,300       $136,110
                                                                   ==============================















See Notes to Condensed Consolidated Financial Statements

                          CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      (Unaudited)
                                                                      September 8,   December 30,
                                                                            1997           1996
                                                                     ----------------------------
Current Liabilities:

Short term debt                                                        $       --     $    2,500
Current installments of long-term debt                                      7,274          9,589
Accounts payable                                                            8,741         15,142
Accrued wages, salaries and benefits                                        2,286          2,528
Reserves for restaurant relocations and abandoned sites                     2,412          3,800
Other accrued liabilities                                                  10,130         13,784
Deferred income                                                               391            337
                                                                     -----------------------------

       Total current liabilities                                           31,234         47,680


Long-term debt, less current installments                                  30,136         39,906
Deferred franchise fee income                                                 421            466
Minority interests in joint ventures                                        1,021          1,455
Other long-term liabilities                                                 7,118          6,263
                                                                     -----------------------------

       Total liabilities                                                   69,930         95,770


Stockholders' Equity:

Preferred stock, $.001 par value, authorized 2,000,000 shares, no
    shares outstanding                                                         --             --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 70,132,472 at September 8, 1997 and 51,768,480 at
    December 30, 1996                                                          70             52
Additional paid-in capital                                                110,435         90,339
Warrants                                                                    9,463          9,463
Retained earnings                                                         (68,198)       (59,114)
                                                                     -----------------------------

                                                                           51,770         40,740
Less treasury stock, at cost, 578,904 shares                                  400            400
                                                                     -----------------------------

       Net stockholders' equity                                            51,370         40,340
                                                                     -----------------------------

                                                                         $121,300       $136,110
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

                                                      Quarter Ended                  Three Quarters Ended

                                               Sept. 8, 1997  Sept. 9, 1996    Sept. 8, 1997  Sept. 9, 1996
                                             ----------------------------------------------------------------
REVENUES:

Net restaurant sales                               $ 30,786       $ 34,875         $ 94,987      $ 107,193
Franchise revenues and fees                           1,797          1,966            5,122          6,075
Modular restaurant packages                             150            247              494            893
                                             ---------------------------------------------------------------

Total revenues                                       32,733         37,088          100,603        114,161
                                             ---------------------------------------------------------------

COSTS AND EXPENSES:

Restaurant food and paper costs                       9,715         12,417           31,223         37,080
Restaurant labor costs                                9,887         13,139           31,017         38,341
Restaurant occupancy expense                          2,798          3,171            8,029          8,827
Restaurant depreciation and amortization              1,904          2,064            5,732          6,023
Advertising expense                                   1,588          1,490            4,828          3,597
Other restaurant operating expense                    3,100          3,716            9,533          9,954
Costs of modular restaurant package revenues            150            382              439          1,380
Other depreciation and amortization                     518          1,053            1,546          2,720
General and administrative expenses                   3,377          6,289           10,276         13,585
Impairment of long-lived assets                          --          8,468               --          8,468
Losses on assets to be disposed of                       --          5,702               --          5,702
Loss provisions                                          --            500               --            500
                                             ---------------------------------------------------------------

    Total costs and expenses                         33,037         58,391          102,623        136,177
                                             ---------------------------------------------------------------

    Operating (loss) income                            (304)       (21,303)          (2,020)       (22,016)
                                             ---------------------------------------------------------------

OTHER INCOME (EXPENSE):

Interest income                                          57            126              238            622
Interest expense                                     (1,046)        (1,338)          (3,566)        (3,854)
Interest - loan cost amortization                      (445)           (69)          (3,100)          (159)
                                             ---------------------------------------------------------------

  Loss before minority interests and income
     tax expense                                     (1,738)       (22,584)          (8,448)       (25,407)
Minority interests                                       (0)           (56)             (60)            10
                                             ---------------------------------------------------------------

Loss before income tax expense                       (1,738)       (22,528)          (8,388)       (25,417)
Income tax expense                                       --          1,715               --            626
                                             ---------------------------------------------------------------

  Net loss                                         $ (1,738)     $ (24,243)        $ (8,388)     $ (26,043)
                                             ===============================================================

Preferred dividends                                     696             --              696             --
                                             ---------------------------------------------------------------

Net loss to common shareholders                     ($2,434)      ($24,243)         ($9,084)      ($26,043)
                                             ===============================================================

Net loss per common share                            $(0.04)        $(0.47)          $(0.15)        $(0.50)
                                             ===============================================================

Weighted average number of common shares
outstanding                                          65,548         51,768           60,163         51,722
                                             ===============================================================

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                        Three Quarters Ended

                                                                    September 8,    September 9,
                                                                        1997            1996
                                                                    ----------------------------
Cash flows from operating activities:
Net loss                                                               (8,388)           (26,043)
Adjustments to reconcile net earning to net cash (used in)
provided by operating activities:
       Depreciation and amortization                                    7,278              8,742
       Impairment of long-lived assets                                     --              8,468
       Losses on assets to be disposed of                                  --              5,702
       Refinancing costs                                                   --                846
       Deferred loan cost amortization                                  3,100                159
       provision for bad debt, inventory obsolescence and sales tax       323              1,750
       (Gain) loss on disposal of property & equipment                     81                165
       Minority interests in (losses) earnings                            (60)                10
Change in assets and liabilities:
       (Increase), Decrease in accounts receivable                     (1,351)             2,959
       Decrease in notes receivable                                        78                 --
       Decrease in inventory                                              260                300
       Decrease, (Increase) in costs and earnings in excess of
           billings on uncompleted contracts                              238                (90)
       Decrease in income taxes receivable                              3,514              2,825
       Increase in prepaid expenses and other                            (773)            (1,115)
       Decrease in deferred income tax assets                              --                406
       Decrease, (Increase) in deposits and other long-term assets        119                 (8)
       (Decrease), Increase in accounts payable                        (6,205)             3,168
       Decrease in accrued liabilities                                 (3,960)            (1,000)
       Increase in deferred income                                         10                105

                                                                  --------------------------------

       Net cash (used in) provided by operating activities             (5,736)             7,349
                                                                  --------------------------------

Cash flows from investing activities:
Capital expenditures                                                  (1,198)             (2,963)
Proceeds from sale of assets                                           3,280               1,469
Cash paid for business purchases                                        (155)               (200)
                                                                  --------------------------------

       Net cash provided by (used in) investing activities              1,927             (1,694)
                                                                  --------------------------------

Cash flows from financing activities:
Repayments on short term debt                                          (2,500)                --
Principal payments on long-term debt                                  (12,423)            (3,826)
Net proceeds from private placement                                    19,450                 --
Proceeds from investment by minority interests                             --                285
Distributions to minority interests                                       (53)              (153)
                                                                  --------------------------------

       Net cash provided by (used in) financing activities             4,474              (3,694)
                                                                  --------------------------------

       Net increase in cash                                               665              1,961
Cash at beginning of period                                             3,056              3,364
                                                                  --------------------------------

Cash at end of period                                                $  3,721           $  5,325
                                                                  ================================




Supplemental disclosures of cash flow information --
       Interest paid                                                $   4,071            $   3,957
       Capital lease obligations incurred                                  --                  225
                                                                 ===================================



Schedule of noncash investing activities -- Acquisitions:
          Fair value of tangible assets acquired                    $     45             $   7,994
          Receivables forgiven                                           (38)               (5,429)
          Intangibles recorded                                           699                 1,908
          Reversal of deferred gain                                        --                1,422
          Liabilities assumed                                           (433)               (3,354)
          Assets transferred                                            (438)                  --
          Minority interests dissolved (recorded)                        320                (2,341)
                                                                 -----------------------------------
     Total cash paid for net assets acquired                        $    155             $     200
                                                                 ===================================



SCHEDULE OF NONCASH FINANCING ACTIVITIES --


      On August 6, 1997, in connection with the Company's  February 21, 1997 private placement which included the  issuance of 87,719  shares of the  Company's  Series A preferred  stock (the  "Private
Placement"),  the 87,719  shares of preferred  stock were  converted  into  8,771,900  shares of the company's  common stock,  valued at  $9,999,966.  In accordance  with the agreement  underlying  the
Private  Placement (the "Private  Placement  Agreement"),  the company also issued 610,524 shares of common  stock as a  dividend  pursuant  to the  liquidation  preference  provisions  of the  Private
Placement Agreement,  valued at $696,000 to the holders of the preferred stock issued in the Private
Placement.



                                 CHECKERS DRIVE-IN RESTAURANTS, INC.
                                          AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED
                                        FINANCIAL STATEMENTS
                                             (UNAUDITED)

Note 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         BASIS OF  PRESENTATION  - The  accompanying  unaudited  financial  statements  have been prepared  in  accordance  with  generally  accepted  accounting  principles  for  interim  financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted  accounting  principles for complete financial  statements.  In the opinion of management,  all adjustments necessary to present fairly the information set forth therein have been included.  The operating  results for the quarter and the two quarters ended  September 8, 1997, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 1997. Except as disclosed herein,  there has been no material  change in the  information  disclosed in the notes to the  consolidated  financial statements  included in the  Company's  Annual  Report on form 10-K for the year ended  December 30,
1996. Therefore,  it is suggested that the accompanying  financial statements be read in conjunction with the Company's  December 30, 1996  consolidated  financial  statements.  The Company's  calendar reporting  year ends on the Monday  closest to December  31. Each  quarter  consists of three 4-week periods with the exception of the fourth quarter which consists of four 4-week periods.

(b)         PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc.
(the  "Company") is the operation and  franchising  of Checkers  Restaurants.  At September 8, 1997,
there were 480 Checkers Restaurants operating in 23 different states, the District of Columbia,  and
Puerto Rico. Of those  Restaurants,  232 were  Company-operated  (including  thirteen  joint venture
Restaurants)  and 248 were  operated by  franchisees.  The accounts of the joint  ventures have been included with those of the Company in these  consolidated  financial  statements.  Champion  Modular
Restaurant Company, a division of the Company, ("Champion") manufactures Modular Restaurant Packages
("MRP's") primarily for the Company and franchisees.

The  consolidated   financial  statements  also  include  the  accounts  of  all  of  the  Company's subsidiaries.  Intercompany  balances and  transactions  have been eliminated in  consolidation  and minority interests have been established for the outside partners' interests.

(c)         REVENUE  RECOGNITION - Franchise  fees are generated from the sale of rights to develop, own and  operate  Restaurants.  Such fees are  based on the  number of  potential  Restaurants  in a specific  area  which  the  franchisee  agrees to  develop  pursuant  to the terms of the  franchise agreement  between the Company and the  franchisee  and are recognized as income on a pro rata basis when  substantially  all of the Company's  obligations per location are satisfied,  generally at the opening of the Restaurant. Franchise fees are non-refundable. The Company receives royalty fees from franchisees based on a percentage of each restaurant's  gross revenues.  Royalty fees are recognized as earned.  Champion recognizes  revenues on the  percentage-of-completion  method,  measured by the percentage of costs incurred to the estimated total costs of the contract.

(d)         CASH,  AND CASH  EQUIVALENTS  - The  Company  considers  all highly  liquid  instruments purchased  with an original  maturity of less than three months to be cash  equivalents.  Restricted cash consists of cash on deposit with various  financial  institutions  as collateral to support the
Company's  obligation  to the States of Florida  and  Georgia for  potential  Workers'  Compensation claims.  This cash is not available for the Company's use until such time that the respective states permit its release.

(e)         RECEIVABLES - Receivables  consist primarily of franchise fees,  royalties and notes due from  franchisees,  and receivables  from the sale of modular  restaurant  packages.  Allowances for doubtful receivables were $1.9 million at September 8, 1997 and $2.2 million at December 30, 1996.

(f)         INVENTORY -  Inventories  are stated at the lower of cost  (first-in,  first-out  (FIFO)
            method) or market.

(g)         DEFERRED  LOAN COSTS - Deferred loan costs of $6.9 million  incurred in connection  with the Company's  November 22, 1996  restructure of its primary credit  facility (see Note 2) are being amortized on the effective interest method.

(h)         PROPERTY  AND  EQUIPMENT  AND  PROPERTY  AND  EQUIPMENT  HELD FOR RESALE - Property  and
equipment  (P & E) are  stated  at cost  except  for P & E that have  been  impaired,  for which the carrying amount is reduced to estimated fair value.  Property and equipment under capital leases are stated at their fair value at the inception of the lease.  Property and equipment held for resale is carried at fair market value, adjusted for new market conditions on a quarterly basis.  Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

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

(m)         DISCLOSURES  ABOUT FAIR  VALUES OF  FINANCIAL  INSTRUMENTS  - The  balance  sheets as of
September 9, 1997 and December 30, 1996,  reflect the fair value amounts which have been determined, using available market information and appropriate valuation  methodologies.  However,  considerable judgement  is  necessarily  required in  interpreting  market data to develop the  estimates of fair value.  Accordingly,  the estimates  presented herein are not necessarily  indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Cash and cash equivalents,  receivables,  accounts payable, and short-term debt - The carrying amounts of these items are a reasonable estimate of their fair value.  Long-term debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining  maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(n)         NEW ACCOUNTING  STANDARDS - In February 1997, the Financial  Accounting  Standards Board
issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is  effective  for  reporting  periods  ending  after  December  15,  1997.  SFAS 128  replaces  the presentation of primary  earnings per share and fully diluted earnings per share previously found in
Accounting  Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted  earnings per share. Due to the net losses for each of the periods ended September
8, 1997 and September 9, 1996, the inclusion of options and warrants would result in an antidilutive per share amount.  Therefore, for all periods presented, such options and warrants are excluded from earnings per share calculations under both APB 15 and, on a proforma basis, SFAS 128.

            In June 1997,  the  Financial  Accounting  Standards  Board issued SFAS 130,  "Reporting
Comprehensive   Income."  This  statement   establishes  standards  for  reporting  and  display  of
comprehensive  income and its components  (revenues,  expenses,  gains, and losses) in a full set of general-purpose  financial  statements.  Comprehensive  income is the change in equity of a business enterprise  during a period from  transactions  and other  events and  circumstances  from  nonowner sources.  This  statement  is  effective  for  fiscal  years  beginning  after  December  15,  1997.
Reclassification of the Company's financial  statements for earlier periods provided for comparative purposes will be required.  The Company believes that this standard will not have a material adverse effect on the Company's financial statements.

(o)         RECLASSIFICATIONS  -  Certain  amounts  in  the  1996  financial  statements  have  been reclassified to conform to the 1997 presentation.



NOTE 2     LONG-TERM DEBT

Long-term debt consists of the following:
(Dollars in thousands)
                                                                                September 8,    December 30,
                                                                                    1997            1996
                                                                                ----------------------------
Notes payable under Loan Agreement                                                $   26,347      $   35,818
Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 18.0%, payable monthly             6,735           8,963
Unsecured notes payable, bearing interest at rates ranging from prime to 12.0%         2,881           3,481
Other, at interest rates ranging from 7.0% to 10.0%                                    1,447           1,233
                                                                                ----------------------------

Total long-term debt                                                                  37,410          49,495
Less current installments                                                              7,274           9,589
                                                                                ----------------------------
Long-term debt, less current installments                                         $   30,136      $   39,906
                                                                                ============================

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

            On November  22,  1996,  the Company and the CKE Group  executed an Amended and Restated
Credit Agreement (the "Restated Credit  Agreement")  thereby  completing a restructuring of the debt under the Loan Agreement.  The Restated Credit Agreement consolidated all of the debt under the Loan
Agreement  and the  Credit  Line into a single  obligation.  At the time of the  restructuring,  the outstanding  principal  balance  under the Loan  Agreement  and the Credit  Line was $35.8  million.
Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1)
year until July 31, 1999,  and the interest  rate payable to the CKE Group on the  indebtedness  was reduced  to a fixed  rate of 13% (the  effective  interest  rate on this  obligation  including  the amortization of $6.9 million in deferred loan costs is 20.1%). In addition,  all principal  payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax  others  and to  eliminate  approximately  $4.3  million  in cash loan fees  under the Loan
Agreement.  The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term  revolving  line of credit of up to $2.5  million,  also at a fixed interest rate of 13% (the "Secondary Credit Line").  In consideration  for the  restructuring, the Restated Credit Agreement required the Company to issue to the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the  approximate  market price of the common stock prior to the  announcement  of the debt transfer.  As of September 8, 1997, the Company has reduced the principal balance under the Restated
Credit  Agreement by $9.4 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain  closed  restaurant  sites to third  parties.  Additionally,  the Company  utilized $10.5 million of the proceeds from the February 21, 1997,  private  placement  which is described later in this section for these principal reduction payments.  Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the  requirement to make any of the regularly  scheduled  principal payments under the Restructured  Credit Agreement which would have otherwise become due in fiscal year 1997 through maturity. The Amended and Restated
Credit  Agreement  provides  however,  that 50% of any future asset sales must be utilized to prepay principal.

            The  Company has  outstanding  promissory  notes in the  aggregate  principal  amount of approximately  $3.8 million at  September 8, 1997 and $3.5 million at October 9, 1997 (the  "Notes")




payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville
Twin Drive-Through Partners,  L.P. ("N.T.D.T.").  The Company had agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately  1.9 million shares of Common  Stock and the Note issued to NTDT in exchange for a  convertible  note in the same principal  amount and  convertible  into  approximately  614,000  shares of Common Stock pursuant to purchase agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued will be  determined by the market price of the  Company's  stock.  The
Company was not able to consummate these transactions as originally scheduled.  Pursuant to the most recent  amendment,  consummation  of the  Rall-Folks,  RDG and NTDT  purchases  is to occur prior to
December 16,  November 25, and  November  15,  1997,  respectively,  subject to extension in certain cases.  The Company does not currently  have  sufficient  cash available to pay one or more of these notes if required to do so.


NOTE 3:     STOCKHOLDERS' EQUITY

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

            On August 6, 1997,  the 87,719 shares of preferred  stock were  converted into 8,771,900 shares of the  company's  common  stock,  valued at  $9,999,966.  In  accordance  with the agreement underlying  the Private  Placement  (the  "Private  Placement  Agreement"),  the company also issued
610,514 shares of common stock as a dividend  pursuant to the liquidation  preference  provisions of the Private  Placement  Agreement,  valued at $696,000 to the holders of the preferred stock used in the Private Placement.

            At the Company's  Annual Meeting of  Stockholders  held on August 6, 1997,  stockholders approved an  amendment  to the  Company's  Certificate  of  Incorporation  increasing  the number of authorized shares of common stock from 100,000,000 to 150,000,000 shares.


NOTE 4:     STOCK OPTION PLANS

            In August  1991,  the  Company  adopted the 1991 stock  option  plan,  as  amended,  for employees whereby incentive stock options,  non-qualified  stock options,  stock appreciation rights and  restrictive  shares can be granted to eligible  salaried  individuals.  The plan was amended on
August 6, 1997 by the approval of the  stockholders  to increase the number of shares subject to the plan from 3,500,000 to 5,000,000.

            In 1994, the Company adopted the 1994 stock option plan for non-employee  directors,  as amended (The "Directors  Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the  Company's  stockholders  to increase the number of shares  subject to the  Directors  plan from
200,000 to 5,000,000.  The Directors  Plan  provided for the  automatic  grant to each  non-employee director  upon  election to the Board of Directors of a  non-qualified,  ten-year  option to acquire shares of the Company's common stock,  with the subsequent  automatic grant on the first day of each fiscal  year  thereafter  during the time such  person is serving as a  non-employee  director  of a non-qualified  ten-year option to acquire additional shares of common stock. One-fifth of the shares of common stock subject to each initial  option grant become  exercisable  on a cumulative  basis on each of the first five anniversaries of the grant of such option.  One-third of the shares of common stock subject to each subsequent  option grant become  exercisable on a cumulative  basis on each of the first three  anniversaries of the date of the grant of such option.  Each non-employee  director serving on the Board as of July 26,  1994  received  options to  purchase  12,000  shares.  Each new non-employee director elected or appointed subsequent to that date also received options to purchase
12,000 shares.  Each non-employee  director has also received  additional  options to purchase 3,000 shares of common stock on the first day of each fiscal year.  On August 6, 1997 the  Directors  Plan was amended to provide: (i) an increase in the option grant to new non-employee directors to 100,000 shares,  (ii) an  increase  in the annual  option  grant to 20,000  shares and (iii) the grant of an option to purchase 300,000 shares to each non-employee  director who was a Director both immediately prior to and following the effective date of the amendment.

            Both the 1991 Stock Option Plan and the Directors  Plan provide that the shares  granted come from the Company's  authorized but unissued or reacquired  common stock.  The exercise price of the  options  granted  pursuant  to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant.  An option may vest and be  exercisable  immediately as of the date of the grant and no option will be  exercisable  and will  expire  after ten years from the date granted.

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

            During the quarter ended March 24, 1997, the Company granted 285,000 options pursuant to the terms of the 1991 Employee Stock Option Plan referenced above and the Company granted options to purchase a total of 500,000 shares of its common stock as part of compensation  packages for two new executive officers,  which options were not granted pursuant to the terms of the 1991 Employee Stock
Option Plan.  During the quarter ended June 16, 1997,  12,000  options were granted  pursuant to the terms of the Directors Plan and during the quarter ended September 8, 1997, 1.6 million options were granted pursuant to the terms of the Directors Plan..

            The Company has  adopted  the  disclosure-only  provisions  of  Statement  of  Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock  Based  Compensation."   Accordingly,   no
compensation  cost has been  recognized for the stock option plans.  Had  compensation  cost for the
Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1996 and each of the first three quarters of 1997  consistent with the provisions of SFAS No.
123, the Company's net earnings and earnings per share would have been reduced by approximately $1.4 million, $680,000, $43,000 and $1.0 million,  respectively,  on a pro forma basis. The fair value of each option  grant is estimated on the date of grant using the  Black-Scholes  option-pricing  model with the following weighted-average assumptions used for grants in 1996 and the first three quarters of fiscal 1997, respectively: dividend yield of zero percent for all periods; expected volatility of
64, 81, and 89 percent, risk-free interest rates of 6.5, 6.0, and 5.9 percent, and expected lives of
3.5, 2, and 2 years,  respectively.  The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.


NOTE 5:     INCOME TAXES

            The Company  recorded income tax benefits of $660,000 for the quarter ended September 8,
1997 and $8.6 million for the quarter ended  September 8, 1996, or 38.0% of the losses before income taxes. The Company then recorded valuation allowances of $660,000 and $10.3 million against deferred income tax assets as of September 8, 1997 and September 9, 1996  respectively.  The Company's  total valuation  allowances of $30.0 million as of September 8, 1997, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time.  Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.


NOTE 6:     LOSS PROVISIONS

            The Company recorded  accounting charges and loss provisions of $16.8 million during the
third  quarter  of  1996,  $2.1  million  of  which  consisted  of  various  selling,   general  and
administrative expenses. Provisions totalling $14.2 million to close 27 Restaurants,  relocate 22 of them ($4.2 million),  settle 16 leases on real property  underlying  these stores ($1.2 million) and sell land  underlying the other 11 Restaurants  ($307,000),  and  impairment  charges  related to an additional 28  under-performing  Restaurants  ($8.5 million) were recorded.  Included in general and administrative  expenses in the third quarter of 1996 are refinancing  costs of $845,775 recorded to expense  capitalized  loan  costs  incurred  in  connection  with  the  Company's  previous  lending arrangements  with its bank  group,  $499,644  in  unusual  bad debt  provisions,  and  $750,000  in provisions  for state sales tax audits.  A loss  provision of $500,000  was also  recorded to adjust
Champion's finished buildings inventory to fair market value.




NOTE 7:     SUBSEQUENT EVENT

            In October 1997, the Company and Rally's  Hamburgers,  Inc.  ("Rally's") entered into an employment agreement with James J. Gillespie,  effective November 10, 1997,  pursuant to which he is to serve as Chief Executive Officer of the Company and Rally's.  Mr. Gillespie is also to serve as a director of the Company and Rally's.  The term of employment is for two years,  subject to automatic renewal by the  Company and Rally's for  one-year  periods  thereafter,  at an annual base salary of
$282,500.  Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Rally's.  Upon execution of the  employment  agreement,  Mr.  Gillespie was granted an option to purchase  300,000  shares of Rally's  common  stock,  $.10 par value per share,  and is  entitled to receive,  on November 10, 1997, a signing  bonus of $50,000.  The option vests in three equal annual installments  commencing  on November 10, 1998;  provided,  that if the term of the agreement is not extended to November  10, 2000,  the option  shall  become  fully  vested on November 10, 1999.  Mr.
Gillespie is entitled to choose to participate in either the Company's or Rally's  employee  benefit plans and  programs  and is  entitled to  reimbursement  of his  reasonable  moving  expenses  and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated  without  cause,  he will be entitled to receive his base annual  salary,  and any earned unpaid bonus,  through the unexpired term of the agreement,  payable in a lump sum or as directed by
Mr. Gillespie.  Mr. Gillespie has agreed to keep  confidential all non-public  information about the
Company and Rally's  during the term of his  employment  and for a two-year  period  thereafter.  In addition,  Mr. Gillespie has agreed that he will not, during his employment,  engage in any business which is competitive with either the Company or Rally's. The Company and Rally's intend to share the costs associated with this agreement.













































ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Company  commenced  operations on August 1, 1987, to operate and franchise  Checkers double drive-thru Restaurants. As of September 8, 1997, the Company had an ownership interest in 232
Company-operated  Restaurants  and an additional 248 Restaurants  were operated by franchisees.  The
Company's  ownership  interest in the  Company-operated  Restaurants is in one of two forms: (i) the
Company owns 100% of the Restaurant (as of September 8, 1997,  there were 219 such  Restaurants) and
(ii) the Company owns a 10.55% to 65.83%  interest in a  partnership  which owns the  Restaurant  (a
"Joint Venture Restaurant") (as of September 8, 1997, there were 13 such Joint Venture Restaurants).

            The Company continues to see the positive effects of aggressive programs  implemented at the beginning of fiscal 1997 that are designed to improve food,  paper and labor costs.  These costs totalled 69.2%, 63.6% and 63.7% of net restaurant revenues in the first second and third quarters of
1997,  compared to 65.6%,  69.3%, 73.3% and 75.9% of net restaurant  revenues in the first,  second, third and fourth quarters of fiscal 1996.  These  improvements in costs were achieved despite a 6.4%
decrease  in Company  owned same store  sales in the third  quarter of 1997 as compared to the third quarter of the prior year.

            The Company was able to reduce food and paper costs by cooperating with CKE Restaurants,
Inc.  and Rally's  Hamburgers,  Inc.  to  leverage  the  purchasing  power of the three  entities to negotiate  improved terms for their  respective  contracts with suppliers.  The Company has achieved annualized saving in excess of $5.0 million.

            The Company has also  implemented  over 15 changes in restaurant  operations in order to lower labor and benefits costs.  These changes include adjusting the number of salaried managers per store,  creating an  incentive  program  targeting  profit,  closing one drive thru lane during slow periods and creating a labor matrix that guides the managers on proper staffing levels.

            In an effort to improve  sales,  the  Company is in the  process of creating a new brand identify  that will appeal to the heavy fast food users.  The  Company has  recently  selected a new advertising  agency that is working  with  management  to create a new  marketing  program that will emphasize the quality of the Company's  product while  distinguishing  it from its competitors.  The first advertising campaign using this strategy began on October 6, 1997.

            In addition,  the Company is seeking to improve sales by enhancing the experience of the customer when visiting a Checkers  Restaurant.  The Company and a franchisee  are currently  testing in-restaurant  dining areas in certain  restaurants.  The Company has also reintroduced the "mystery shop"  program  which  enables the  Company to evaluate  quality,  service  and  cleanliness  of its restaurants through a service which provides customers to perform such evaluations.

            The Company does not believe that its debt has a significant impact on current operating results.

            Although the Company's Restaurant operating margins for the first three quarters of 1997 were 37.2% higher than the  Restaurant  operating  margins for the first three quarters of 1996, the
Company intends to continue to implement programs to further improve those margins.

            In the  third  quarter  of  fiscal  1997,  the  Company,  along  with  its  franchisees, experienced a net increase of two operating Restaurants, compared to a net decrease of two operating
Restaurants in the third quarter of fiscal 1996.  Based on  information  obtained from the Company's franchisees,  in 1997,  the franchise  community  expects to open  approximately  30 new units.  The
Company does not currently expect significant further Restaurant closures, choosing instead to focus on improving Restaurant margins.

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

                                                                Quarter Ended                  Three Quarters Ended
                                                                 (Unaudited)                        (Unaudited)
                                                       ------------------------------------------------------------------
                                                         September 8,    September 9,     September 8,     September 9,
                                                                 1997            1996             1997             1996
                                                       ------------------------------------------------------------------
Revenues:
    Net restaurant sales                                        94.1%           94.0%            94.4%            93.9%
    Franchise revenues and fees                                  5.4%            5.3%             5.1%             5.3%
    Modular restaurant packages                                  0.5%            0.7%             0.5%             0.8%
                                                       ------------------------------------------------------------------

          Total revenue                                          100%            100%             100%             100%
Costs and Expenses:
    Restaurant food and paper costs (1)                         31.6%           35.6%            32.9%            34.6%
    Restaurant labor costs (1)                                  32.1%           37.7%            32.7%            35.8%
    Restaurant occupancy expense (1)                             9.1%            9.1%             8.5%             8.2%
    Restaurant depreciation and amortization (1)                 6.2%            5.9%             6.0%             5.6%
    Advertising expense (1)                                      5.2%            4.3%             5.1%             3.4%
    Other restaurant operating expense (1)                      10.1%           10.7%            10.0%             9.3%
    Costs of modular restaurant package revenues(2)             99.8%          154.7%            88.8%           154.5%
    Other depreciation and amortization                          1.6%            2.8%             1.5%             2.4%
    Selling, general and administrative expense                 10.3%           17.0%            10.2%            11.9%
    Impairment of long-lived assets                              0.0%           22.8%             0.0%             7.4%
    Losses on assets to be disposed of                           0.0%           15.4%             0.0%             5.0%
    Loss provision                                               0.0%            1.3%             0.0%             0.4%
                                                       ------------------------------------------------------------------
          Operating (loss) income                               (0.9%)         (57.4%)           (2.0%)          (19.3%)
                                                       ------------------------------------------------------------------
Other income (expense):
    Interest income                                              0.2%            0.3%             0.2%             0.5%
    Interest expense                                            (3.2%)          (3.6%)           (3.5%)           (3.4%)
    Interest - loan cost amortization                           (1.4%)          (0.2%)           (3.1%)           (0.1%)
    Minority interests                                          (0.0%)          (0.2%)           (0.1%)            0.0%
                                                       ------------------------------------------------------------------
       Loss before income tax benefit                           (5.3%)         (60.7%)           (8.3%)          (22.3%)
    Income tax expense (benefit)                                 0.0%          (4.6%)             0.0%             0.5%
                                                       ------------------------------------------------------------------
       Net loss                                                 (5.3%)         (65.4%)           (8.3%)          (22.8%)
                                                       ==================================================================
Preferred dividends                                              2.1%            0.0%             0.7%             0.0%
                                                       ------------------------------------------------------------------
Net loss to common shareholders                                 (7.4%)         (65.4%)           (9.0%)          (22.8%)
                                                       ==================================================================
Operating data:
    System-wide restaurant sales (in 000's):
       Company-operated                                     $  30,786       $  34,875         $ 94,987       $  107,193
       Franchised                                              43,226          44,491          124,485          133,788
                                                       ------------------------------------------------------------------
             Total                                          $  74,012          79,366         $219,472       $  240,981
                                                       ==================================================================

                                                                                                  1997             1996
                                                                                              ---------------------------
Average annual net sales per restaurant open for a full year (in 000's) (3):
    Company-operated                                                                              $612             $633
    Franchised                                                                                    $742             $787
    System-wide                                                                                   $677             $706
                                                                                              ---------------------------
Number of Restaurants (4)
    Company-operated                                                                               232              255
    Franchised                                                                                     248              250
                                                                                              ---------------------------
         Total                                                                                     480              505
                                                                                              ===========================


(1)  As a percent of net restaurant sales.
(2)  As a percent of Modular restaurant package revenues.
(3)  Includes sales of Restaurants open for entire trailing 13 period year including stores expected to be closes in the following year.
(4)  Number of Restaurants open at end of period.












COMPARISON OF HISTORICAL  RESULTS - QUARTER ENDED  SEPTEMBER 8, 1997 AND QUARTER ENDED  SEPTEMBER 9,
1996
            REVENUES.  Total  revenues  decreased  11.7%  to $32.7  million  for the  quarter  ended
September  8,  1997,   compared  to  $37.1  million  for  the  quarter  ended   September  9,  1996.
Company-operated  net  restaurant  sales  decreased  11.7% to $30.8  million for the  quarter  ended
September 8, 1997, from $34.9 million for the quarter ended September 9, 1996. Net restaurant  sales for comparable  Company-owned  Restaurants for the quarter ended  September 8, 1997,  decreased 6.4%
compared to the quarter ended  September 9, 1996.  Comparable  Company-owned  Restaurants  are those continuously  open during both  reporting  periods.  These  decreases  in net  restaurant  sales and comparable net  restaurant  sales are primarily  attributable  to a highly  competitive  environment during the third  quarter of 1997 and the  Company's  1997 focus on  reducing  Restaurants  costs of sales.

            Franchise  revenues  and fees  decreased  8.6% to $1.8  million  for the  quarter  ended
September 8, 1997, from $2.0 million for the quarter ended September 9, 1996. This was a result of a net decrease of two franchised restaurants and a decline in average franchise restaurant sales since
September  9,  1996.  The  Company  recognizes  franchise  fees as  revenues  when the  Company  has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

            Modular  restaurant  package revenues  decreased 39.1% to $150,000 for the quarter ended
September 8, 1997, from $247,000 for the quarter ended September 9, 1996. Modular restaurant package revenues are  recognized on the  percentage of completion  method during the  construction  process;
therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator.

            COSTS AND EXPENSES.  Restaurant  food and paper costs  totalled $9.7 million or 31.6% of net Restaurant sales for the quarter ended September 8, 1997,  compared to $12.4 million or 35.6% of net restaurant  sales for the quarter ended September 9, 1996. The actual decrease in food and paper costs was due primarily to the decrease in net restaurant sales while the decrease in these costs as a percentage of net  restaurant  sales was due to new purchasing  contracts  negotiated in the first quarter of 1997.

            Restaurant labor costs, which includes restaurant  employees' salaries,  wages, benefits and related  taxes,  totalled  $9.9 million or 32.1% of net  restaurant  sales for the quarter ended
September 8, 1997,  compared to $13.1 million or 37.7% of net restaurant sales for the quarter ended
September 9, 1996. The decrease in restaurant  labor costs as a percentage of net  restaurant  sales was due primarily to various Restaurant level initiatives implemented in the first quarter of 1997.

            Restaurant  occupancy  expense,  which  includes  rent,  property  taxes,  licenses  and insurance,  totalled $2.8 million or 9.1% of net restaurant sales for the quarter ended September 8,
1997,  compared to $3.2 million or 9.1% of net restaurant  sales for the quarter ended  September 9,
1996.  This  decrease in  restaurant  occupancy  costs was due  primarily  to a net  reduction of 23
Company-operated Restaurants since September 9, 1996.

            Restaurant  depreciation and amortization decreased 7.8% to $1.9 million for the quarter ended September 8, 1997, from $2.1 million for the quarter ended September 9, 1996, due primarily to fourth quarter 1996 impairments under the Statement of Financial  Accounting Standards No. 121 and a
net  decrease of 23  Company-operated  restaurants  from  September  9, 1996,  to September 8, 1997.
However,  as percentage of net restaurant  sales,  these expenses  increased to 6.2% for the quarter ended  September  8, 1997 from 5.9% for the quarter  ended  September 9, 1996 because of the greater relative decline in sales.

            Advertising  expense  increased to $1.6 million or 5.2% of net restaurant  sales for the quarter ended September 8, 1997,  from $1.5 million or 4.3% of net restaurant  sales for the quarter ended September 9, 1996. The percentage increase was due to higher sales volume in the third quarter of 1996 driven by a $.99 chicken sandwich promotion.

            Other restaurant  expenses includes all other Restaurant level operating  expenses other than food and paper costs, labor costs, and occupancy  expenses which includes supplies,  utilities, maintenance and other costs.  These expenses  totalled $3.1 million or 10.1% of net restaurant sales for the quarter ended September 8, 1997,  compared to $3.7 million or 10.7% of net restaurant  sales for the quarter  ended  September  9, 1996.  The actual  decrease  in these  expenses as well as the decrease as a percentage of net restaurant sales was primarily  related to tighter spending controls implemented in the second quarter of 1997.

            Costs of modular  restaurant  package  revenues  totalled  $150,000  or 99.8% of modular restaurant package revenues for the quarter ended September 8, 1997,  compared to $382,000 or 154.7%
of such  revenues  for the quarter  ended  September 9, 1996.  The  decrease in these  expenses as a percentage of modular  restaurant  package  revenues was  attributable to the elimination of various excess fixed costs in the first quarter of 1997.

            General and  administrative  expenses were $3.4 million or 10.3% of total revenues,  for the quarter  ended  September 8, 1997,  compared to $6.3 million or 17.0% of total  revenues for the quarter  ended  September  9, 1996.  Third  quarter 1996 general and  administrative  expenses  were increased by accounting charges of $2.1 million consisting of $499,644 in unusual bad debt expenses,
$750,000  provision for state sales tax audits and $845,775  write-off of capitalized costs incurred in connection  with the Company's  previous  lending  arrangements  with its bank group.  The actual decrease in normal recurring general and administrative expenses of $816,000 was mostly attributable to a reduction in corporate staffing early in 1997.

            OTHER ACCOUNTING  CHARGES AND LOSS PROVISIONS.  The Company recorded  accounting charges and loss  provisions  of $16.8  million  during  the third  quarter of 1996,  $2.1  million of which consisted of various  selling,  general and  administrative  expenses.  Provisions  totalling  $14.2 million  to close 27  Restaurants,  relocate  22 of them  ($4.2  million),  settle 16 leases on real property  underlying  these stores ($1.2 million) and sell land  underlying the other 11 Restaurants
($307,000),  and impairment charges related to an additional 28  under-performing  Restaurants ($8.5 million) were recorded. A loss provision of $500,000 was also recorded to adjust Champion's finished buildings inventory to fair market value.

            INTEREST EXPENSE.  Interest expense other than loan cost amortization  decreased to $1.0 million or 3.2% of total revenues for the quarter ended September 8, 1997, from $1.3 million or 3.6%
of total revenues for the quarter ended  September 9, 1996.  This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods.

            INCOME TAX BENEFIT.  Due to the loss for the quarter, the Company recorded an income tax benefit of $660,000  or 38.0% of the loss  before  income  taxes  which was  completely  offset by a deferred  income tax  valuation  allowance of $660,000 for the quarter  ended  September 8, 1997, as compared to an income tax benefit of $8.6 million or 38.0% of earnings  before income taxes,  offset by a deferred  income tax allowance of $10.3 million  resulting in a net tax expense of $1.7 million for the quarter ended  September 9, 1996.  The effective tax rates differ from the expected  federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET  LOSS.  The net  loss  for the  quarter  was $1.7  million.  The net loss to  common shareholders was $2.4 million or $.04 per share after deducting preferred  dividends.  This net loss was impacted by the expensing of $445,000 in deferred  loan costs in the quarter ended  September 8,
1997.  Net loss before tax,  impairment  of long-lived  assets,  losses on assets to be disposed of, accounting  charges and loss provisions and deferred loan cost amortization was $1.3 million or $.02 per share for the  quarter  ended  September  8,  1997,  and $5.7  million or $.11 per share for the quarter ended September 9, 1996, which resulted primarily from an increase in the average Restaurant margins,  decreases in general and administrative expenses and interest expense other than loan cost amortization, partially offset by a decrease in royalties and franchise fees.

COMPARISON OF HISTORICAL  RESULTS - THREE QUARTERS ENDED  SEPTEMBER 8, 1997 AND THREE QUARTERS ENDED
SEPTEMBER 9, 1996

            REVENUES.  Total revenues decreased 11.9% to $100.6 million for the three quarters ended
September  8, 1997,  compared to $114.2  million for the three  quarters  ended  September  9, 1996.
Company-operated  net restaurant sales decreased 11.4% to $95.0 million for the three quarters ended
September  8, 1997,  from  $107.2  million  for the three  quarters  ended  September  9, 1996.  Net restaurant sales for comparable Company-owned  Restaurants for the three quarters ended September 8,
1997,  decreased  9.5%  compared  to  the  three  quarters  ended  September  9,  1996.   Comparable
Company-owned Restaurants are those continuously open during both reporting periods. These decreases in net restaurant sales and comparable net restaurant  sales are primarily  attributable to a highly competitive  environment  during the first three  quarters of 1997 and the  Company's  1997 focus on cutting costs and developing a new advertising campaign for the remainder of 1997.

            Franchise revenues and fees decreased 15.7% to $5.1 million for the three quarters ended
September 8, 1997,  from $6.1 million for the three  quarters  ended  September 9, 1996.  This was a result of a net decrease of two franchised restaurants and a decline in average franchise restaurant sales since  September 9, 1996. The Company  recognizes  franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

            Modular  restaurant  package revenues decreased 44.7% to $494,000 for the three quarters ended  September 8, 1997,  from $893,000 for the three  quarters  ended  September 9, 1996.  Modular restaurant  package  revenues are  recognized  on the  percentage  of  completion  method during the construction  process;  therefore,  a substantial portion of the modular restaurant package revenues and costs are  recognized  prior to the opening of a Restaurant or shipment to a  convenience  store operator.

            COSTS AND EXPENSES.  Restaurant  food and paper costs totalled $31.2 million or 32.9% of net Restaurant  sales for the three quarters ended  September 8, 1997,  compared to $37.1 million or
34.6% of net restaurant sales for the three quarters ended September 9, 1996. The actual decrease in food and paper costs was due primarily to the decrease in net restaurant sales while the decrease in these costs as a percentage of net restaurant sales was due to new purchasing  contracts  negotiated in the first two quarters of 1997.

            Restaurant labor costs, which includes restaurant  employees' salaries,  wages, benefits and related taxes,  totalled  $31.0 million or 32.7% of net restaurant  sales for the three quarters ended  September 8, 1997,  compared to $38.3 million or 35.8% of net restaurant  sales for the three quarters  ended  September 9, 1996.  The decrease in  restaurant  labor costs as a percentage of net restaurant sales was due primarily to various Restaurant level initiatives  implemented in the first quarter of 1997.
                                         17

            Restaurant  occupancy  expense,  which  includes  rent,  property  taxes,  licenses  and insurance,  totalled  $8.0  million  or 8.5% of net  restaurant sales for the three  quarters  ended
September 8, 1997,  compared to $8.8 million or 8.2% of net restaurant  sales for the three quarters ended  September  9, 1996.  This  increase in  restaurant  occupancy  costs as a  percentage  of net restaurant  sales was due primarily to the decline in average net  restaurant  sales relative to the fixed and semi-variable  nature of these expenses and the acquisition of interests in 12 Restaurants in the high cost Chicago market in the third quarter of 1996.

            Restaurant  depreciation and  amortization  decreased 4.8% to $5.7 million for the three quarters ended  September 8, 1997, from $6.0 million for the three quarters ended September 8, 1996, due  primarily  to fourth  quarter 1996  impairments  under the  Statement  of Financial  Accounting
Standards No. 121 and a net decrease of 23  Company-operated  restaurants from September 8, 1996, to
September 8, 1997.  However, as percentage of net restaurant sales, these expenses increased to 6.0%
for the quarter ended September 8, 1997 from 5.6% for the quarter ended September 9, 1996 because of the greater relative decline in sales.

            Advertising  expense  increased to $4.8 million or 5.1% of net restaurant  sales for the three quarters ended  September 8, 1997,  from $3.6 million or 3.4% of net restaurant  sales for the three  quarters  ended  September  9,  1996.  The  increase  in this  expense  was due to  decreased utilization of coupons in lieu of advertising  dollars in 1997 and the first and second quarter 1996 capitalization of television production costs that were expensed later in 1996.

            Other restaurant  expenses includes all other Restaurant level operating  expenses other than food and paper  costs,  labor  costs,  rent and  occupancy  expenses  which  include  supplies, utilities,  maintenance  and other  costs.  These  expenses  totalled  $9.5  million or 10.0% of net restaurant  sales for the three quarters ended September 8, 1997,  compared to $10.0 million or 9.3%
of net restaurant  sales for the three  quarters ended  September 9, 1996. The increase in the three quarters ended September 8, 1997, as a percentage of net restaurant  sales was primarily  related to the decline in average net restaurant sales relative to the fixed and semi-variable  nature of these expenses,  and  increased  spending  on repair and  maintenance  as part of a program to improve the visual appeal of the restaurants.

            Costs of modular  restaurant  package  revenues  totalled  $439,000  or 88.8% of modular restaurant package revenues for the three quarters ended September 8, 1997, compared to $1.4 million or 154.7% of such revenues for the three  quarters  ended  September 9, 1996.  The decrease in these expenses as a percentage of modular  restaurant package revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

            General and administrative  expenses were $10.3 million or 10.2% of total revenues,  for the three quarters ended September 8, 1997, compared to $13.6 million or 11.9% of total revenues for the three quarters ended September 9, 1996. Third quarter 1996 general and  administrative  expenses were  increased by  accounting  charges of $2.1 million  consisting  of $499,644 in unusual bad debt expenses,  $750,000 provision for state sales tax audits and $845,775 write-off of capitalized costs incurred in connection with the Company's  previous  lending  arrangements  with its bank group. The actual decrease in normal recurring general and  administrative  expenses of $1.6 million was mostly attributable to a reduction in corporate staffing early in 1997. This reduction was partially offset by $350,000 of costs incurred as a result of terminated merger negotiations with Rally's Hamburgers,
Inc., resulting in a reported decrease of $1.2 million before 1996 accounting charges.

            OTHER ACCOUNTING  CHARGES AND LOSS PROVISIONS.  The Company recorded  accounting charges and loss  provisions  of $16.8  million  during  the third  quarter of 1996,  $2.1  million of which consisted of various  selling,  general and  administrative  expenses.  Provisions  totalling  $14.2 million  to close 27  Restaurants,  relocate  22 of them  ($4.2  million),  settle 16 leases on real property  underlying  these stores ($1.2 million) and sell land  underlying the other 11 Restaurants
($307,000),  and impairment charges related to an additional 28  under-performing  Restaurants ($8.5 million) were recorded. A loss provision of $500,000 was also recorded to adjust Champion's finished buildings inventory to fair market value.

            INTEREST EXPENSE. Interest expense other than loan cost amortization was $3.6 million or
3.5% of total revenues for the three  quarters ended  September 8, 1997, and $3.9 million or 3.4% of total revenues for the three quarters ended  September 9, 1996. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods,  partially offset by an increase in the Company's effective interest rates since the second quarter of 1996.

            INCOME TAX  BENEFIT.  Due to the loss for the three  quarters,  the Company  recorded an income tax benefit of $3.2  million or 38.0% of the loss before  income  taxes which was  completely offset by a deferred  income tax valuation  allowance of $3.2 million for the three  quarters  ended
September 8, 1997, as compared to an income tax benefit of $1.1 million or 38.0% of earnings  before income taxes,  offset a deferred income tax valuation  allowance of $10.3 million resulting in a net tax expense of $626,000 for the three  quarters  ended  September 9, 1996.  The  effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

            NET LOSS. The net loss for the three  quarters was $8.4 million.  The net loss to common shareholders was $9.1 million or $0.15 per share after deducting preferred dividends.  This net loss was  significantly  impacted by the expensing of $3.1 million in deferred loan costs and $350,000 in terminated merger costs in the three quarters ended September 8, 1997. Net loss before tax, deferred loan  cost  amortization,  terminated  merger  cost s and accounting charges and loss provisions was




$4.9 million or $.08 per share for the three quarters  ended  September 8, 1997, and $8.5 million or
$.16 per share for the three quarters ended  September 9, 1996. This decrease in net loss before tax and other above mentioned  charges was primarily  attributable to an increase in average  Restaurant margins and a decline in general and  administrative  expenses and interest  expense other than loan cost  amortization,  partially  offset by lower  levels of net  Restaurant  sales and a decrease  in royalties and franchise fees.


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

            On November  22,  1996,  the Company and the CKE Group  executed an Amended and Restated
Credit Agreement (the "Restated Credit  Agreement")  thereby  completing a restructuring of the debt under the Loan Agreement.  The Restated Credit Agreement consolidated all of the debt under the Loan
Agreement  and the  Credit  Line into a single  obligation.  At the time of the  restructuring,  the outstanding  principal  balance  under the Loan  Agreement  and the Credit  Line was $35.8  million.
Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1)
year until July 31, 1999,  and the interest  rate payable to the CKE Group on the  indebtedness  was reduced to a fixed rate of 13%. In addition,  all principal  payments  were  deferred  until May 19,
1997,  and the CKE Group agreed to eliminate  certain  financial  covenants,  to relax others and to eliminate approximately $4.3 million in cash loan fees under the Loan Agreement. The Restated Credit
Agreement  also  provided  that certain  members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the
"Secondary  Credit Line").  In consideration  for the  restructuring,  the Restated Credit Agreement required  the Company to issue to the members of the CKE Group  warrants to purchase an aggregate of
20 million shares of the Companys'  common stock at an exercise  price of $.75 per share,  which was the approximate market price of the common stock prior to the announcement of the debt transfer.  As of September  8, 1997,  the Company has reduced the  principal  balance  under the  Restated  Credit
Agreement by $9.4 million and has repaid the  Secondary  Credit Line in full. A portion of the funds utilized to make these  principal  reduction  payments were obtained by the Company from the sale of certain closed restaurant sites to third parties.  Additionally,  the Company utilized $10.5 million of the  proceeds  from the February 21, 1997,  private  placement  which is described  later in this section.  Pursuant to the Restated Credit  Agreement,  the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the  requirement  to make any of the  regularly  scheduled principal payments under the Restructured  Credit Agreement which would have otherwise become due in fiscal year 1997 through maturity.  The Amended and Restated Credit Agreement provides however, that
50% of any future asset sales must be utilized to prepay principal.

            The Company has  outstanding  promissory  notes in the aggregate  principal and interest amount of approximately $3.5 million as of October 9, 1997 (the "Notes") payable to Rall-Folks, Inc.
("Rall-Folks"),  Restaurant  Development  Group,  Inc.  ("RDG")  and  Nashville  Twin  Drive-Through
Partners,  L.P.  ("N.T.D.T.").  The Company had agreed to acquire the Notes issued to Rall-Folks and
RDG in consideration  of the issuance of an aggregate of approximately  1.9 million shares of Common
Stock and the Note issued to NTDT in exchange for a convertible  note in the same  principal  amount and convertible into  approximately  614,000 shares of Common Stock pursuant to purchase  agreements entered into in 1995 and subsequently  amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes.  Accordingly,  the actual number of shares to be issued will be determined by the market price of the Company's stock. The Company was not able to consummate these  transactions as originally  scheduled.  Pursuant to the most recent  amendment, consummation  of the  Rall-Folks,  RDG and NTDT purchases is to occur prior to December 16, November
25, and November 15, 1997, respectively, subject to extension in certain cases. The Company does not currently have sufficient cash available to pay one or more of these notes if required to do so.

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






            On August 6, 1997,  the 87,719 shares of preferred  stock were  converted into 8,771,900 shares of the  Company's  common  stock  valued at  $9,999,966.  In  accordance  with the  agreement underlying  the Private  Placement  (the  "Private  Placement  Agreement"),  the Company also issued
610,524 shares of common stock as a dividend  pursuant to the liquidation  preference  provisions of the Private Placement Agreement,  valued at $696,000 to the holders of the preferred stock issued in the Private Placement.

            In the fiscal year ended  December  30,  1996,  the Company  raised  approximately  $1.8 million from the sale of various of its assets to third parties,  including both personal and excess real property from closed or undeveloped Restaurant locations. Under the terms of the Loan Agreement and the Restated Credit Agreement, approximately 50% of those sales proceeds were utilized to reduce outstanding principal.  The Company also received $3.5 million in connection with the reduction of a note  receivable  which funds were generally used to supplement  working  capital.  During the first three  quarters  of 1997,  the  Company  sold nine  parcels of excess  real  property  and ten MRP's resulting in net proceeds to the Company of $3.1  million.  As of September 8, 1997 the Company owns or leases  approximately  39 parcels  of excess  real  property  which it  intends  to  continue  to aggressively  market to third parties,  and has an inventory of approximately 32 used MRP's which it intends to  continue  to  aggressively  market to  franchisees  and third  parties.  There can be no assurance that the Company will be successful in disposing of these assets,  and 50% of the proceeds from the sale of  excess  real  property  must be used to reduce  the  principal  balance  under the
Restated Credit Agreement.

            The  Company  has  negative  working  capital  of $14.5  million  at  September  8, 1997
(determined by subtracting  current  liabilities  from current  assets).  It is anticipated that the
Company will continue to have negative  working capital since  approximately  86.2% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses,  and property and equipment payables are current  liabilities of the Company.  The
Company has not reported a profit for any quarter since September 1994.

            The Company currently does not have significant development plans for additional Company
Restaurants during fiscal 1997.

            The  Company  implemented  aggressive  programs  at the  beginning  of fiscal  year 1997 designed to improve food, paper and labor costs in the  Restaurants.  These costs totalled 63.6% and
63.7% of net restaurant revenues in the second and third quarters of 1997, respectively, compared to
72.1% of net restaurant revenues in fiscal 1996, despite a 6.4% decrease in Company owned same store sales in the third quarter of 1997 as compared to the third  quarter of the prior year.  The Company also reduced the corporate and regional  staff by 32 employees in the beginning of fiscal year 1997.
Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative  toward  profitability,  but  there  can be no  assurance  that it will be able to do so.
Management believes that cash flows generated from operations, asset sales and the Private Placement should  allow the  Company  to  continue  to meet its  financial  obligations  and to pay  operating expenses.  The Company must,  however,  also successfully  consummate the purchase of the Rall-Folks
Notes,  the RDG Note and the NTDT Note for Common Stock.  If the Company is unable to consummate one or more of  those  transactions,  and if the  Company  is  thereafter  unable  to reach  some  other arrangements  with Rall Folks,  RDG or NTDT, the Company may default under the terms of the Restated
Credit Agreement.

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

ITEM 2.             CHANGES IN SECURITIES

            On August 6, 1997, the Shareholders of the Company approved the conversion of all 87,719 outstanding  shares of Series A Preferred  Stock.  Upon such approval,  the Series A Preferred Stock converted to 9,382,414 shares of the Company's common stock pursuant to the terms of the Certificate of Designation  of Series A Preferred  Stock of the Company filed with the Secretary of State of the
State of Delaware on February 18, 1997. The Company  claimed an exemption  under Section 4(2) of the
Securities Act of 1933.







ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        The Annual  Meeting  of  Stockholders  of the  Company  was held on August 6,  1997.  At the meeting, the following actions were taken by the stockholders:

1.      Burt  Sugarman  and Jean  Giles-Wittner  were elected as Directors to serve until the Annual
Meeting in the year 2000 and until  their  successors  are  elected  and  qualified  or until  their resignation, removal from office or death. The votes cast for and against each were as follows:

                 Name                    For               Against
            Burt Sugarman            47,610,065            703,792
            Jean Giles-Wittner       47,596,208            717,649

2.      A proposal to amend the Company's  Certificate of  Incorporation  to increase the authorized shares of the Company's Common Stock by 50,000,000  shares was approved.  The voting on the proposal was as follows:

            For:         46,247,839
            Against:      1,815,931
            Abstain:        250,087

3.      The Company's capital restructuring, including the conversion os Series A Preferred Stock in
Common Stock was ratified. The voting on the proposal was as follows:

            For:         17,975,302
            Against:      1,044,709
            Abstain:        336,594

4.      A proposal to amend the Company's 1991 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock subject to the Plan by 1,500,000  shares was  approved.  The voting on the proposal was as follows:

            For:         16,424,783
            Against:      2,428,224
            Abstain:        503,598

5.      A proposal to amend the Company's  1994 Stock Option Plan for  non-employee  Directors  (the
"Directors Plan") to increase the number of shares of Common Stock subject to the Director's Plan by
4,800,000, to specify certain additional automatic grants to non-employee Directors, to provide that future  options  granted under the  Director's  Plan will vest  immediately  and to provide that, in general,  options  granted under the Director's  Plan do not terminate if the grantee ceases to be a non-employee Director was approved. The voting in the proposal was as follows:

            For:        16,635,907
            Against:     2,268,045
            Abstain:       452,653

6.      The appointment of KPMG Peat Marwick as the Company's independent auditors for the year 1997 was ratified and approved. The voting on the proposal was as follows:

            For:          47,742,739
            Against:         295,187
            Abstain:         275,931


ITEM 5.             OTHER INFORMATION:

        In October  1997,  the Company and Rally's  Hamburgers,  Inc.  ("Rally's")  entered  into an employment  agreement with James J. Gillespie,  whereby,  effective November 10, 1997, Mr. Gillespie will serve as Chief Executive Officer,  and on the Boards of Directors,  of the Company and Rally's.
Mr. Gillespie served as President of the Applebee's Division of Apple South, Inc., franchisee of 254
Applebee restaurants from January to October 1997. Prior thereto, Mr. Gillespie served since 1976 in various  capacities  with Long John  Silver's  Inc.,  operator and  franchisor of Long John Silver's restaurants,  including as Senior Vice President - Franchise Operations and, prior to that position, as Divisional Vice  President,  Southwest  Division.  Checkers and Rally's intend to share the costs related to Mr. Gillespie's employment.









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




                                             Checkers Drive-In Restaurants, Inc.
                                             -----------------------------------
                                                       (Registrant)


Date:         October 22, 1997







                                             By: /s/ Joseph N. Stein
                                             -------------------------------------------------
                                             Joseph N. Stein
                                             Executive Vice President, Chief Financial Officer
                                             and Chief Accounting Officer








































                                     September 8, 1997 FORM 10-Q
                                 CHECKERS DRIVE-IN RESTAURANTS, INC.
                                            EXHIBIT INDEX







     Exhibit #                       Exhibit Description
     ---------                       -------------------



            27                       Financial Data Schedule (included in electronic filing only).

