Form 10-K
period 1997-12-29
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1998-03-30
CIK 879554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ----------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 29, 1997       Commission file number 0-19649

                       Checkers Drive-In Restaurants, Inc.
             (Exact name of Registrant as specified in its charter)

                     Delaware                              58-1654960
         (State or other jurisdiction of                (I.R.S. employer
         incorporation or organization)                identification no.)


         600 Cleveland Street, Eighth Floor
              Clearwater, Florida                                33755
         (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (813) 441-3500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 1998, was $54,260,752 based upon the reported closing sale price of such shares on the Nasdaq Stock Market's National Market for that date. As of March 16, 1998, there were 73,406,112 common shares outstanding.

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

     This document, including exhibits, contains 83 pages. The exhibit index is located on page 58.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                          1997 Form 10-K Annual Report
                          ----------------------------

                                TABLE OF CONTENTS
PART I
------
ITEM 1.       BUSINESS..................................................................................................  3

ITEM 2.       PROPERTIES................................................................................................ 12

ITEM 3.       LEGAL PROCEEDINGS......................................................................................... 12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................... 14

PART II
-------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS................................................................................................... 14

ITEM 6.       SELECTED FINANCIAL DATA................................................................................... 15

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..................................................................................... 16

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................ 24

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................... 25

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE...................................................................................... 52

PART III
--------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 52

ITEM 11.      EXECUTIVE COMPENSATION.................................................................................... 52

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................ 52

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................ 52

PART IV
-------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.......................................... 53

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

                  As of December 29, 1997, there were 479 Restaurants operating in the States of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, Washington D.C., in Puerto Rico and West Bank, Israel (230 Company-operated (including 12 joint ventured) and 249 franchised).

                  As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will generally end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

Recent Developments

                  Effective November 30, 1997, the Company entered into a management services agreement with Rally's Hamburgers, Inc. ("Rally's") pursuant to which the Company is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, the Company and Rally's share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that entering into the management services agreement and sharing certain executive officers will enable the Company and Rally's to take advantage of cost saving opportunities by facilitating the combination of administrative and operational functions. See "Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Consolidated Financial Statements set forth under "Item 8. Consolidated Financial Statements and Supplementary Data".

                  On December 18, 1997, Rally's acquired approximately 19.1 million shares of the Company's Common Stock pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc., Fidelity National Financial, Inc., GIANT GROUP, LTD., and other parties named in the Exchange Agreement. Rally's owns, operates and franchises approximately 477 double drive-thru restaurants primarily in the Midwest and the Sunbelt.

Restaurant Development and Acquisition Activities

                  During 1997, the Company opened one Restaurant, acquired or leased five Restaurants from franchisees, leased one Restaurant to a franchisee and closed seven Restaurants for a net reduction of two Company-operated Restaurants in 1997. Franchisees opened 24 Restaurants, leased one Restaurant from the Company, sold or transferred five Restaurants to the Company and closed 16 Restaurants for a net increase of three franchisee-operated Restaurants in 1997.

                  During 1997, the Company focused its efforts on existing operating markets of highest market penetration ("Core Markets"). It is the Company's intent in the future to continue that focus and to grow only in its Core Markets through acquisitions, new Restaurant openings or through other growth opportunities. The Company will continue to seek to expand through existing and new franchisees. From time to time, the Company may close or sell additional Restaurants when determined by management and the Board of Directors to be in the best interests of the Company.

                  Franchisees operated 249, or 52%, of the total Restaurants open at December 29, 1997. The Company's long-term strategy is for 60% to 65% of its Restaurants to be operated by franchisees. Because of the Company's limited capital resources, it will rely on franchisees for a larger portion of chain expansion to continue market penetration. The inability for franchisees to obtain sufficient financing capital on a timely basis may have a materially adverse effect on expansion efforts.

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

                  Restaurant Locations. As of December 29, 1997, there were 230 Restaurants owned and operated by the Company in 11 states and the District of Columbia (including 14 Restaurants owned by partnerships in which the Company has interests ranging from 10.55% to 65.83%) and 249 Restaurants operated by the Company's franchisees in 24 States, the District of Columbia , Puerto Rico and West Bank, Israel. The following table sets forth the locations of such Restaurants.

                                Company-operated
                                (230 Restaurants)



 Florida(135)                 Missouri(5)            Kansas(2)
 Georgia(37)                  Mississippi(5)          Delaware (1)
 Pennsylvania(13)             Tennessee(5)           New Jersey (4)
 Alabama(12)
 Illinois (11)

                              Franchised
                           (249 Restaurants)


 Florida(55)                  Texas(4)               New York(6)
 Illinois(24)                 New Jersey(10)         Puerto Rico(6)
 Georgia(48)                  Tennessee(5)           West Virginia(2)
 Alabama(20)                  Virginia(4)            Missouri(2)
 North Carolina(14)           Wisconsin (4)          Iowa(2)
 South Carolina(9)            Indiana(3)             Mississippi(1)
 Maryland(15)                 Michigan(3)            Washington D.C.(2)
 Louisana(9)                                         West Bank, Israel(1)


Of these Restaurants, 25 were opened in 1997 (one Company-operated and 24 franchised), two of which included fully equipped manufactured modular buildings, "Modular Restaurant Packages" ("MRP's"), produced by the Company and 14 of which included MRP's which were relocated from closed sites. The Company currently expects approximately 30 additional Restaurants to be opened in 1998 primarily by franchisees with substantially all of these Restaurants to include MRP's relocated from closed sites. If either the Company or the franchisee(s) are unable to obtain sufficient capital on a timely basis, the Company's ability to achieve its 1998 expansion plans may be materially adversely affected. The Company's growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated Restaurants primarily in its existing Core Markets and to further penetrate markets currently under development by franchisees, including select international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Site Selection. The Company believes that the location of a Restaurant is critical to its success. Management inspects and approves each potential Restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews competition and the sales and traffic counts of national and regional chain Restaurants operating in the area. Approximately 84% of Company-operated Restaurants are located on leased land and the Company intends to continue to use leased sites where possible. The Company believes that the use of the Modular Restaurant Package provides the Company and its franchisees with additional flexibility in the size, control and location of sites.

                  Restaurant Design and Service. The Restaurants are built to Company-approved specifications as to size, interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The Restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The Restaurants are less than one-fourth the size of the typical Restaurants of the four largest fast food hamburger chains (generally 760 to 980 sq. ft.) and require approximately one-third to one-half the land area (approximately 18,000 to 25,000 square feet). Substantially all of the Restaurants in operation consist of MRP's produced and installed by the Company. Prior to February 15, 1994, the MRP's were produced and installed by Champion Modular Restaurant Company, Inc., a Florida corporation ("Champion") and wholly-owned subsidiary of the Company. Champion was merged with and into the Company effective February 15, 1994. During periods when the Champion construction facility is operating at an efficient production level, the Company believes that utilization of a modular Restaurant building generally costs less than comparably built Restaurants using conventional, on-site construction methods. See discussion under "Restaurant Development Cost" below.

                  The Company's standard Restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the Restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the Restaurant as part of the exterior decor. Most Restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the Restaurant. Although a substantial proportion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the Restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each Restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the opportunity of increasing sales per hour, provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization. The Restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

                  Restaurant Development Costs. During the fiscal years ended December 29, 1997 and December 30, 1996 the average cost of opening a Company-operated Restaurant (exclusive of land costs) utilizing MRP's was $375,000 which included modular building costs, fixtures, equipment and signage costs, site improvement costs and various soft costs (e.g., engineering and permit fees). This average dropped 11.6% from 1995 due to the availability and use of used MRP's in 1996 and 1997. Future costs, after all remaining used MRP's are relocated, may be more consistent with that of prior years. During 1996 and 1997, there were no land acquisitions. During periods when the Champion construction facility is operating at an efficient production level, the Company believes that utilization of MRP's generally costs less than comparably built Restaurants using conventional, on-site construction methods. The Company believes it is even more cost effective to utilize used MRP's when available. At such time as there are no longer used MRP's available, but demand for new MRP's is not sufficient to allow the Champion construction facility to operate at an efficient level, it may become more cost effective to seek other manufacturers of

MRP's or to build restaurants utilizing conventional, on site construction methods.

                  Menu. The menu of a Restaurant includes hamburgers, cheeseburgers and bacon cheeseburgers, chicken, grilled chicken, hot dogs and deluxe chili dogs and specially seasoned french fries, as well as related items such as soft drinks, old fashioned premium milk shakes and apple nuggets. The menu is designed to present a limited number of selections to permit the greatest attention to quality, taste and speed of service. The Company is engaged in product development research and seeks to enhance the variety offered to consumers from time to time without substantially expanding the limited menu. In 1996, the Company and various franchise restaurants conducted a test of the Company's proprietary L.A. Mex mexican brand. The Company decided to discontinue the test in 1997.

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

                  Supervision and Training. The Company requires each franchisee and Restaurant manager to attend a comprehensive training program of both classroom and in-store training. The program was developed by the Company to enhance consistency of Restaurant operations and is considered by management as an important step in operating a successful Restaurant. During this program, the attendees are taught certain basic elements that the Company believes are vital to the Company's operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in and eventually manage an existing Company-operated Restaurant. After a Restaurant is opened, the Company continues to monitor the operations of both franchised and Company-operated Restaurants to assist in the consistency and uniformity of operation.

                  Advertising and Promotion. The Company communicates with its customers by employing a consistent and enticing approach to advertising and promoting its products. Using television and radio commercials where efficient and practical, as well as outdoor billboards and direct mail print advertising in less densely penetrated markets, the Company informs the public about their brand position and promotional product opportunities. When the customers arrive at the restaurant, they are exposed to readerboard messages, pole banners, menuboards, and value oriented extender cards, all of which work together to present a simple, unified and coherent selling message at the time they are making their purchase decisions. As of December 29, 1997, the Company and its franchisees were working together in four advertising co-ops covering 186 restaurants. The Company requires franchisees to spend a minimum of 4% of gross sales to promote their restaurants, which includes a combination of local store marketing and co-op advertising. In addition, each Company and franchise restaurant contributes to a National Production Fund that provides broadcast creative and point of purchase material production for each promotion. Ongoing consumer research is employed to track attitudes, brand awareness, and market share of not only Checkers' customers, but also of its major competitor's customers as well. In addition, customer focus groups and sensory panels are conducted in the Company's core markets to provide both qualitative and quantitative data. This research data is vital in creating a better understanding of the Company's short and long term marketing strategies.

         Brand Positioning: The Best Burger: The Company is in the process of establishing an overall brand positioning as serving the BEST hamburger in the fast food industry. This position will be supported by:

         A. A limited menu of the highest quality hamburgers/ cheeseburgers, chicken sandwiches, seasoned French fries, soft drinks and milk shakes, all deliverable in a double drive through format.
         B. A new, creative positioning has been established. "Fresh. Because we just made it.", allows the Company to take advantage of the consumers' understanding that their food has been freshly prepared, not retrieved from under a heat lamp or microwave oven and given to them.
         C. Television, radio, outdoor and direct mail print advertising designed to differentiate the Company from other fast food hamburger chains and to target heavy hamburger users.

                  The new brand positioning has been developed through extensive research with the core user of the Company's products, as well as other fast food hamburger users who might be convinced to become a loyal user. The long range benefit of such a positioning is believed to help the Company compete more favorably in an environment where quality and taste is much more difficult to deliver on a consistent basis by the major fast food competitors, given the operating systems of those competitors. Although good value and fast service are still important to consumers, the competitive environment has remained so price oriented in the past few years, that the Company's competitive advantage has been seriously eroded. Further, the over reliance on price has placed immense pressure on margins, as food, labor and other costs have continued to rise, while the Company's ability to raise prices in the aforementioned competitive climate has been restricted.

                  With a focus on a brand positioning that provides consumers what they say they want from a fast food hamburger chain--quality hamburgers, served quickly at a reasonable price--the Company believes it can begin to break the cycle of low price only promotions, differentiate itself from its competitors and improve sales and guest count trends over time.

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

                  Year 2000 Issues. Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. All major software systems of the Company are either in compliance with the Year 2000 or upgraded software packages are scheduled to be installed to meet that requirement. As a result, the Company expects these upgrades to cost approximately $100,000 and believes the Year 2000 will not have a negative effect on any major business process.

                  Joint Venture Restaurants. As of December 29, 1997, there were 12 Restaurants owned by 10 separate general and limited partnerships in which the Company owns general and limited partnership interests ranging from 10.55% to 65.83%, with other parties owning the remaining interests (the "Joint Venture Restaurants"). The Company is the managing partner of 11 of the 12 Joint Venture Restaurants. In all 12 Joint Venture Restaurants the Company receives a fee for management services of 1% to 2.5% of gross sales. In addition, all of the Joint Venture Restaurants pay the standard royalty fee of 4% of gross sales. The agreements for four of the Joint Venture Restaurants (excluding Illinois partnerships) in which the Company is the managing partner are terminable through a procedure whereby the initiating party sets a price for the interest in the joint venture and the other party must elect either to sell its interest in the joint venture or purchase the initiating party's interest at such price. Some, but not all of the partnership agreements also contain the right of the partnership to acquire a deceased individual partner's interest at the fair market value thereof based upon a defined formula set forth in the agreement. None of these partnerships have been granted area development agreements.

                  Inflation. The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

                  Seasonality. The seasonality of Restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While Restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

                  Strategy. In addition to the acquisition and development of additional Company-operated Restaurants, the Company encourages controlled development of franchised Restaurants in its existing markets as well as in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of Restaurants franchised and prior experience in operating fast food Restaurants. Franchisees operated 249, or 52%, of the total Restaurants open at December 29, 1997. The Company has acquired and sold, and may in the future acquire or sell, Restaurants from and to franchisees when the Company believes it to be in its best interests to do so. In the future, the Company's success will continue to be dependent upon its franchisees and the manner in which they operate and develop their Restaurants to promote and develop the Checkers concept and its reputation for quality and speed of service. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of Restaurants the franchisees currently anticipate to be opened in 1998 or that the franchisees will successfully develop or operate Restaurants in their franchise areas in a manner consistent with the Company's concepts and standards.

                  As a result of inquiries concerning international development, the Company may develop a limited number of international markets and has begun the process of registering its trademarks in various foreign countries. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard Area Development Agreement and Franchise Agreement in order to comply with laws and customs different from those of the United States. The Company has entered into a master Franchise Agreement for the Caribbean Basin and has granted a single franchise agreement for the West Bank in Palestine.

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

                  Franchise Agreements. The Unit Franchise Agreement grants to the franchisee an exclusive license at a specified location to operate a Restaurant in accordance with the Checkers(R) system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current Unit Franchise Agreement is generally 20 years. Upon expiration of a Unit Franchise Agreement, the franchisee will be entitled to acquire a successor franchise for the Restaurants on the terms and conditions of the Company's then current form of Unit Franchise Agreement if the franchisee remains in compliance with the Unit Franchise Agreement throughout its term and if certain other conditions are met (including the payment of a $6,000 renewal fee equal to 50% of the then current franchise fee).

                  In some instances, the Company grants to the franchisee the right to develop and open a specified number of Restaurants within a limited period of time and in a defined geographic area (the "Franchised Area") and thereafter to operate each Restaurant in accordance with the terms and conditions of a Unit Franchise Agreement. In that event, the franchisee ordinarily signs two agreements, an Area Development Agreement and a Unit Franchise Agreement. Each Area Development Agreement establishes the number of Restaurants the franchisee is to construct and open in the Franchised Area during the term of the Area Development Agreement (normally a maximum of five Restaurants) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the Restaurants is set forth in the Area Development Agreement. Of the 249 franchised Restaurants at December 29, 1997, 232 were being operated by multiple unit operators and 17 were being operated by single unit operators. The Company may terminate the Area Development Agreement of any franchisee that fails to meet its development schedule.

                  The Unit Franchise Agreement and Area Development Agreement require that the franchisee select proposed sites for Restaurants within the Franchised Area and submit information regarding such sites to the Company for its review, although final site selection is at the discretion of the franchisee. The Company does not arrange or make any provisions for financing the development of Restaurants by its franchisees. To the extent new or used MRP's are available for sale, and/or to the extent that the Company deems it feasible to begin constructing new MRP's again in the Champion construction facility, the Company will offer the franchisees an opportunity to buy a Modular Restaurant Package from the Company in those geographic areas where the Modular Restaurant Package can be installed in compliance with applicable laws. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its Restaurants from approved suppliers, all in accordance with the Company's specifications. The Company provides a training program for management personnel of its franchisees at its corporate offices. Under the terms of the Unit Franchise Agreement, the Company has adopted standards of quality, service and food preparation for franchised Restaurants. Each franchisee is required to comply with all of the standards for Restaurant operations as published from time to time in the Company's operations manual.

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

                  Franchise Fees and Royalties. Under the current Unit Franchise Agreement, a franchisee is generally required to pay application fees, site approval fees and an initial Franchise Fee together totaling $30,000 for each Restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an Area Development Agreement, the franchisee typically pays the Company a $5,000 Development Fee per store which will be applied to the Franchisee Fee as each Restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the Restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion

Manufacturing Operations

                  Strategy. Although the Company does not believe that the use of MRP's is critical to the success of any individual restaurant or the Company in general, the Company believes that the integration of its Restaurant operations with its production of Modular Restaurant Packages for use by the Company and sale to its franchisees provides it with a competitive advantage over other fast food companies that use conventional, on-site construction methods. These advantages include more efficient construction time, direct control of the quality, consistency and uniformity of the Restaurant image as well as having standard Restaurant operating systems. In addition, the Company believes the ability to relocate a Modular Restaurant Package provides greater economies and flexibility than alternative methods. The cost and construction time effeciencies may be significantly impacted by the Company's decision whether or not to resume construction of MRP's at its Champion construction facility. Due to the number of Modular Restaurant Packages currently available for relocation from closed Restaurant sites, it is not anticipated that any significant new construction of Modular Restaurant Packages will occur during fiscal year 1998. In the short term, the Company's construction facility located in Largo, Florida will be utilized to store and refurbish used Modular Restaurant Packages for sale to franchisees or others and use by the Company. The Company is evaluating other options in relation to the future use of this facility, which could include generating other outside business, leasing the facility or an eventual sale of the facility. Operation of the construction facility consists of five personnel, and substantially all of the labor in the manufacturing and refurbishment process is done through independent contractors, the number of which may be increased or decreased with demand.

                  Construction. The Champion construction facility is designed to produce a complete Modular Restaurant Package ready for delivery and installation at a Restaurant site. When the Champion construction is fully operational the Modular Restaurant Packages are built and refurbished using assembly line techniques and a fully integrated and complete production system. Each Modular Restaurant Package consists of a modular building complete with all mechanical, electrical and plumbing systems (except roof top systems which are installed at the site), along with all Restaurant equipment. The modular building is a complete operating Restaurant when sited, attached to its foundation and all utilities are connected. All

Modular Restaurant Packages are constructed in accordance with plans and specifications approved by the appropriate governmental agencies and are typically available in approximately eight (8) weeks after an executed agreement.

                  Capacity. As of December 29, 1997, the Company had five (5) substantially completed new Modular Restaurant Packages in inventory, one of which is under contract for sale to a franchisee. As of December 29, 1997, the Company had thirty-five (35) used Modular Restaurant Packages available for relocation to new sites, eight (8) of which have been moved to the Champion production facility for refurbishment, and twenty-seven (27) of which are at closed sites. Although the Company does not require a franchisee to use a Modular Restaurant Package, because of the expected benefits associated therewith, the Company anticipates that substantially all of the Restaurants developed by it or its franchisees in the immediate future will include Modular Restaurant Packages produced by the Company, or relocated from other sites. Modular Restaurant Packages from closed sites are being marketed at various prices depending upon age and condition.

                  Transportation and Installation of Modular Restaurant Packages. Once all site work has been completed to the satisfaction of the Company and all necessary governmental approvals have been obtained for installation of the Modular Restaurant, the Modular Restaurant Package is transported to such site by an independent trucking contractor. All transportation costs are charged to the customer. Once on the site, the Modular Restaurant Package is installed by independent contractors hired by the Company or franchisee, in accordance with procedures specified by the Company. The Company's personnel inspect all mechanical, plumbing and electrical systems to make sure they are in good working order, and inspect and approve all site improvements on new Modular Restaurant Packages sold by the Company. Used Modular Restaurant Packages are typically sold without warranties. Once a Modular Restaurant Package has been delivered to a site, it takes generally three (3) to four (4) weeks before the Restaurant is in full operation.

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

                  With respect to its Modular Restaurant Packages, the Company competes primarily on the basis of price and speed of construction with other modular construction companies as well as traditional construction companies, many of which have significantly greater resources than the Company. When the inventory of new and used MRP's is depleted, there is no assurance that the Company will again initiate new construction at its Champion construction facility thereby requiring the Company and its franchisees to purchase MRP's from other modular construction companies or to utilize conventional construction methods.

Employees

                  Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which Rally's Hamburgers, Inc., ("Rally's") will be managed and operated predominantly by the corporate management of the Company. Rally's, together with its franchisees, operates approximately 477 double drive-thru hamburger restaurants primarily in the Midwest and Sunbelt. In addition, the Company and Rally's share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer.

                  As of December 29, 1997, the Company employed approximately 5,000 persons in its Restaurant operations, approximately 800 of whom are Restaurant management and supervisory personnel and the remainder of whom are hourly Restaurant personnel. Of the approximately 165 corporate employees, five are involved in the manufacturing operation, approximately nine are in upper management positions and the remainder are professional and administrative or office employees.

                  The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. None of the Company's employees is covered by a collective bargaining agreement.

Trademarks and Service Marks

                  The Company believes its trademarks and service marks have significant value and are important to its marketing efforts. The Company has registered certain trademarks and service marks (including the name "Checkers", "Checkers BurgersoFriesoColas" and "Champ Burger" and the design of the Restaurant building) in the United States Patent and Trademark office. The Company has also registered the service mark "Checkers" individually and/or with a rectangular checkerboard logo of contiguous alternating colors to be used with Restaurant services in the states where it presently does, or anticipates doing, business. The Company has various other trademark and service mark registration applications pending. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

Government Regulations

                  The restaurant industry generally, and each Company-operated and franchised Restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the Federal Trade Commission and certain laws of States and foreign countries which govern the offer and sale of franchises, several of which are highly restrictive. Many State franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some States require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. A mandated increase in the minimum wage rate was implemented in both 1997 and 1996.

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

ITEM 2.           PROPERTIES.

                  Of the 230 Restaurants which were operated by the Company as of December 29, 1997, the Company held ground leases for 194 Restaurants and owned the land for 36 Restaurants. The Company's leases are generally written for a term of from five to twenty years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. Ground leases are treated as operating leases. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, the building, equipment and signs remain the property of the Company and can be removed from the site upon expiration of the lease. In the future, the Company intends, whenever practicable, to lease land for its Restaurants. For further information with respect to the Company's Restaurants, see "Restaurant Operations" under Item 1 of this Report.

                  The Company has 8 owned parcels of land and 31 leased parcels of land which are available for sale or sub-lease. Of these parcels, 30 are related to Restaurant closings as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The other nine parcels primarily represent surplus land available from multi-user sites where the Company developed a portion for a Restaurant and undeveloped sites which the Company ultimately decided it would not develop.

                  The Company's executive offices are located in approximately 19,600 square feet of leased space in the Barnett Bank Building, Clearwater, Florida. The Company's lease will expire on April 30, 1998. In order to accommodate additional staffing and on-site storage space needed as a result of the Management Services Agreement, (see Item 1. "Business Employees"), the Company has executed a five year lease with a new landlord for 26,500 square feet of office space and 6,000 square feet of adjoining warehouse space in Clearwater. The Company expects to relocate its executive office to this location by July, 1998.

                  The Company owns a 89,850 square foot facility in Largo, Florida. This includes a 70,850 square foot fabricated metal building for use in its Modular Restaurant manufacturing operations, and two buildings totaling 19,000 square feet for its office and warehouse operations. See "Manufacturing Operations" under Item 1 of this Report.

                  The Company also leases approximately 4,800 aggregate square feet in two regional offices.


ITEM 3.           LEGAL PROCEEDINGS

                  Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

                  In re Checkers Securities Litigation, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared
D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG Peat Marwick, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs sought to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and an unspecified amount of damages. Although the Company believed this lawsuit was unfounded and without merit, in order to avoid further expenses of litigation, the parties reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims-made basis up to a total of $950,000. The Company has agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement was approved by the Court on January 30, 1998.

                  Greenfelder et al. v. White, ,Jr., et al. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown,

Robert G. Brown and George W. Cook, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997 a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James
F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled Checkers Drive-In Restaurants, Inc. v. Power Burgers of Avon Park, Inc., Case No. 98-409-CIV-T-17A and Checkers Drive-In Restaurants, Inc. v. Powers Burgers, Inc, Case No. 98-410-CIV-T-26E. The Complaint seeks, inter alia, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions are currently pending. The Company believes the lawsuits initiated against the Company are without merit, and intends to continue to defend them vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

         Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services, Inc., et al. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled Tampa Checkmate Food Services, Inc., Checkmate Food Services, Inc. and Robert H. Gagne v. Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, James F. White, Jr., Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed an Answer to the Complaint. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services, Inc. and numbered as Case No. 97-738. The Adversary Complaint seeks a temporary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information

                  The Common Stock of the Company began trading publicly in the over-the-counter market on the Nasdaq Stock Market's National Market on November 15, 1991, under the symbol CHKR. The following table sets forth the high and low closing sale price of the Checkers Common Stock as reported in the Nasdaq National Market for the periods indicated:

                                             High                    Low
1997
  First Quarter                              $3.00                  $1.69
  Second Quarter                             $1.84                  $1.09
  Third Quarter                              $1.69                  $1.09
  Fourth Quarter                             $1.59                  $0.81



1996
 First Quarter                               $1.75                  $1.19
 Second Quarter                              $1.50                  $1.13
 Third Quarter                               $1.25                  $0.75
 Fourth Quarter                              $1.97                  $0.78

 Holders

                  At March 16, 1998, the Company had approximately 7,085 stockholders of record.

Dividends

                  Dividends are prohibited under the terms of the Company's major debt agreement. The Company has not paid or declared cash distributions or dividends (other than the payment of cash in lieu of fractional shares in connection with its stock splits). Any future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements, debt covenants and other relevant factors.

Recent Unregistered Sales

                  During fiscal year 1997, the Company has engaged in the following sales of its securities which were not registered under the Securities Act of 1933, and which have not been previously reported.

                  None

ITEM 6.           SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(in thousands, except per share data)

                  The selected historical consolidated Statement of Operations data presented for each of the fiscal years in the three-year period ended December 29, 1997 and Balance Sheet data as of December 29, 1997, and as of December 30, 1996, were derived from, and should be read in conjunction with, the audited consolidated financial statements and related notes of Checkers Drive-In Restaurants, Inc. and subsidiaries included elsewhere herein. The Statement of Operations data for the year ended January 2, 1995 and December 31, 1993 and Balance Sheet data as of January 1, 1996, January 2, 1995 and December 31, 1993 were derived from audited financial statements not included herein.

                  As of January 1, 1994, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will generally end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

                                                                           Fiscal Years Ending
                                                   ---------------------------------------------------------------
                                                     Dec. 29,      Dec. 30,     Jan. 1,       Jan. 2,      Dec. 31,
                                                        1997          1996        1996        1995          1993
                                                   ----------------------------------------------------------------
 Statements of Operations:
 -------------------------
 Net Operating Revenue                              $  143,893  $    164,960   $ 190,305   $  215,115   $  184,027
 Restaurant Operating Costs                         $  127,839  $    156,548   $ 167,836   $  173,087   $  124,384
 Cost of Modular Restaurant Package
    Revenues                                               618         1,704       4,854       10,485       20,208
 Other Depreciation and Amortization                     2,263         4,326       4,044        2,796        1,325
 General and Administrative Expense                     16,123        20,690      24,215       21,875       14,048
 SFAS 121 Impairment and Other Loss Provisions           1,027        23,905      26,572       14,771            -
 Interest Expense                                        8,650         6,233       5,724        3,564          556
 Interest Income                                           375           678         674          326          273
 Minority Interests in Income (Loss)                       (66)       (1,509)       (192)         185          342
 Income from Continuing Operations (Pretax)         $  (12,186)  $   (46,258)  $ (42,074)   $ (11,324)   $  23,437
 Income from Continuing Operations
    (Pretax) per Common Share                       $    (0.19)  $     (0.89)  $   (0.83)   $   (0.23)   $    0.49
 Balance Sheet:
 --------------
 Total Assets                                       $  115,401   $   136,110   $ 166,819    $ 196,770    $ 179,950
 Long-Term Obligations and Redeemable
    Preferred Stock                                 $   29,401   $    39,906   $  38,090    $  38,341    $  36,572
 Cash Dividends Declared per Common Share           $        -   $         -   $       -    $       -    $       -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

              The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru Restaurants. As of December 29, 1997, the Company had an ownership interest in 230 Company-operated Restaurants and an additional 249 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of December 29, 1997, there were 218 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of December 30, 1996, there were 12 such Joint Venture Restaurants). (See "Business Restaurant Operations - Joint Venture Restaurants" in Item 1 of this Report.)

              The Company realized significant reductions in food, paper and labor costs during 1997. These costs totaled 64.5% of restaurant revenues in 1997 versus 72.1% in 1996. This improvement in costs was achieved despite the 9.9% decline in comparable store sales in 1997 versus 1996. Management's efforts to improve food, paper, and labor costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Rally's Hamburgers, Inc. to leverage the purchasing power of the three entities to negotiate improved terms for their respective contacts with suppliers.

              As of March 1996, the Company had 53 Company and franchise Restaurants testing its proprietary L.A. Mex Mexican brand. Although initial sales were encouraging, the sales increases resulted in little or no contribution to the profitability of the test units. Additionally, speed of service was adversely impacted by the addition of the L.A. Mex products. As a result, the Company terminated the tests during the first two quarters of fiscal year 1997.

              Significant management changes have occurred since the end of the third quarter of fiscal year 1997. Effective November 10, 1997, C. Thomas Thompson resigned as the Company's Chief Executive Officer. On that same date, James J. Gillespie was appointed to serve as Chief Executive Officer of the Company and of Rally's Hamburgers, Inc. ("Rally's"). Mr. Thompson has retained his position on the Board of Directors of the Company. Effective December 15, 1997, Robert L. Purple was appointed Senior Vice President of Marketing and Steven M. Cohen was appointed Senior Vice President of Human Resources. Effective January 5, 1998 Richard A. Peabody was appointed Vice President and Chief Financial Officer, assuming the financial responsibilities previously held by Mr. Joseph N. Stein who retained his position as Executive Vice President and Chief Administrative Officer. On January 26, 1998 David M. Bunch was appointed Sr. Vice President of Real Estate Development. On February 23, 1998, Harvey Fattig was appointed Executive Vice President and Chief Operating Officer of the Company and of Rally's.

              Early in fiscal 1997, the Company applied a marketing strategy that included a greater emphasis on the quality of the burgers and fries that the Company offers, and an increased emphasis on combo meals. The Company introduced a new advertising campaign in several Company-operated markets, as well as the Tampa co-op television markets in the fall of 1997. The campaign was based on strategic research, which confirmed the consumer belief in the freshly prepared quality of the products. The new creative, which features a "commercial within a commercial" focus, invites a customer to make his/her own commercial, since "we make everything fresh here at Checkers". Created by the Company's new advertising agency, Crispin, Porter and Bogusky out of Miami, Florida, the Company believes that these fun and engaging spots communicate the core belief of the consumer, and dovetail nicely into the broader strategic position of the best burger in the fast food industry. Television remains the primary advertising medium in the Company's core markets, while radio, outdoor and direct mail print provide the primary coverage in other, less efficient markets.

              In fiscal year 1997, the Company, along with its franchisees, experienced a net increase of one operating restaurant. In 1998, the franchise community has indicated an intent to open up to 30 new units and the Company intends to close fewer restaurants focusing on improving Restaurant margins. The franchise group as a whole continues to experience higher average per store sales than Company stores.

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

                                                                                  Fiscal Year Ended
                                                              -----------------------------------------------------------
                                                              Dec. 29,                  Dec. 30,                  Jan.1,
                                                                 1997                      1996                     1996
                                                              -----------------------------------------------------------
Revenues:
---------
  Restaurant Sales                                              94.3 %                     94.2 %                  93.9 %
   Royalties                                                     4.9 %                      4.5 %                   4.0 %
   Franchise Fees                                                0.3 %                      0.6 %                   0.5 %
   Modular Restaurant Packages                                   0.5 %                      0.7 %                   1.6 %
                                                              -----------------------------------------------------------
   Total Revenues                                              100.0 %                    100.0 %                 100.0 %
                                                              -----------------------------------------------------------
 Costs and Expenses:
 -------------------
   Restaurant Food and Paper Cost(1)                            32.1 %                     35.2 %                  35.7 %
   Restaurant Labor Costs(l)                                    32.4 %                     36.9 %                  32.6 %
   Restaurant Occupancy Expense(1)                               8.6 %                      8.3 %                   6.5 %
   Restaurant Depreciation and Amortization(1)                   6.1 %                      5.7 %                   6.0 %
   Advertising Expense(l)                                        5.0 %                      4.8 %                   4.5 %
   Other Restaurant Operating Expenses(l)                        9.9 %                      9.9 %                   8.7 %
   Cost of Modular Restaurant Package Revenues(2)               87.1 %                    141.8 %                 162.1 %
   Other Depreciation and Amortization                           1.6 %                      2.6 %                   2.1 %
   Selling, General and Administrative Expenses                 11.2 %                     12.5 %                  12.7 %
   Impairment of Long-lived Assets                               0.4 %                      9.0 %                   9.9 %
   Losses on Assets to be Disposed of                            0.2 %                      4.3 %                   1.7 %
   Loss provisions                                               0.1 %                      1.2 %                   2.3 %
                                                              -----------------------------------------------------------
   Operating Loss                                               (2.8)%                    (25.6)%                 (19.6)%

 Other Income (Expense):
 -----------------------
   Interest Income                                               0.3 %                      0.4 %                   0.4 %
   Interest Expense                                             (6.0)%                     (3.8)%                  (3.1)%
 Minority Interest in Earnings                                  (0.0)%                     (0.9)%                  (0.1)%
                                                              -----------------------------------------------------------
 Loss Before Income Tax Expense (Benefit)                       (8.5)%                    (28.0)%                 (22.1)%
 Income Tax Expense (Benefit)                                    0.0 %                      0.1 %                  (4.7)%
                                                              -----------------------------------------------------------
Net Loss                                                        (8.5)%                    (28.1)%                 (17.5)%
                                                              ===========================================================
Net Loss to Common Shareholders                                 (9.0)%                    (28.1)%                 (17.5)%
                                                              ===========================================================



                                                                               Fiscal Year Ended
                                                       -----------------------------------------------------------
                                                               Dec. 29,             Dec. 30,              Jan.1,
                                                                 1997                1996                  1996
                                                       -----------------------------------------------------------
Operating Data:
   System Wide Restaurant Sales (in 000's)
     Company Operated                                    $       135,710       $     155,392       $       178,744
     Franchise                                           $       174,600       $     172,566       $       190,151
                                                       -----------------------------------------------------------
Total                                                    $       310,310       $     327,958       $       368,895
                                                       ===========================================================

 Average Annual Net Sales Per Restaurant Open
 For A Full Year (in 000's)(3):
   Company Operated                                      $           586       $         651       $          721
   Franchised                                            $           737                 755                  814
                                                       -----------------------------------------------------------
   System Wide                                           $           661       $         699       $          765
                                                       -----------------------------------------------------------

Number of Restaurants (4)
   Company Operated                                                  230                 232                  242
   Franchised                                                        249                 246                  257
                                                       -----------------------------------------------------------
   Total                                                             479                 478                  499
                                                       ===========================================================



------------------------------------------------------------
(1)     As a percent of Restaurant sales.
(2)     As a percent of Modular Restaurant Package revenues.
(3) Includes sales for Restaurants open for entire trailing 13 periods, and stores expected to be closed in the following year.
(4)     Number of Restaurants open at end of period.

Comparison of Historical Results - Fiscal Years 1997 and 1996

                  Revenues. Total revenues decreased 12.8% to $143.9 million in 1997 compared to $165 million in 1996. Company-operated restaurant sales decreased 12.7% to $135.7 million in 1997 from $155.4 million in 1996. The decrease resulted partially from a net reduction of 2 Company-operated Restaurants since December 30, 1996. Comparable Company-operated Restaurant sales for the year ended December 29, 1997, decreased 9.9% as compared to the year ended December 30, 1996, which includes those Restaurants open at least 26 periods. These decreases in restaurant sales and comparable Restaurant sales is primarily attributable to a highly competitive environment during 1997 and the Company's focus on cutting costs while developing a new marketing strategy.

                  Franchise revenues and fees decreased 10.7% to approximately $7.5 million in 1997 from approximately $8.4 million in 1996. An actual decrease of $503,000 was a direct result of one fewer franchised Restaurant opening as well as a decline in comparable franchise restaurant sales of 5.9% during 1997, and a decline in the weighted average royalty rate charge due to openings in Puerto Rico, as well as certain discounting of fees on non-standard Restaurant openings. The remaining decrease of $390,000 is due to the recording of revenue from terminations of Area Development Agreements during the year ended December 30, 1996. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

                  MRP revenues decreased 40.9% to $710,000 in 1997 compared to $1.2 million in 1996 due to decreased sales volume of MRP's to the Company's franchisees which is a result of franchisees sales of used MRP's and the Company's efforts to refurbish and sell its inventory of used MRP's from previously closed sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues. MRP revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of MRP revenues are recognized prior to the opening of a Restaurant.

                  Costs and expenses. Restaurant food ($40.6 million) and paper ($3.0 million) costs totaled $43.6 million or 32.1% of restaurant sales for 1997, compared to $54.7 million ($49.5 million food costs; $5.2 million, paper costs) or 35.2% of restaurant sales for 1996. The dollar decrease in food and paper costs was due primarily to the decrease in restaurant sales while the decrease in these costs as a percentage of restaurant sales was due to new purchasing contracts negotiated in early 1997.

                  Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $43.9 million or 32.4% of restaurant sales for 1997, compared to $57.3 million or 36.9% of restaurant sales for 1996. The decrease in restaurant labor costs as a percentage of restaurant sales was due primarily to various Restaurant level initiatives implemented in the first quarter of 1997, partially offset by a minimum wage increase in 1997.

                  Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $11.7 million or 8.6% of restaurant sales for 1997, compared to $12.9 million or 8.3% of restaurant sales for 1996. The increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the decline in average restaurant sales relative to the fixed nature of these expenses and also higher average occupancy costs resulting from the acquisition of interests in 12 Restaurants in Chicago, Illinois in July, 1996.

                  Restaurant depreciation and amortization decreased 6.0% to $8.3 million for 1997, from $8.8 million for 1996, due primarily to 1996 impairments recorded under Statement of Financial Accounting Standards No. 121 and the impact of Restaurant closures during late 1996 and early 1997. However, as a percentage of restaurant sales, these expenses increased to 6.1% in 1997 from 5.7% in 1996 due to the decline in average restaurant sales.

                  Advertising expense decreased to $6.8 million or 5.0% of restaurant sales for 1997 which did not materially differ from the $7.4 million or 4.8% of restaurant sales spent for advertising in 1996.

                  Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses which declined consistently with sales declines, totaled $13.5 million or 9.9% of restaurant sales for 1997 compared to $15.3 million or 9.9% of restaurant sales for 1996, resulting primarily from Restaurant closures in late 1996 and early 1997.

                  Costs of MRP revenues totaled $618,000 or 87.1% of MRP revenues for 1997, compared to $1.7 million or 141.8% of such revenues for 1996. The decrease in these expenses as a percentage of MRP revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

                  General and administrative expenses decreased to $16.1 million or 11.2% of total revenues in 1997 from $20.7 million or 12.5% of total revenues in 1996. The 1997 general and administrative expenses were increased by accounting charges of $314,000 for severance and relocations. The 1996 general and administrative expenses were increased by accounting charges of $3.6 million consisting of $1.1 million in unusual bad debt expenses and other, $750,000 provisions for state sales tax audits, $925,000 for severance and relocation and a $845,000 write-off of capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group. The actual decrease in normal recurring general and administrative expenses before 1996 and 1997 accounting charges of $1.3 million was mostly attributed to a reduction in corporate staffing early in 1997.

                  Accounting Charges and Loss Provisions. During the fourth quarter of 1997, the Company recorded accounting charges and loss provisions of $1.3 million, to accrue for severance and relocations ($314,000) to impair goodwill associated with one under-performing store ($565,000) , to provide for additional losses on assets to be disposed due to certain sublease properties being converted to surplus ($312,000), and a provision for the aging of Champion inventories ($150,000).

                  The Company recorded accounting charges and loss provisions of $16.8 million during the third quarter of 1996, $2.1 million of which consisted of various selling, general and administrative expenses ($500,000 provision for bad debt, a $750,000 provision for state sales tax audits and refinancing costs of $845,000 were recorded to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group.). Provisions totaling $14.2 million to close 27 restaurants, relocate 22 of them ($4.2 million), settle 16 leases on real property underlying these stores ($1.2 million) and sell land underlying the other 11 restaurants ($307,000), and impairment charges related to an additional 28 under-performing restaurants ($8.5 million) were recorded. A loss provision of $500,000 was also recorded to reserve for Champion's finished buildings inventory as an adjustment to fair market value.

                  Additional accounting charges and loss provisions of $12.8 million were recorded during the fourth quarter of

1996, $1.5 million of which consisted of various selling, general and administrative expenses (including $579,000 for severance, $346,000 for employee relocations, bad debt provisions of $366,000 and $204,000 for other charges). Provisions totaling $7.7 million, including $1.4 million for additional losses on assets to be disposed of, $5.4 million for impairment charges related to 9 under-performing restaurants received by the Company through a July 1996 franchisee bankruptcy action and $393,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a $1.1 million provision for loss on the disposal of the L.A. Mex product line, workers compensation accruals of $1.1 million (included in restaurant labor costs), adjustments to goodwill of approximately $510,000 (included in other depreciation and amortization) and approximately a $453,000 charge for the assumption of minority interests in losses on joint-venture operations as a result of the receipt by the Company of certain assets from the bankruptcy of a franchisee.

                  Interest expense. Interest expense other than loan cost amortization decreased to $5.0 million or 3.5% of total revenues in 1997 from $6.1 million or 3.7% of total revenues in 1996. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods, partially offset by an increase in the Company's effective interest rates since the second quarter of 1996. Loan cost amortization increased by $3.5 million from $159,000 in 1996 to $3.7 million in 1997 due to the November 22, 1996 capitalization of deferred loan costs and $9.7 million in unscheduled principal reductions in early 1997.

                  Income tax expense (benefit). There were no net taxes after valuation allowances for 1997. Due to the loss for 1996, the Company recorded an income tax benefit of $18.0 million or 38.9% of the loss before income taxes and recorded a deferred income tax valuation allowance of $18.1 million, resulting in a net tax expense of $151,000 for 1996. The effective tax rates differ from the expected federal tax rate of 35.0% due primarily to state income taxes.

                  Net loss. As stated above earnings were significantly impacted by the loss provisions and the write-downs associated with SFAS 121 in 1997 and in 1996. Net loss before tax and the provisions (provisions totaled $1.3 million in 1997 and $29.6 million in 1996) was $10.9 million or $.17 per share for 1997 and $16.7 million or $.32 per share for 1996, which resulted primarily from an increase in the net Restaurant margins, decreases in depreciation and amortization, general and administrative expenses, and interest expense other than loan cost amortization, partially offset by a decrease in royalties and franchises fees and an increase in loan cost amortization.

Comparison of Historical Results - Fiscal Years 1996 and 1995

                  Revenues. Total revenues decreased 13.3% to $165.0 million in 1996 compared to $190.3 million in 1995. Company-operated restaurant sales decreased 13.1% to $155.4 million in 1996 from $178.7 million in 1995. The decrease resulted partially from a net reduction of 10 Company-operated Restaurants since January 1, 1996. Comparable Company-operated Restaurant sales for the year ended December 30, 1996, decreased 9.7% as compared to the year ended January 1, 1996, which includes those Restaurants open at least 13 periods. These decreases in restaurant sales and comparable Restaurant sales is primarily attributable to continuing sales pressure from competitor discounting, severe weather in January and February of 1996 and the inability of the Company to effect a competitive advertising campaign during fiscal 1996.

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

                  MRP revenues decreased 59.9% to $1.2 million in 1996 compared to $3.0 million in 1995 due to decreased sales volume of MRP's to the Company's franchisees which is a result of a slow down in franchisee Restaurant opening activity. Also, the Company made a concerted effort to refurbish and sell its inventory of used MRP's from previously closed sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues. MRP revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of MRP revenues are recognized prior to the opening of a Restaurant.

                  Costs and expenses. Restaurant food ($49.5 million) and paper ($5.2 million) costs totaled $54.7 million or 35.2% of restaurant sales for 1996, compared to $63.7 million ($57.6 million food costs; $6.1 million, paper costs) or 35.7% of restaurant sales for 1995. The decrease in food and paper costs as a percentage of restaurant sales was due primarily to decreases in beef costs and paper costs experienced by the Company during fiscal 1996, partially offset by various promotional discounts in the final two quarters of 1996.

                  Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $57.3 million or 36.9% of restaurant sales for 1996, compared to $58.2 million or 32.6% of restaurant sales for 1995. The increase in restaurant labor costs as a percentage of restaurant sales was due primarily to the decline in average restaurant sales relative to the semi-variable nature of these costs; a high level of turnover in the regional management positions, which caused inconsistencies in the management of labor costs in the Restaurants; increase in labor costs resulting from the L.A. Mex dual brand test; and increase in the federal minimum wage rate. The decrease in actual expense was caused by a reduction in the variable portion of labor expenses as sales declined.

                  Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $12.9 million or 8.3% of restaurant sales for 1996, compared to $11.6 million or 6.5% of restaurant sales for 1995. This increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the decline in average restaurant sales relative to the fixed nature of these expenses and also higher average occupancy costs resulting from the acquisition of interests in 12 Restaurants in Chicago, Illinois.

                  Restaurant depreciation and amortization decreased 16.9% to $8.8 million for 1996, from $10.6 million for 1995, due primarily to late 1995 and 1996 impairments recorded under Statement of Financial Accounting Standards No. 121 which was adopted as of January 1, 1996.

                  Advertising decreased to $7.4 million or 4.8% of restaurant sales for 1996 which did not materially differ from the $8.1 million or 4.5% of restaurant sales spent for advertising in 1995.

                  Other restaurant expenses includes all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other costs which includes utilities, maintenance and other costs. These expenses totaled $15.3 million or 9.9% of restaurant sales for 1996 compared to $15.6 million or 8.7% of restaurant sales for 1995. The increase for 1996 as a percentage of restaurant sales, was primarily related to the decline in average restaurant sales relative to the fixed and semi-variable nature of many expenses.

                  Costs of MRP revenues totaled $1.7 million or 141.8% of MRP revenues for 1996, compared to $4.9 million or 162.1% of such revenues for 1995. The decrease in these expenses as a percentage of MRP revenues was attributable to a third quarter 1995 accounting charge of $500,000 to write-down excess work in process buildup and a reduction in direct and indirect labor in early 1996.

                  General and administrative expenses decreased to $20.7 million or 12.5% of total revenues in 1996 from $24.2 million or 12.7% of total revenues in 1995. The decrease in these expenses was primarily attributable to a decrease in corporate overhead costs as a result of the Company's restructuring during 1995 and early 1996.

                  Accounting Charges and Loss Provisions. The Company recorded accounting charges and loss provisions of $16.8 million during the third quarter of 1996, $2.1 million of which consisted of various general and administrative expenses ($500,000 provision for bad debt, a $750,000 provision for state sales tax audits and refinancing costs of $845,000 recorded to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group). Provisions totaling $14.2 million to close 27 restaurants, relocate 22 of them ($4.2 million) settle 16 leases on real property underlying these stores ($1.2 million) and sell land underlying the other 11 restaurants ($307,000), and impairment charges related to an additional 28 under-performing restaurants ($8.5 million) were recorded. A loss provision of $500,000 was also recorded to reserve for Champion's finished buildings inventory as an adjustment to fair market value.

                  Additional accounting charges and loss provisions of $12.8 million were recorded during the fourth quarter of 1996, $1.5 million of which consisted of various general and administrative expenses (including $579,000 for severance, $346,000 for employee relocations, bad debt provisions of $366,000 and $204,000 for other charges). Provisions totaling $7.7 million, including $1.4 million for additional losses on assets to be disposed of, $5.4 million for impairment charges related to 9 under-performing restaurants received by the Company through a July 1996 franchisee bankruptcy action and $393,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a $1.1 million provision for loss on the disposal of the L.A. Mex product line, workers compensation accruals of $1.1 million (included in restaurant labor costs), adjustments to goodwill of approximately $510,000 (included in other depreciation and amortization) and approximately a $453,000 charge for the assumption of minority interests in losses on joint-venture operations as a result of the receipt by the Company of certain assets from the bankruptcy of a franchisee.

                  Third quarter 1995 accounting charges and loss provisions of $8.8 million consisted of $2.9 million in various selling, general and administrative expenses (write-off of $1.2 million in receivables, accruals for $125,000 in recruiting fees, $304,000 in relocation costs, $274,000 in severance pay, $101,000 in state taxes, reserves of $700,000 for legal settlements, the write-off of a $263,000 investment in an apparel company); $3.2 million to provide for restaurants relocation costs, write-down and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1.5 million for workers compensation exposure included in restaurant labor costs and $185,000 in other charges, net, including the $499,000 write-down of excess work in progress inventory costs and a minority interest credit of $314,000.

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

                  Interest expense. Total interest expense increased to $6.2 million or 3.8% of total revenues in 1996 from $5.7 million or 3.0% of total revenues in 1995. This increase was due to the Company's 1996 debt restructuring and related amortization of deferred loan costs.

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

                  Net loss. As stated above earnings were significantly impacted by the loss provisions and the write-downs associated with SFAS 121 in 1996 and in 1995. Net loss before tax and the provisions (provisions totaled $29.6 million in 1996 and $31.6 million in 1995) was $16.7 million or $.32 per share for 1996 and $10.5 million or $.21 per share for 1995, which resulted primarily from a decrease in the average Restaurant sales and margins, and a decrease in royalties and franchise fees, offset by a decrease in depreciation and amortization and general and administrative expenses.

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

                  On July 29, 1996, the debt under the Loan Agreement and Credit Line was acquired from the Bank Group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). On November 14, 1996, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, Fidelity National Financial, Inc. ("Fidelity") and KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD., CKE, Fidelity and GIANT are the largest stockholders of Rally's Hamburgers, Inc.

                  On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit

Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one
(1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Company common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $9.7 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement as described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restructured Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

                  The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 29, 1997, the Company was in violation of the consolidated EBITDA covenant. The violation was primarily due to the Company recording certain accounting charges and loss provisions in period 13 of fiscal 1997, as discussed in Note 8 to the consolidated financial statements (see Item
8). The Company received a waiver for period 13 of fiscal 1997 and for periods one and two of fiscal 1998. The Company expects to cure the covenant violation for period three of fiscal 1998 due to the effect of period 13 of fiscal 1997 no longer impacting the trailing three period reporting calculation. Consequently the debt obligation has been classified as a long-term obligation as of December 29, 1997.

                  On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $19.5 million in proceeds from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced the Company's interest payments by more than $1.3 million on an annualized basis.

                  During 1997, the Company acquired the minority share of one joint-venture restaurant, the operations and certain of the equipment including one MRP associated with five operating franchise restaurants and one closed franchise having an aggregate fair value of $1.4 million. Total consideration consisted of net cash disbursements totaling $282,000, the assumption of $803,000 in long-term debts and capital leases, other accruals of $95,000, relief of minority interests of $372,000, forgiveness of receivables of $114,000, and distribution of property of $438,000. As a result of this transaction, goodwill of $831,000 was recorded.

                  On August 6, 1997, the 87,719 shares of preferred stock were converted into 8,771,900 shares of the Company's common stock valued at $10 million. In accordance with the agreement underlying the Private Placement (the "Private Placement Agreement"), the Company also issued 610,524 shares of common stock as a dividend pursuant to the liquidation preference provisions of the Private Placement Agreement, valued at $696,000 to the holders of the preferred stock issued in the Private Placement.

                  At November 14, 1997, the effective date of the Company's Registration Statements on Forms S-4, the Company had outstanding promissory notes in the aggregate principal amount of approximately $3.2 million (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. (N.T.D.T."). The Company agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 1.9 million shares of Common Stock and the Note issued to NTDT in exchange for a series of convertible notes in the same aggregate principal amount and convertible into approximately 614,000 shares of Common Stock pursuant to agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued was to be determined by the market price of the Company's stock. Consummation of the Rall-Folks, RDG, and NTDT purchases occurred on November 24, and December 5, and November 24, 1997, respectively.

                  During December 1997 and January 1998, the Company issued an aggregate of 2,943,752 shares of Common

Stock to Rall-Folks, RDG and NTDT in payment of $3.2 million of principal and accrued interest relating to the Note. In January 1998, the Company issued 279,868 share of Common Stock to Rall-Folks pursuant to the purchase price protection provisions of Note re-purchase agreement with the Company.
Rall-Folks has completed the sale of all of the Company's Common Stock issued to it and on March 6, 1998 the Company paid $86,000 in cash to Rall-Folks in full settlement of all obligations of the Company to Rall-Folks. NTDT has also completed the sale of all of the Company's Common Stock issued to it pursuant to the terms of it's Note re-purchase agreement with the Company. The Company owes approximately $57,000 to NTDT in accrued interest and to cover the deficiency pursuant to the price protection provisions of it's Note re-purchase agreement with the Company. The Company intends to satisfy all of its obligations in connection with the NTDT transactions prior to April 30, 1998. RDG has not yet completed the sale of all of the Company's Common Stock issued to it in December 1997 and January 1998. Based upon the closing price of the Company's stock on March 25, 1998, upon the issuance and sale of the remaining Common Stock available to be issued to RDG pursuant to the registration statement, the Company does not anticipate that any amounts required to be paid to satisfy it's obligations to RDG under it's Note re-purchase agreement will have a material financial impact to the Company.

                  The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1998.

                  On December 18, 1997, Rally's Hamburgers, Inc. a Delaware corporation ("Rally's") acquired approximately 19.1 million shares of the common stock, $.001 par value per share of the Company, pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc., Fidelity National Financial, Inc., GIANT GROUP LTD and the other parties named in the Exchange Agreement.

                  The Company has negative working capital of $14.2 million at December 29, 1997 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 88% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has not reported a profit for any quarter since September 1994. As of January 26, 1998, $1.2 million in restricted cash balances were relieved for the Company's use as the funds have been guaranteed by a letter of credit from a bank.

                  The Company implemented aggressive programs at the beginning of fiscal year 1997 designed to improve food, paper and labor costs in the Restaurants. These costs totaled 64.5% of net restaurant revenues in 1997, compared to 72.1% of net restaurant revenues in fiscal 1996, despite a 9.9% decrease in Company owned comparable store sales in 1997 as compared to the prior year. The Company reduced the corporate and regional staff by 32 employees in the beginning of fiscal year 1997 and consummated the purchase of the Rall-Folks Notes, the RDG Note and the NTDT Note in December 1997 and January 1998.

                  Additionally, effective November 30,1997, the Company entered into a Management Services Agreement with Rally's whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes the income generated by this agreement has enabled the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses.

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

ITEM 7A.          QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


        (1) Financial Statements. The Company's Financial Statements included in
Item 8 hereof, as required, consist of the following:

                                                                                         Page
                                                                                         ----
       Independent Auditors Report                                                         26
       Consolidated Balance Sheets - December 29, 1997 and December 30, 1996               27
       Consolidated Statements of Operations -
          Years ended  December 29, 1997, December 30, 1996 and January 1, 1996            29
       Consolidated Statements of Stockholders' Equity -
          Years ended December 29, 1997,  December 30, 1996 and January 1, 1996            30
       Consolidated Statements of Cash Flows -
          Years ended December 29, 1997, December 30, 1996 and January 1, 1996             31
       Notes to Consolidated Financial Statements -
          Years ended December 29, 1997, December 30, 1996 and January 1, 1996             33


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc. and Subsidiaries:

                   We have audited the consolidated financial statements of Checkers Drive-In Restaurants, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

                   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 29, 1997 and December 30, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK, LLP
Tampa, Florida
February 27, 1998

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                     ASSETS


                                                                      December 29,             December 30,
                                                                         1997                      1996
                                                                 -------------------------------------------
Current assets:

Cash and cash equivalents
   Restricted                                                      $          2,555         $          1,505
   Unrestricted                                                               1,366                    1,551
Accounts receivable, net                                                      1,175                    1,544
Notes receivable                                                                265                      214
Inventories                                                                   2,222                    2,261
Property and equipment held for resale                                        4,332                    7,608
Income taxes receivable                                                           -                    3,514
Deferred loan costs - (note 1)                                                1,648                    2,452
Prepaid expenses and other current assets                                       309                      306
                                                                 -------------------------------------------
Total Current Assets                                                         13,872                   20,955

Property and equipment, net                                                  87,889                   98,189
Goodwill and non-compete
    agreements, net of accumulated amortization of $5,014
    in 1997 and $4,186 in 1996 (notes 1 and 6)                               11,520                   12,284
Deferred loan costs - less current portion (note 1)                           1,099                    3,900
Notes receivable - long term portion                                            381                        -
Deposits and other noncurrent assets                                            640                      782
                                                                 -------------------------------------------
                                                                   $        115,401         $        136,110
                                                                 ===========================================



See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                      LIABILITIES AND STOCKHOLDERS'EQUITY

                                                                      December 29,                 December3O,
                                                                         1997                         1996
                                                                 ---------------------------------------------
Current liabilities:
  Short term debt (note 3)                                        $                -           $        2,500
  Current installments of long term debt (note 3)                              3,484                    9,589
  Accounts payable                                                             8,186                   15,142
  Accrued wages, salaries, and benefits                                        2,528                    2,528
  Reserve for restructuring, Restaurant relocations and
     abandoned sites (note 8)                                                  2,159                    2,799
  Accrued liabilities                                                         11,408                   13,784
  Deferred franchise fee income                                                  260                      337
                                                                 --------------------------------------------
 Total current liabilities                                                    28,025                   46,679

 Long-term debt, less current installments (note 3)                           29,401                   39,906
 Deferred franchise fee income                                                   346                      466
 Long-term reserves for Restaurant relocations
   and abandoned sites                                                           581                    1,001
 Minority interests in joint ventures                                            966                    1,455
 Other noncurrent liabilities                                                  5,710                    6,263
                                                                 --------------------------------------------
Total liabilities                                                             65,029                   95,770
                                                                 --------------------------------------------

 Stockholders'equity (note 7):
  Preferred stock, $.001 par value, Authorized 2,000,000
    shares, no shares outstanding                                                  -                        -
  Common stock, $.001 par value, authorized 100,000,000 shares,
    72,755,031 and 51,768,480 shares issued and outstanding at
    December 29, 1997 and December 30, 1996, respectively                         73                       52
  Additional paid-in capital                                                 112,536                   90,339
  Warrants (notes 7 and 1O)                                                    9,463                    9,463
  Retained (deficit) earnings                                                (71,300)                 (59,114)
                                                                 --------------------------------------------
                                                                              50,772                   40,740

Less treasury stock, at cost, (578,904 shares)                                   400                      400
                                                                 --------------------------------------------

Net stockholders'equity                                                       50,372                   40,340
                                                                 --------------------------------------------

                                                                 --------------------------------------------
Commitments and related party transactions (notes 5 and 9)        $          115,401           $      136,110
                                                                 ============================================



See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)


                                                                                        Fiscal Years Ended
                                                                      --------------------------------------------------------
                                                                         December 29,         December 30,         January l,
                                                                            1997                 1996                1996
                                                                      --------------------------------------------------------
Revenues:
  Net Restaurant sales                                               $   135,710       $      155,392        $        178,744
  Franchise revenues and fees                                              7,474                8,367                   8,567
  Modular restaurant packages                                                710                1,202                   2,994
                                                                      --------------------------------------------------------
    Total revenues                                                       143,894              164,961                 190,305
                                                                      --------------------------------------------------------

 Costs and expenses:
  Restaurant food and paper costs                                         43,625               54,707                  63,727
  Restaurant labor costs                                                  43,919               57,302                  58,245
  Restaurant occupancy expenses                                           11,706               12,926                  11,562
  Restaurant depreciation and amortization                                 8,313                8,848                  10,650
  Advertising expense                                                      6,820                7,420                   8,087
  Other restaurant operating expenses                                     13,457               15,345                  15,565
  Cost of modular restaurant package revenues                                618                1,704                   4,854
  Other deprecation and amortization                                       2,263                4,326                   4,044
  General and administrative expenses                                     16,123               20,690                  24,215
  Impairment of long-lived assets (notes 1 and 8)                            565               14,782                  18,935
  Losses on assets to be disposed of (note 8)                                312                7,131                   3,192
  Loss provisions (note 8)                                                   150                1,992                   4,445
                                                                      --------------------------------------------------------
     Total cost and expenses                                             147,871              207,173                 227,521
                                                                      --------------------------------------------------------
     Operating loss                                                       (3,977)             (42,212)                (37,216)
                                                                      --------------------------------------------------------
 Other income (expense)
    Interest income                                                          375                  678                     674
    Interest expense                                                      (5,000)              (6,074)                 (5,436)
    Interest expense - loan cost amortization                             (3,650)                (159)                   (288)
                                                                      --------------------------------------------------------
  Loss before minority interest and
    income tax expense (benefit)                                         (12,252)             (47,767)                (42,266)
  Minority interest in (losses) earnings                                     (66)              (1,509)                   (192)
                                                                      --------------------------------------------------------
  Loss before income tax expense (benefit)                               (12,186)             (46,258)                (42,074)
  Income tax expense (benefit) (note 4)                                        -                  151                  (8,855)
                                                                      --------------------------------------------------------
 Net loss                                                             $  (12,186)       $     (46,409)        $       (33,219)
                                                                      ========================================================
 Preferred dividends                                                         696                    -                       -
 Net loss to common shareholders                                      $  (12,882)       $     (46,409)        $       (33,219)
                                                                      ========================================================
 Basic earnings (loss) per common share                               $    (0.20)       $       (0.90)        $         (0.65)
                                                                      ========================================================
 Diluted earnings (loss) per common share                             $    (0.20)       $       (0.90)        $         (0.65)
                                                                      ========================================================
 Weighted average number of common shares
     outstanding-basic and diluted                                        63,390               51,698                  50,903
                                                                      ========================================================


See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years ended December 29, 1997, December 30, 1996 and January 1, 1996
                             (Dollars in thousands)

                                                                        Additional              Retained                   Net
                                                   Preferred    Common    Paid-In               Earnings    Treasury   Stockholders
                                                     Stock      Stock     Capital    Warrants  (Deficit)      Stock      Equity
                                                   ---------------------------------------------------------------------------------

 Balance at, January 2, 1995                            $  -  $ 50    $ 89,022     $     -     $ 20,515     $ (400)   $ 109,187
 Issuance of 178,273 shares of common stock
   at $2.24 per share to acquire territory rights          -     0         400           -            -          -          400
 Issuance of I 1 8,740 shares of common stock at
   $2.20 per share to acquire a promotional apparel
   company                                                 -     0         260           -            -          -          260
 Issuance of 126,375 shares of connnon stock at
   $2.19 per share to acquire a Restaurant                 -     0         276           -            -          -          276
 Issuance of 907,745 shares of common stock as
   consideration for Restaurant acquisition (note 6)       -     1          55           -            -          -           56
 Issuance of 8,377 shares of common stock at
   $1.91 per share to pay consulting fees                  -     0          16           -            -          -           16
 Warrants issued in settlement of
   litigation                                              -     -           -       3,000            -          -        3,000
 Net loss                                                  -     -           -           -      (33,219)         -      (33,219)
                                                   ---------------------------------------------------------------------------------
 Balance at, January 1, 1996                               -    52      90,029       3,000      (12,705)      (400)      79,976
 Issuance of 200,000 shares of common stock at
   $1.14 as payment on long-term debt                      -     0         222           -                       -          222
 Issuance of 40,000 shares of common stock at
   $1.19 per share to pay consulting fees                  -     0          47           -                       -           47
 Warrants issued to investor group                         -     -           -       6,463                       -        6,463
 Employee stock options vested upon severance              -     -          41           -                       -           41
 Net loss                                                  -     -           -           -     (46,409)          -      (46,409)
                                                   ---------------------------------------------------------------------------------
Balance at, December 30, 1996                             -    52      90,339       9,463     (59,114)       (400)      40,340
 Private placement of 8,981,453 shares of common
   stock and 87,719 shares of preferred stock              0     9      19,373           -           -           -       19,382
 Exercise of employee stock option for 125 shares
   of common stock                                         -     -           0           -           -           -            0
 Conversion of preferred stock to common stock            (0)    9         (9)           -           -           -            0
 Issuance of 1, 1 16,376 shares of common stock
   in payment of long term debt and accrued interest       -     1       1,271           -           -           -        1,272
 Issuance of 192,308 shares of common stock
   in payment of long term debt                            -     0         196           -           -           -          196
 Issuance of 1,093,124 shares of common stock
   in payment of long term debt and accrued interest       -     0       1,174           -           -           -        1,175
 Issuance of 220,751 shares of common stock
   in payment of long term debt and accrued interest       -     0         192           -           -           -          192
 Net loss                                                  -     -           -           -     (12,186)          -      (12,186)
                                                   ---------------------------------------------------------------------------------
Balances, December 29,1997                              $  -  $ 73    $112,536     $ 9,463   $ (71,300)     $ (400)   $  50,372
                                                   =================================================================================

See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            Fiscal Year Ended
                                                                         ---------------------------------------------------
                                                                             December 29,       December 30,      January l,
                                                                                1997               1996            1996
                                                                         ---------------------------------------------------
 Cash flows from operating activities:
    Net loss                                                               $   (12,186)       $  (46,409)        $  (33,219)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
       Depreciation and amortization                                             10,576            13,173             14,694
       Impairment of long-lived assets                                             565            15,282             18,935
       Provision for losses on assets to be disposed of                            312             7,132              3,192
       Provision for bad debt                                                    1,013             1,311              2,261
       Deferred loan cost amortization                                           3,650             1,300                  -
       Loss provisions                                                             150             1,991              3,800
       Gain on extinguishment of debt                                             (359)                -                  -
       (Gain) loss on sale of property & equipment                                 243               (75)               126
       Minority interests in losses                                                (66)           (1,509)              (192)
       Other                                                                         -                 -                  -
    Change in assets and liabilities:
       Increase in receivables                                                  (1,501)             (474)            (1,126)
       Decrease in notes receivables                                               133             3,012                  -
       Decrease (increase) in inventories                                          170               346               (588)
       Decrease in costs and earnings in excess
             of billings on uncompleted contracts                                    -                 -              1,042
       Decrease (increase) in income tax receivable                              3,514              (242)            (1,713)
       Decrease (increase) in deferred income tax assets                             -             3,358             (3,358)
       (Increase) decrease in prepaid expenses                                    (105)              (90)               447
       Decrease (increase) in deposits and other noncurrent assets                 142              (309)              (103)
       (Decrease) increase in accounts payable                                  (6,608)            4,273             (2,811)
       (Decrease) increase in accrued liabilities                               (3,452)            2,525              4,457
       (Decrease) increase in deferred income                                     (197)             (261)               206
       Decrease in deferred income taxes liabilities                                 -                 -             (2,540)
                                                                                ---------------------------------------------
Net cash (used in) provided by operating activities                             (4,006)            4,334              3,510
                                                                                ---------------------------------------------
 Cash flows from investing activities:
    Capital expenditures                                                        (1,671)           (4,240)            (2,876)
    Proceeds from sale of assets                                                 4,166             1,813              5,502
    Increase in goodwill and noncompete agreements                                   -                (4)
    Acquisitions of restaurants, net cash paid                                    (282)             (200)               (64)
Net cash provided by (used in) investing                                        ---------------------------------------------
    activities                                                                  $2,213         $  (2,631)           $ 2,562
                                                                                ---------------------------------------------


See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                         Fiscal Year Ended
                                                                      --------------------------------------------------
                                                                            December 29,     December 30,     January l,
                                                                               1997             1996            1996
                                                                      --------------------------------------------------

Cash flows from financing activities:
    Proceeds from (payments of) issuance of short-term debt-net           $   (2,500)       $   1,500       $      1,000
    Proceeds from issuance of long-term debt                                       -                -              4,183
    Principal payments on long-term debt                                     (14,183)          (3,584)           (11,239)
    Net proceeds from sales of stock                                          19,414
    Proceeds from investment by minority interest                                  -              285                  -
    Distributions to minority interest                                           (73)            (212)              (164)
                                                                       --------------------------------------------------
         Net cash provided by (used in) financing activities                   2,658           (2,011)            (6,220)
                                                                       --------------------------------------------------

        Net increase (decrease) in cash                                          865             (308)              (148)
 Cash at beginning of period                                                   3,056            3,364              3,512
                                                                       --------------------------------------------------

 Cash at end of period                                                    $    3,921        $   3,056       $      3,364
                                                                       =================================================

Supplemental disclosures of cash flow information:

Interest paid                                                             $    5,399        $   5,842       $      5,065
Income taxes paid                                                                  -                -                182



Schedule of noncash investing and financing activities
   Note received on sale of assets                                        $      179        $       -       $      4,982
                                                                       =================================================
   Capital lease obligations incurred                                     $        -        $     225       $      5,000
                                                                       =================================================

 Acquisitions of restaurants:
     Fair value of assets acquired                                             1,360            9,902              3,046
     Receivables forgiven                                                       (114)          (5,429)                 -
     Reversal of deferred gain                                                     -            1,422                  -
     Liabilitiesassumed                                                         (898)          (5,695)            (1,989)
     Stock issued                                                                  -                                (993)
     Assets distributed                                                         (438)               -                  -
     Reduction of minority interest                                              372                -                  -
                                                                       --------------------------------------------------
       Total cash paid for the net assets acquired                        $      282        $     200       $         64
                                                                       =================================================
 Stock issued for repayment of debt and accrued interest                  $    2,901        $     228       $          -
                                                                       =================================================
Stock issued for payment of consulting fees                               $        -        $      48       $          -
                                                                       =================================================


See accompanying notes to consolidated financial statements.

               CHECKERS DRIVE-IN RESTAURANTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 29, 1997, December 30, 1996 and January 1, 1996
            (Tabular dollars in thousands, except per share amounts)

Note 1:           Summary of Significant Accounting Policies and Practices

a) Purpose and Organization - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At December 29, 1997 there were 479 Checkers Restaurants operating in 23 different states, the District of Columbia, Puerto Rico and Israel. Of those Restaurants, 230 were Company-operated (including thirteen joint ventures) and 249 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements. The consolidated financial statements also include the accounts of all of the Company's subsidiaries. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests.

b) Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to the States of Florida and Georgia for potential Workers' Compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release. As of January 26, 1998, $1.2 million in restricted cash balances were relieved for the company's use as the funds have been guaranteed by a letter of credit from a bank.

c) Receivables - Receivables consist primarily of royalties due from franchisees notes and accounts receivable from the sale of Modular Restaurant Packages. Allowances for doubtful receivables was $2.1 million at December 29, 1997 and $2.2 million at December 30, 1996.

d) Inventories - Inventories, which consist principally of food and supplies, are stated at the lower of cost, first-in, first-out (FIFO) method or market.

e) Pre-Opening Costs - Pre-opening costs are deferred and amortized over 12 months commencing with a Restaurant's opening. Such costs totaled $14,000 at December 30,1996 (none at December 29, 1997).

f) Deferred Loan Costs - Deferred loan costs of $6.9 million incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Notes 3 and 10) are being amortized on the effective interest method. During 1997, the Company expensed an additional $1.2 million of deferred loan costs due to unscheduled principal reductions made during 1997.

g) Property and Equipment - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

h) Goodwill and Non-Compete Agreements - Goodwill and non-compete agreements are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis (SFAS 121 impairments of goodwill were $565,000 in 1997, $4.6 million in 1996 and $5.8 million in 1995).

i) Revenue Recognition - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate Checkers Restaurants. Area development franchise fees are based on the number of potential Restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the Area Development Agreement between the Company and the franchisee and are recognized as income on a pro-rata basis when substantially all of the Company's obligations per location are satisfied (generally at the opening of a Restaurant). Both franchise fees and area development franchise fees are non-refundable. Franchise fees and area development franchises fees received prior to the substantial completion of the Company's obligations are deferred.

                  The Company receives royalty fees from franchisees, generally in the amount of 4% of each Restaurant's revenues. Royalty fees are recognized as earned. The Champion Modular Restaurant division recognizes revenues on the percentage-of-completion method, measured by the percentage of costs incurred to the estimated total costs of the contract.

j) Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

k) Earnings per Share - The Company calculates basic and diluted earning (loss) per share in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted earnings per share.

l) Stock Options - As discussed in Note 7, the Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

m) Impairment of Long Lived Assets - During the fourth quarter of 1995, the Company early adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121 during 1995, 1996 and in 1997, the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its limited operating history and the estimated useful life of its modular restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The Company recorded significant SFAS No. 121 impairment losses in 1995 and 1996 again in 1997 because sales continued to decline in each fiscal year, which necessitated a review of the carrying value of its assets. The effect of applying SFAS No. 121 resulted in a reduction of property and equipment and goodwill of $565,000 in 1997, $14.8 million in 1996 and $18.9 million in 1995.

n) Disclosures about Fair Values of Financial Instruments - The balance sheets as of December 29, 1997, and December 30, 1996, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and equivalents, receivables, accounts payable, and long-term debt which are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

o) New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes will be required. The Company believes that this standard will not have a material effect on the Company's financial statements.

                  In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related information" (Statement 131), was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement 131 will have material effect upon the Company's financial statements.

p) Use of Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

q) Year 2000 - In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather then four to define the applicable year. The total cost of the project is estimated to be $100,000 and will be funded through operating cash flows. The Company anticipates expensing all costs associated with these systems changes as the costs are incurred.

r) Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note 2:     Property and Equipment

            Property and equipment consists of the following:

                                     December 29,    December 30,   Useful Life
                                         1997            1996        In Years
                                     ------------------------------------------


Land and improvements              $   55,882   $      56,544         0-15
Buildings                              28,938          29,282        20-31.5
Equipment and fixtures                 45,362          46,286         5-10
                                   --------------------------
                                      130,182         132,112

Less accumulated
   depreciation and
   wnortization                        42,293          33,923
                                   --------------------------
                                   $   87,889   $      98,189
                                   ==========================

Note 3:     Long-Term Debt

            Long-term debt consists of the following:

                                                                                 December 29,      December 30,
                                                                                     1997             1996
                                                                                ------------------------------
 Notes payable under Loan Agreement                                             $      26,077  $        35,818
 Notes payable due at various dates, secured by buildings and equipment, with
   interest at rates primarily ranging from 9.0% to 15.83%, payable monthly             5,441            8,963
 Unsecured notes payable, bearing interest at rates ranging from prime to 18%               -            3,481
 Other, at interest rates ranging from 7.0% to 10.0%                                    1,367            1,233
                                                                                ------------------------------

 Total long-term debt                                                                  32,885           49,495
 Less current installments                                                              3,484            9,589
                                                                                ------------------------------
 Long-term debt, less current installments                                      $      29,401  $        39,906
                                                                                ==============================


                  Aggregate maturities under the existing terms of long-term debt agreements for each of the succeeding five years are as follows:


                  1998          $       3,484
                  1999          $      27,714
                  2000          $       1,215
                  2001          $         339
                  2002          $         133
                                -------------
                                $      32,885
                                =============


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

                  On July 29, 1996, the debt under the Loan Agreement and Credit Line was acquired from the Bank Group by an investor group led by an affiliate of DDJ Capital Management, LLC (collectively, "DDJ"). The Company and DDJ began negotiations for restructuring of the debt. On November 14, 1996, and prior to consummation of a formal debt restructuring with DDJ, the debt under the Loan Agreement and Credit Line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the fast food restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc., the parent of Carl Karcher Enterprises, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, as well as KCC Delaware, a wholly-owned subsidiary of Giant Group, Ltd., which is a controlling shareholder of Rally's Hamburgers, Inc. Waivers of all defaults under the Loan Agreement and Credit Line were granted through November 22, 1996, to provide a period of time during which the Company and the CKE Group could negotiate an agreement on debt restructuring.

                  On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the CKE Group warrants to purchase an aggregate of 20 million shares of the Companys' common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. As of December 29, 1997, the Company has reduced the principal balance under the Restated Credit Agreement by $9.7 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement (described later in this section). Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and in 1997 will relieve the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

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

                  On August 6, 1997, the 87,719 shares of preferred stock were converted into 8,771,900 shares of the Company's common stock valued at $10 million. In accordance with the agreement underlying the Private Placement (the "Private Placement Agreement"), the Company also issued 610,524 shares of common stock as a dividend pursuant to the liquidation preference provisions of the Private Placement Agreement, valued at $696,000 to the holders of the preferred stock issued in the Private Placement. This dividend was charged to paid-in capital due to the retained deficit position of the Company.

                  At November 13, 1997 the effective date of the registration statements filed on Forms S-4 the Company had outstanding promissory notes in the aggregate principal amount of approximately $3.2 million, (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. (N.T.D.T."). The Company agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 1.9 million shares of Common Stock and the Note issued to NTDT in exchange for a convertible note in the same principal amount and convertible into approximately 614,000 shares of Common Stock pursuant agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued was to be determined by the market price of the Company's stock. Consummation of the Rall-Folks, RDG, and NTDT purchases occurred on November 24, December 5, and November 24, 1997, respectively.

                  During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. After these issuances, the remaining amount owed in relation to these Notes was $322,000, payable to NTDT. In early 1998, the Company issued an additional 359,129 shares of common stock to NTDT. Additionally, in January 1998, the Company issued 12,064 shares of common stock to RDG in payment of accrued interest, 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection. It is currently estimated that the Company owes $57,000 in additional cash payments to NTDT for accrued interest and purchase price protection. The Company currently has available an additional 103,000 registered shares which may be issued to RDG as purchase price protection and does not expect any significant financial commitments beyond such shares necessary to settle the Notes.

                  The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 29, 1997, the Company was in violation of the consolidated EBITDA covenant. The violation was primarily due to the Company recording certain accounting charges and loss provisions in period 13 of fiscal 1997, as discussed in Note 8. The Company received a waiver for period 13 of fiscal 1997 and for periods one and two of fiscal 1998. The Company expects to cure the covenant violation for period three of fiscal 1998 due to the effect of period 13 of fiscal 1997 no longer impacting the trailing three period reporting calculation. Consequently the debt obligation has been classified as a long-term obligation as of December 29, 1997.

 Note 4:     Income Taxes

                  Income tax expense (benefit) from continuing operations in fiscal years 1997, 1996 and 1995 amounted to $-O-, $151,000, and ($8.9 million) respectively.

 Income tax expense (benefit) consists of:


                      Current              Deferred            Total
                    --------------------------------------------------
 1997
   Federal          $      -      $              -     $             -
   State            $      -      $              -     $             -
                    --------------------------------------------------
                    $      -      $              -     $             -
                    ==================================================

1996
   Federal          $ (3,397)     $          3,397     $             -
   State                 190                   (39)                151
                    --------------------------------------------------
                    $ (3,207)     $          3,358     $           151
                    ==================================================

1995
   Federal          $ (2,957)     $         (4,523)    $        (7,480)
   State                   -                (1,375)             (1,375)
                    --------------------------------------------------
                    $ (2,957)     $         (5,898)    $        (8,855)
                    ==================================================

                  Actual expense differs from the expected expense by applying the federal income tax rate of 35% to earnings before income tax as follows:


                                                                      Fiscal Year Ended
                                                      ----------------------------------------------------
                                                        Dec 29,               Dec 30,              Jan. 1,
                                                         1997                  1996                1996
                                                      ----------------------------------------------------
 "Expected" tax (benefit) expense                     $    (4,265)       $    (16,190)        $    (14,726)
 State taxes, net of federal benefit                         (474)             (1,802)              (1,632)
 Change in valuation allowance for deferred tax
   asset allocated to income tax expense                    4,624              18,125                7,616
 Other, net                                                   115                  18                 (113)
                                                      ----------------------------------------------------
 Actual tax expense (benefit)                         $         -        $        151         $     (8,855)
                                                      ====================================================


                  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, are represented below:

                                                                               December 29,    December 30,
                                                                                  1997             1996
                                                                             -------------------------------
 Deferred Tax Assets:
   Impairment of long-lived assets tinder SFAS 121                                   $15,885         $16,085
   Accrued expenses and provisions for restructuring and Restaurant relocations and abandoned sites, principally due to deferral for
      income tax purposes                                                              8,121           8,581
   Federal net operating losses and credits                                           19,583          13,878
   State net operating losses and credits                                              3,032           2,210
   Deferral of franchise income and costs associated with franchise
     openings in progress                                                                 76             100
   Other                                                                                 680             284
                                                                                ----------------------------
         Total gross deferred tax assets                                              47,377          41,138
   Valuation allowance                                                               (30,365)        (25,741)
                                                                                ----------------------------
          Net deferred tax assets                                               $     17,012      $   15,397
                                                                                ----------------------------



 Deferred Tax Liabilities:
  Property and equipment principally due to differences in depreciation               16,899          15,276
  Pre-opening expense                                                                    113             121
                                                                                ----------------------------
        Total gross deferred tax liabilities                                          17,012          15,397
                                                                                ----------------------------
           Net deferred tax assets                                              $          -      $        -
                                                                                ============================

                  The net change in the valuation allowance in the years ended December 29, 1997 and December 30, 1996 was an increase of $4.6 million and $18.1 million, respectively. The total valuation allowance of $30.4 million is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

                  At December 29, 1997 the Company has net operating loss carry forwards for Federal income tax purposes of $52.6 million which are available to offset future taxable income, if any, through 2012. The Company also has alternative minimum tax credit carry forwards of approximately $1.3 million which are available to reduce future regular income taxes, if any, over an indefinite period as well as Targeted Jobs Tax Credit carry forwards in the amount of $446,000 which are available to reduce future regular income taxes, if any, through 2009.

Note 5:           Related Parties

                  Previous to 1995, the Company entered into joint ventures with related parties to operate two Restaurants. The joint venture agreements require royalty fees of 2 to 4% and one of the agreements requires a management fee of 2.5% be paid to the Company. Total fees received by the Company were $103,000 in 1995.

                  Previous to 1995, the Company sold its 50% partnership interest in one of the above joint ventures back to the joint venture partner. This joint venture partner has an additional franchise Restaurant. Royalties paid by these Restaurants to the Company, for the time period in which the Restaurants were owned 100% by the joint venture partner were $68,000 in 1995.

                  Previous to 1995, the Company entered into a unit franchise agreement for the operation of a single restaurant in Dania, Florida, with a related party. In connection with the transaction, the related party and his wife executed a continuing guaranty, which guaranty provides for the personal guaranty of both of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received by the Company in royalty fees in fiscal year 1995 were $31,000.

                  Previous to 1995, the Company entered into a unit franchise agreement for the operation of a single restaurant in the Clearwater, Florida area with three related parties. In connection with the transaction, the related parties executed a continuing guaranty, which guaranty provides for the personal guaranty of each of the individuals of all obligations of the franchisee under the franchise agreement. Total sums received by the Company in royalty fees in fiscal year 1995 were $18,000.

                  Previous to 1995, the Company entered into an Area Development Agreement with two related parties. The Agreement provides for the payment to the Company of the standard development fee, a standard franchise fee per restaurant and payment of standard royalty fees. Six unit franchise agreements have been granted pursuant to the Agreement in the names of various entities in which the related parties each hold a fifty (50%) ownership interest. Total royalty fees received by the Company in fiscal year 1995 and pursuant to the unit franchise agreements were $194,000.

                  Previous to 1995, the Company sold one of its Restaurants in Ft. Lauderdale, Florida, to a related party, The sales price was $905,000 and the Company received $705,000 in cash and a promissory note for $200,000. A gain of approximately $470,000 was recognized by the Company. Total royalty fees received by the Company in fiscal years 1995 pursuant to the unit franchise agreement for the Restaurant were $31,000.

                  Previous to 1995, the Company acquired 13 Restaurants from a Director of the Company and a group of five partnerships (see note 6). The Company also entered into a joint venture agreement with an affiliate of the Director in September 1993, whereby the Director's affiliate served as the operating general partner and owned 25% interest in the joint venture. The agreement gave the Company the right to purchase, and gave the Director the right to require the Company to purchase, the Director's 25% interest in the joint venture at December 31, 1995 based on a formula price. The Director received compensation and distributions totaling approximately $180,000 in 1995 from the joint venture. The joint venture subleased its office space in Atlanta from an affiliate of the Director in 1995. Rent paid by the joint venture in 1995 was $87,000. Total franchise fees received from the Director and his affiliate and recognized as income was and $96,000 in 1995. The Company purchased the interest of the Director and his affiliations in the joint venture and sold three of these Restaurants to an affiliate of the Director in August 1995.

                  On July 17, 1995, Checkers of Raleigh, a North Carolina corporation ("C of R") in which a Director at the time was the principal officer and shareholder, took possession of two under performing Company Restaurants pursuant to a verbal agreement, and entered into two franchise agreements which provided for waiver of the initial franchise fees but required the payment to the Company of royalty fees of 1%, 2% and 3% during the first, second and third years, respectively, and 4% thereafter. On January 1, 1996, C of R entered into leases for these Restaurants for a term of three years for (i) the building and equipment at a monthly rental of 1.5%, 3% and 4.5% of gross sales during the first, second and third years respectively, and (ii) the land at a monthly rental of 3% of gross sales for the first year and 4% of gross sales thereafter. Total sums received by the Company in fiscal year 1995 for this Restaurants were: (a) $3,000 in royalty fees pursuant to the unit franchise agreements, and
(b) -0- in rent. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreements. Pursuant to an Options for Asset Purchase dated January 1, 1996, C of R was granted the option to purchase these Restaurants for the greater of (a) 50% of its sales for the prior year, or (b) $350,000 each.

                  On December 5, 1995, Checkers of Asheville, a North Carolina corporation ("C of A") in which a Director at the time was the principal officer and shareholder, took possession of three under performing Company Restaurants pursuant to a verbal agreement, and entered into unit franchise agreements which provided for waiver of the initial franchise fees but generally required the payment to the Company of the standard royalty fees. On January 1, 1996, C of A entered into leases for this Restaurant for a term of three years for the land, building and equipment at monthly rentals at rates generally varying between 1% to 6% of gross sales. The Director executed a continuing guaranty, which provides for the personal guaranty of all of the obligations of the franchisee under the franchise agreements. Pursuant to Options for Asset Purchase dated January 1, 1996, C of A was granted the option to purchase these Restaurants for the greater of (a) 50% of its sales for the prior year, or (b) $350,000 for one restaurant and $300,000 for the remaining two restaurants.

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

                  The Company incurred approximately $166,000 in legal fees for 1995, respectively, from a law firm in which a Director of the Company, at the time, was a partner. Additionally, during 1997 the Company incurred $539,000 in legal fees from a law firm in which a current Director of the Company is a partner.

                  In October 1997, the Company and Rally's Hamburgers, Inc. ("Rally's") entered into an employment agreement with James J. Gillespie, effective November 10, 1997, pursuant to which he is to serve as Chief Executive Officer of the Company and Rally's. Mr. Gillespie is also to serve as a director of the Company and Rally's. The term of employment is for two years, subject to automatic renewal by the Company and Rally's for one-year periods thereafter, at an annual base salary of $283,000. Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Rally's. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Rally's common stock, $.10 par value per share, and received a signing bonus of $50,000. The options vest in three equal annual installments commencing on November 10, 1998; provided, that if the term of the agreement is not extended to November 10, 2000, the option shall become fully vested in November 10, 1999. Mr. Gillespie is entitled to choose to participate in either the Company's or Rally's employee benefit plans and programs and is entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Mr. Gillespie has agreed to keep confidential all non-public information about the Company and Rally's during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not, during his employment, engage in any business which is competitive with either the Company or Rally's. The Company and Rally's will share the costs associated with his agreement, pursuant to that certain Management Services Agreement dated November 30, 1997.

                  Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes the income generated by this agreement has enabled the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses.

                  On December 18, 1997 Rally's, Hamburgers, Inc. ("Rally's") acquired approximately 19.1 million shares of the Company's common stock, pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc., Fidelity National Financial, Inc., GIANT GROUP, LTD. and the other parties named in the Exchange Agreement. As of December 18, 1997, Rally's owned approximately 26.3% of the outstanding common stock of the Company.

Note 6:           Acquisitions and Dispositions

                  On March 31, 1995, the Company re-acquired certain rights relating to the development and operation of Checkers Restaurants in the cities of Flint and Saginaw, Michigan. The purchase price was $400,000 payable by the delivery of 178,273 shares of Common Stock.

                  Effective as of July 28, 1995, an Asset Purchase Agreement (the "Agreement") was entered into by and among InnerCity Foods, a Georgia general partnership ("ICF"), InnerCity Foods Joint Venture company, a Delaware corporation and wholly owned subsidiary of the Registrant ("ICF JVC"), InnerCity Foods Leasing Company, a Delaware corporation and wholly owned subsidiary of the Company ("Leasing"), The La-Van Hawkins Group, Inc., a Georgia corporation ("Hawkins Group"), La-Van Hawkins InnerCity Foods, LLC, a Maryland limited liability company ("LHICF"), and La-Van Hawkins, an individual who was the President of ICF and a Director of the Company from August 1994 to January 1996 ("Hawkins"). For purposes of the disclosure in this term, ICF JVC, Leasing and the Company are collectively referred to as the "Checkers Parties" and Hawkins Group, LHICF and Hawkins are collectively referred to as the "Hawkins Parties". ICF was a joint venture between the Hawkins Group and ICF JVC, of which the Hawkins Group was the Operating Partner. The Hawkins Group is controlled by Hawkins. ICF was engaged in the operation of seven Checkers Restaurants in Atlanta, Georgia, six Checkers Restaurants in Philadelphia, Pennsylvania, and three Checkers Restaurants in Baltimore, Maryland. ICF JVC owned a 75% interest in ICF and the Hawkins Group owned a 25% interest in ICF. The physical assets comprising the Restaurants operated by ICF were owned by Leasing and leased to ICF. The Agreement consisted of two separate transactions. The first transaction was the purchase by the Company of all of the rights, titles, and interest of Hawkins Group in and to ICF for a purchase price of $1.3 million, plus an amount based on ICF's earnings times 1.25, minus all amounts owed by the Hawkins Parties to the Checkers Parties in connection with the operation of ICF. The component of the purchase price based upon the earnings of ICF was zero, and the amounts owed by the Hawkins Parties to the Checkers Parties was in excess of $1.3 million. Accordingly, there was no net purchase price payable to the Hawkins Parties by the Company for Hawkins Group's interest in ICF. The second transaction under the Agreement was the sale by the Checkers Parties of all of their respective rights, titles and interests in the three Checkers Restaurants located in Baltimore, Maryland, to LHICF for a purchase price of $4.8 million. The purchase price was paid by the delivery of a promissory note in the amount of $5.0 million, which amount includes the purchase price for the three Restaurants, the approximately $107,000 owed by the Hawkins Parties to the Checkers Parties in connection with the operation of ICF that was not offset by the $1.2 million purchase price for Hawkins Group's interest in ICF and an advance of $75,000 to Hawkins that was used primarily to pay closing costs related to the transaction. The note bore interest at a floating rate which is the lesser of (i) .25% above the current borrowing rate of the Company under its Loan Agreement and (ii) 10.5%. Interest only is payable for the first six months with principal and interest being payable thereafter based on a 15 year amortization rate with the final payment of principal and interest due August 2002. The note was secured by a pledge of all the assets sold. Royalty fees for the three Restaurants were at standard rates provided that the Company would receive an additional royalty fee of 4% on all sales in excess of $1.8 million per Restaurant. On August 16, 1996, the Company received $3.5 million and a Checkers Restaurant in Washington D.C., valued at $660,000, in settlement of a note receivable of $5.0 million, accrued interest of $320,000, and other receivables of $279,000. This transaction resulted in an elimination of a deferred gain of $1.4 million which had been previously recorded as a liability upon the sale of three Checkers Restaurants located in Baltimore, Maryland on July 28, 1995 when the $5.0 million note receivable was generated.

                  In addition to the two transactions described above, the Agreement also provided for the Hawkins Parties to be granted, and such parties were granted on the closing date, development rights for Checkers Restaurants in certain defined areas of Baltimore, Maryland, Washington, D.C., Bronx, New York, and Harlem, New York, as well as a right of first refusal for certain territories in California and Virginia. Franchise fees and royalty rates for all Restaurants developed under such development rights would be at standard rates provided that the Company would receive an additional royalty fee of 4% on all sales in excess of $1.8 million per Restaurant. The Agreement supersedes all other prior agreements, understandings and letters related to the transactions contemplated by the Agreement including, but not limited to, the Joint Venture Agreement, dated as of August 10, 1993 and the Management Agreement, Engagement Agreement and Buy/Sell Agreement, each dated as of September 7, 1993, by and among certain of the Hawkins Parties and their affiliates and the Checkers Parties; provided, however, that any provisions of such agreements that would survive the termination of such agreements according to the terms of such agreements are deemed to have survived the termination of such agreements pursuant to the terms of the Agreement.

                  In March, 1995 the Company purchased two Checkers Restaurants in Nashville, Tennessee from a franchisee. Consideration consisted of approximately $50,000 in cash secured, subordinated promissory notes for approximately $1.6 million and future cash payments of up to $800,000 consisting of $200,000 for a noncompete agreement ($40,000 per year for five years) and up to $600,000 through an earnout provision. In April 1995, the Company acquired the remaining 50% share of a joint venture Restaurant in St. Petersburg, Florida. Pursuant to the terms of the Assignment Agreement by and among the

Company and the other partners of the joint venture, the Company acquired the one-half interest for 126,375 shares of Common Stock valued at approximately $280,000. Additionally in April 1995, the Company acquired substantially all of the assets of a promotional apparel distributor ("the Distributor") for a purchase price including (a) $67,000, payable in shares of Common Stock, and (b) the assumption of approximately $238,000 of liabilities, approximately $196,000 of which was represented by promissory notes payable to certain stockholders of the Distributor (the "Noteholders"). The Company issued a total of 118,740 shares of Common Stock to the Distributor in payment of the $67,000 purchase price and to the Noteholders in payment of their notes.

                  On July 1, 1996, the Company acquired certain general and limited partnership interests in nine Checkers restaurants in the Chicago area, three wholly-owned Checkers Restaurants and other assets and liabilities as a result of the bankruptcy of Chicago Double-Drive Thru, Inc. ("CDDT"). These assets were received in lieu of past due royalties, notes receivable and accrued interest, from CDDT which totaled, net of reserves, $3.3 million. Assets of $8.9 million ($7.0 million tangible and $1.9 million intangible) and liabilities of approximately $3.0 million were consolidated into the balance sheet of the Company as of the acquisition date. Long-term debt of $1.6 million was assumed as a result of the acquisition of the assets of CDDT, including an obligation to the Internal Revenue Service of $545,000 and an obligation to the State of Illinois Department of Revenue of $155,000, each subject to interest at 9.125% per year. The remaining acquired notes ($922,000) are payable to a Bank and other parties with interest at rates ranging from 8.11% to 10.139%. Non-interest bearing notes payable, certain accrued liabilities and permitted encumbrances of $1.1 million related to this acquisition were assumed by the Company. Accounts payable incurred by CDDT and its partnerships in the normal course of business amounting to $333,000 were also recorded in connection with this acquisition.

                  During 1997, the Company acquired the minority share of one joint-venture restaurant, the operations and certain of the equipment including one MRP associated with five operating franchise restaurants and one closed franchise restaurant having an aggregate fair value of $1.4 million, for a total net cash disbursement of $282,000. As a result of these acquisitions, the Company recorded the assumption of total indebtedness of $898,000, including long-term debts and capital leases of $803,000 and other accruals of $95,000. Additionally, as a result of these transactions, minority interests of $372,000 were eliminated, receivables of $114,000 were forgiven, property of $438,000 was distributed and goodwill of $831,000 was recorded.

                  The operations of these acquisitions are included in these financial statements from the date of purchase. The impact of the 1995, 1996 and 1997 acquisitions on the consolidated results of operations for the period prior to acquisitions is immaterial.

Note 7:           Stock Option Plans

                  In August 1991, the Company adopted the 1991 Stock Option Plan (the 1991 Stock option Plan), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was amended on August 6, 1997 to increase the number of shares subject to the Plan from 3,500,000 to 5,000,000.

                  In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, in 1994, as amended (The "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000. provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. One-fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 12,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 12,000 shares. Each Non-Employee Director has also received additional options to purchase 3,000 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide: (I) an increase in the option grant to new Non-Employee Directors to 100,000 shares, (ii) an increase in the annual options grant to 20,000 shares and (iii) the grant of an option to purchase 300,000 shares each to each Non-Employee Directors who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant.

                  Both the 1991 Stock Option Plan and the Directors Plan provide that the shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 per-cent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and no option will be exercisable and will expire after ten years from the date granted.

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in fiscal 1995, 1996, and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                               Fiscal Year Ended
                           --------------------------------------------------
                            December 29,      December 30,      January 1,
                                1997             1996            1996
                           --------------------------------------------------

 As Reported               $ (12,882)        $  (46,409)      $  (33,219)
 Pro Forma                 $ (14,896)        $  (47,829)      $  (33,707)

 As Reported               $   (0.20)        $    (0.90)      $    (0.65)
 Pro Forma                 $   (0.23)        $    (0.93)      $    (0.66)


                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of zero percent for all years; expected volatility of 60, 64 and 86 percent, risk-free interest rates of 6.2, 6.5 and 5.9 percent, and expected lives of 5.1, 3.5 and 2.0 years. The compensation cost disclosed above may not be representative of the effects on reported income in future years, for example, because options in many cases vest over several years and additional awards are made each year. Information regarding the employee option plan for 1997, 1996 and 1995 is as follows:

Summary of the Status of the CDmpany's Stock Option Plam



                                                      1997                         1996                         1995
                                         ----------------------------------------------------------------------------------
                                                     Weighted                     Weighted                      Weighted
                                                      Average                      Average                      Averge
                                         Shares    Exercise Price   Shares     Exercise Price    Shares      Exercise Price
                                         ----------------------------------------------------------------------------------
Outstanding at the
  beginning of the year                  3,344,230   $     3.94     2,631,084    $    4.75     2,948,674     $     5.44

 Granted (exercise price equals market)  2,737,000         1.40        96,100         1.00       521,182           2.37



 Granted (exercise price exceeds market)         -            -       953,056         1.54             -
 Exercised                                    (125)        1.53             -            -             -
 Forfeited                                (842,675)        6.25      (336,010)        2.07      (838,772)          4.00
                                         ---------                 ----------                  ----------
 Outstanding at the
   end of the year                       5,238,430         2.21     3,344,230         3.94      2,631,084          4.75
                                         =========                 ==========                  ==========


 Options Exercisable at
  year end                               4,511,768                  2,165,934                   1,147,650
                                         ---------                 ----------                  ----------

 Weighted-average fair
   value of options
   granted during the year               $    0.78                $      0.39(1)              $      1.08


 (1). The, weighted-average fair value of options granted whose exercise price exceeds market was $0.39.

---------------------------------------------------------------------------------------------------------------
                                         Weighted-Average
                         Number             Remaining             Weighted            Number         Weighted
     Range of           Oustanding         Contractual            Average          Exercisable       Average
   Exercise Prices      12/30/97           Life (Yrs.)         Exercise Price      at 12/30/97   Exercise Price
---------------------------------------------------------------------------------------------------------------
   $0.75 to $2.00         3,480,889              9.2                1.42       3,038,902             1.41
   $2.01 to $3.00           857,045              3.7                2.58         599,955             2.57
   $3.01 to $4.00           214,550              2.1                3.35         207,300             3.54
   $4.01 to $5.00                 -                -                   -               -                -
   $5.01 to $6.00           671,442              2.4                5.16         632,459             5.15
   $6.01 to $20.00           14,504              4.5               12.33          33,152             8.51
---------------------------------------------------------------------------------------------------------------
   $0.75 to $20.00        5,238,430              7.1                2.21       4,511,768             2.24
===============================================================================================================


                  In February 1996, employees (excluding executive officers) who were granted options in 1993 and 1994 with exercise prices in excess of $2.75 were offered the opportunity to exchange for a new option grant for a lesser number of shares at an exercise price of $1.95, which represented a 25% premium over the market price of the Company's common stock on the date the plan was approved. Existing options with an exercise price in excess of $11.49 could be cancelled in exchange for new options on a three to one basis. The offer to employees expired April 30, 1996 and, as a result of this offer, options for 49,028 shares were forfeited in return for option for 15,877 shares at the $1.95 exercise price. These changes are reflected in the tables above.

Note 8:           Loss Provisions

                  During 1997, the Company recorded accounting charges and loss provisions of $1.0 million to provide for impaired goodwill associated with one under-performing store ($565,000) , to provide for additional losses on assets to be disposed due to certain sublease properties being converted to surplus ($312,000), and a provision for the aging of Champion inventories ($150,000).

                  The Company recorded accounting charges and loss provisions of $16.8 million during the third quarter of 1996, $2.1 million of which consisted of various general and administrative expenses ($500,000 for bad debt expense and a $750,000 provision for state sales tax audits and refinancing costs of $845,000 were also recorded to expense capitalized costs incurred in connection with the Company's previous lending arrangements with its bank group). Provisions totaling $14.2 million to close 27 Restaurants and relocate 22 of them ($4.2 million), settle 16 leases on real property underlying these stores ($1.2 million) and sell land underlying the other 11 Restaurants ($307,000), and impairment charges related to an additional 28 under-performing Restaurants ($8.5 million) were recorded.. A provision of $500,000 was also recorded for Champion's finished buildings inventory as an adjustment to fair market value.

                  Additional accounting charges and loss provisions of $12.8 million were recorded during the fourth quarter of 1996, $1.5 million of which consisted of various selling, general and administrative expenses ($579,000 for severance, $346,000 for employee relocations, bad debt provisions of $366,000, and $204,000 for other charges). Provisions totaling $7.7 million including $1.4 million for additional losses on assets to be disposed of, $5.9 million for impairment charges related to 9 under-performing Restaurants received by the Company as a result of the CDDT bankruptcy in July 1996 and $393,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a provision of $351,000 was recorded for legal settlements, a $1.1 million provision for loss on the disposal of the L.A. Mex product line, workers compensation accruals of $1.1 million (included in Restaurant labor costs), adjustments to goodwill of $514,000 (included in other depreciation and amortization) and a $453,000 charges for the assumption of minority interests in losses on joint-venture operations as a result of the receipt by the Company of certain assets from the above mentioned CDDT bankruptcy.

                  Third quarter 1995 accounting charges and loss provisions of $8.8 million consisted of $2.9 million in various selling, general and administrative expenses ($1.2 million write-off of receivables, accruals for $125,000 in recruiting fees, $304,000 in relocation costs, $274,000 in severance pay, $101,000 in state income and sales taxes, reserves for $700,000 in legal settlements, the write off of a $263,000 investment in an apparel company); $3.2 million to provide for Restaurant relocation costs, write-downs and abandoned site costs; $344,000 to expense refinancing costs; $645,000 to provide for inventory obsolescence; $1.5 million for workers compensation exposure included in Restaurant labor costs and $185,000 in other charges, net, including the $499,000 write-down of excess work in progress inventory costs and a minority interest credit of $314,000.

                  Fourth quarter 1995 accounting charges included $3.0 million for warrants to be issued in settlement of litigation (see Note 9 (b) - Lopez, et al vs. Checkers) to accrue approximately $800,000 for legal fees in connection with the settlement and continued defense of various litigation matters. Additionally, during the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121) which required a write-down of certain intangibles and property related to under performing sites. The effect of adopting SFAS 121 was a total charge to earnings for 1995 of $18.9 million, consisting of a $5.9 million write-down of goodwill and a $13.1 million write-down of property and equipment.

                  The significant loss provisions discussed above during 1997, 1996 and 1995 were caused by declining sales and a corresponding decline in cash flows which impacted the Company's ability to support its net assets as reviewed under SFAS No. 121. The result of declining sales and cash flows also necessitated the recording of additional provisions to account for reductions in corporate staffing and other overhead expenses associated with the restructuring required to bring the Company's corporate and support activities in line with the lower levels of sales and cash flows.

                  Lease payments, other cash charges and asset write-offs in 1997, 1996 and 1995 reduced the Reserve for restaurant relocation and abandoned sites by $2.0 million, $5.5 million and $5.2 million, respectively. Legal reserves were utilized by $3.0 million in 1995, $686,000 in 1996 and $90,000 in 1997. Other provisions are typically utilized on a current basis.

                            Supplemental Schedule of
                     Accounting charges and loss provisions
                     --------------------------------------

                                                           1997                        1996                       1995
                                            ---------------------------------------------------------------------------------------
                                            Provision                    Provision
                                              Total           Reserve       Total         Reserve       Provision        Reserve
                                             Balance          Balance     Balance         Balance          Total         Balance
                                            ---------------------------------------------------------------------------------------
Workers compensation adjustments             $          -    $    -     $     1,093    $      -    $      1,500    $          -
Amortization adjustments                                -         -             514           -               -               -
Excess work-in-progress                      ------------              ------------                ------------
  inventory adjustment                                  -         -               -           -             499               -
                                             ------------              ------------                ------------
Unusual bad debt provisions                             -         -             866         866           1,167               -
State income/sales tax audits                           -         -             750         750             101             101
Severance                                              81        81             579         579             274             274
Relocations                                           233       233             346         346             304             304
Recruiting fees                                         -         -               -           -             125             125
Refinancmg costs                                        -         -             845           -             344               -
Legal settlements                                       -         -               -          14             700             700
Write-off of investments in
  apparel Co.                                           -         -               -           -             263               -
Other                                                   -         -             204           -               -               -
                                            --------------------------------------------------------------------------------------
Total general and administrative                      314       314           3,590       2,555           3,278           1,504
                                             ------------              ------------                ------------
Impairment of long lived assets                       565                    14,782                      18,935
                                             ------------              ------------                ------------
Closing and relocating
   restaurants                                        312         -           5,624           -           1,199               -
Settling leases                                         -         -           1,200           -           1,993               -
Selling land                                            -         -             307           -               -               -
                                             --------------------------------------------------------------------------------------
Total losses on assets to be disposed of              312     2,159           7,131       3,800           3,192           2,124
                                             --------------------------------------------------------------------------------------
Loss on disposal of product line                        -         -           1,141       1,141               -               -
 Severance costs/restructuring
   reserve                                              -         -               -           -               -             166
 Legal settlements/legal reserve                        -     1,075             351       1,151           3,800             800
 Champion inventory fair value
   write-down and obsolescence reserves               150       215             500          65             645              38
                                             --------------------------------------------------------------------------------------
Total loss provisions/restructuring                   150     1,290           1,992       2,357           4,445           1,004
                                             --------------------------------------------------------------------------------------
Adjustments to rrunonty interests                       -         -             453           -            (314)              -
                                             --------------------------------------------------------------------------------------
Total accounting charges and loss provisions  $     1,341   $ 3,763     $    29,555     $ 8,712     $    31,535     $     4,632
                                             ======================================================================================


         Workers compensation adjustments are included in Restaurant labor costs. Amortization adjustments are included in Other depreciation and amortization. Excess work-in progress inventory adjustment is included in Cost of modular restaurant package revenues. The reserve balance for unusual bad debt provisions is included in Allowances for doubtful receivables and the other reserves related to general and administrative expenses as well as legal reserves are included in Accrued liabilities.

Note 9:          Commitments and Contingencies


a) Lease Commitments - The Company leases Restaurant properties and office space under operating lease agreements. These operating leases generally have five to ten-year terms with options to renew. Base rent expense on these properties was approximately $9.1 million in 1997, $8.0 million in 1996, and $9.8 million in 1995.

Future minimum lease payments under non-cancelable operating leases as of December 29, 1997 are approximately as follows:


                          Year ending              Operating
                          December 31                leases
                         --------------------------------------
                              1998         $          7,769
                              1999                    7,545
                              2000                    7,797
                              2001                    7,437
                              2002                    6,343
                            Thereafter     $         47,691

b) Litigation - Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

                  In re Checkers Securities Litigation, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared
D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG Peat Marwick, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs sought to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and an unspecified amount of damages. Although the Company believed this lawsuit was unfounded and without merit, in order to avoid further expenses of litigation, the parties have reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims-made basis up to a total of $950,000. The Company has agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement was approved by the Court on January 30, 1998.

                  Greenfelder et al. v. White, ,Jr., et al. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997, a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled Checkers Drive-In Restaurants, Inc. v. Power Burgers of Avon Park, Inc., Case No. 98-409-CIV-T-17A and Checkers Drive-In Restaurants, Inc. v. Powers Burgers, Inc, Case No. 98-410-CIV-T-26E. The Complaint seeks, inter alia, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions are currently pending. The Company believes the lawsuits initiated against the Company are without merit, and intends to continue to defend them vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

         Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services, Inc., et al. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled Tampa Checkmate Food Services, Inc., Checkmate Food Services, Inc. and Robert H. Gagne v. Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, James F. White, Jr., Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed an Answer to the Complaint. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services, Inc. and numbered as Case No. 97-738. The Adversary Complaint seeks a temporary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

                  The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

c) Purchase Commitments - The Checkers Drive-In Restaurant chain, which includes both the Company and franchisee-owned stores together, has purchase agreements with various suppliers extending beyond one year. Subject to the supplier's quality and performance, the purchases covered by these agreements aggregate approximately $18.3 million in 1998 and $5.5 million in years 1999 through 2004.

Note 10:          Warrants

                  As partial consideration for the transfer of the RDG promissory note of the Company (the "Note") back to the Company, the Company is obligated to deliver to the holder of the Note a warrant (the "Warrant") for the purchase of 120,000 shares of Common Stock at a price equal to the average closing sale price of the Common Stock for the ten full trading days ending on the third business day immediately preceding the closing date (such price is referred to as the "Average Closing

Price"); however, in the event that the average closing price of the Common Stock for the ninety day period after the closing date is less than the Average Closing Price, the purchase price for the Common Stock under the Warrant will be changed on the 91st day after the closing date to the average closing price for such ninety day period. The Warrant will be exercisable at any time within five years after the closing date. The Company is obligated to register the stock acquired by the holders of the Note under the Warrant.

                  Pursuant to a November 22, 1996 settlement the Company issued warrants for the purchase of 5,100,000 shares of the Company's Common Stock. These warrants, valued at $3.0 million, were issued in settlement of certain litigation, are exercisable at $1.375 during the period beginning November 22, 2000 and ending on December 22, 2000.

                  On November 22, 1996, the Company issued warrants to purchase 20 million shares of Common Stock of the Company to the members of the new lender group (see Note 3) at an exercise price of $0.75 per share which was the approximate market price of the common stock prior to the announcement of the transfer of the debt. These warrants were valued at $6.5 million, the value of the concessions given as consideration for the warrants. The warrants are exercisable at any time until November 22, 2002. Checkers is obligated to register the common stock issuable under the warrants within six months and to maintain such registration for the life of the warrants. The holders of the warrants also have other registration rights relating to the common stock to be issued under the warrants. The warrants contain customary anti-dilution provisions. The warrants to purchase 150,000 shares of Checkers common stock for $2.69 per share, which were issued in April 1995 to Checkers' prior bank lending group under the prior loan agreement, were cancelled.

 Note 11:              Unaudited Quarterly Financial Data

The following table presents selected quarterly financial data for the periods indicated (in 000's, except per share data):



                                                         First       Second           Third         Fourth
                                                        Quarter      Quarter         Quarter        Quarter
                                                   -----------------------------------------------------------
 1997
 ----
 Net revenues                                         $ 34,157     $   33,713       $  32,733      $  43,290
 Impairment of long-lived assets                             -              -               -            565
 Losses on assets to be disposed of                          -              -               -            312
 Loss provisions                                             -              -               -            150
 Loss from operations                                   (1,818)           102            (304)        (1,958)
 Net loss                                               (5,181)        (1,469)         (1,738)        (3,798)
 Preferred dividends                                         -                            696
 Net loss to common shareholders                        (5,181)        (1,469)         (2,434)        (3,798)
 Basic loss per share                                 $  (0.09)    $    (0.02)      $   (0.04)     $   (0.05)
 Diluted loss per share                               $  (0.09)    $    (0.02)      $   (0.04)     $   (0.05)

 1996
 ----
 Net revenues                                         $ 38,423     $   38,650       $  37,088      $   50,799
 Impairment of long-lived assets                             -              -           8,468           6,814
 Losses on assets to be disposed of                          -              -           5,702           1,430
 Loss provisions                                             -              -             500           1,491
 Loss from operations                                      714         (1,428)        (21,303)        (20,195)
 Net loss                                                 (252)        (1,548)        (24,243)        (20,366)
 Basic loss per share                                 $      -     $    (0.02)      $   (0.47)     $    (0.39)
 Diluted loss per share                               $      -     $    (0.02)      $   (0.47)     $    (0.39)

 1995
 ----
 Net revenues                                         $ 46,044     $   48,923       $  43,451      $   51,887
 Impairment of long-lived assets                             -              -               -          18,935
 Losses on assets to be disposed of                          -                          3,192               -
 Loss provisions                                             -              -             645           3,800
 Loss from operations                                   (1,618)          (691)        (10,516)        (24,391)
 Net loss                                               (1,693)        (1,231)         (7,312)        (22,983)
 Basic loss per share                                 $  (0.03)   $     (0.02)      $   (0.14)     $    (0.45)
 Diluted loss per share                               $  (0.03)   $     (0.02)      $   (0.14)     $    (0.45)



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND DISCLOSURE

                  None


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this Item is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS," "MANAGEMENT - Directors and Executive Officers" and "MANAGEMENT-Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, which will be filed with the commission on or before April 29, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Certain Transactions" in the company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, which will be filed with the Commission on or before April 29, 1998.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)           1.0     The following Financial Statements of the Registrant are
                      included in Part II, Item 8:

                      Independent Auditors Report
                      Consolidated Balance Sheets - December 29, 1997 and
                       December 30, 1996
                      Consolidated Statements of Operations - Years ended
                       December 29, 1997, December 30, 1996 and January 1, 1996
                      Consolidated Statements of Stockholders' Equity - years
                       ended December 29, 1997,  December 30, 1996 and
                       January 1, 1996
                      Consolidated Statements of Cash Flows - years ended
                       December 29, 1997, December 30, 1996 and January 1, 1996
                      Notes to Consolidated Financial Statements - years ended
                       December 29, 1997, December 30, 1996 and
                       January 1, 1996

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

              10.1 Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

              10.2* 1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

              10.3* 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

              10.4 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

              10.5 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

              10.6 Amendment No. 2, dated as of April 11, 1996, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.32 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

              10.7 Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 2 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

              10.8 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

              10.9 Amendment No. 2, dated as of April 11, 1996 to that certain Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 10.35 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

              10.10 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-Thru Partners, L.P., as filed with the Commission as Exhibit
                      10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

              10.11*  Employment Agreement between the Company and
                      Michael T. Welch, dated July 26, 1996, as filed with the Commission as Exhibit 10.52 to the Company's Form 10-Q for the quarter ended June 17, 1996, is hereby incorporated by reference.

              10.12 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to the Company's Form 8-K, dated March 5, 1997, is hereby incorporated by reference.

              10.13* Employment Agreement between the Company and David Miller, dated July 29, 1996, as filed with the Commission as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (the "1996 10-K"), is hereby incorporated by reference.

              10.14*  Employment Agreement between the Company and James
                      T. Holder, dated November 22, 1996, as filed with the Commission as Exhibit 10.36 to the 1996 10-K, is hereby incorporated by reference.

              10.15 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C, as filed with the Commission as Exhibit 10.38 to the 10-K, is hereby incorporated by reference

**            10.16*  Employment Agreement dated November 10, 1997, between the
                      Company, Rally's Hamburgers, Inc. and Jay Gillespie.

**            10-17   Management Services Agreement dated November 30, 1997,
                      between the Company and Rally's Hamburgers, Inc.

              21      List of the subsidiaries of the Company.

              23      Consent of Independent Auditors

              27      Financial Data Schedule

--------------------------------------

*             Management contract or compensatory plan or arrangement.

**            Filed herewith.

(b)           Reports on Form 8-K:

                      During the last quarter of the year ended December 29, 1997, there were no reports on Form 8-K filed by the Company.


(c)           Exhibits:

                      The exhibits listed under Item 14(a) are filed as part of this Report.

(d)           Financial Statements Schedules:

                      VIII - Valuation Accounts

                       Schedule VIII - Valuation Accounts
                                 (In Thousands)


                                                    Balance at                                   Balance at
                                               Beginning of Period   Expensed      Deductions  End of Period
                                               -------------------------------------------------------------
Description

Year ended January 1, 1996

   Allowance for doubtful receivables                   $84          $2,261           $987         $1,358
                                               =============================================================
Year ended December 30, 1996

   Allowance for doubtful receivables                $1,358          $1,311           $452         $2,217
                                               =============================================================
Year ended December 29, 1997

   Allowance for doubtful receivables                $2,217          $1,013         $1,095         $2,135
                                               =============================================================


SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on March 28, 1996.

                                  CHECKERS DRIVE-IN RESTAURANTS, INC.

                                  By:/s/ Jay Gillespie
                                     ------------------------------------------
                                     Jay Gillespie
                                     Chief Executive Officer

                                  By:/s/ Richard A. Peabody
                                     ------------------------------------------
                                     Richard A. Peabody
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

              Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 28, 1996.

Signature                           Title
---------                           -----

/s/  William P. Foley, II
-------------------------------
William P. Foley II                 Director and Chairman of the Board

/s/ C. Thomas Thompson
-------------------------------
C. Thomas Thompson                  Director, Vice Chairman of the Board

/s/  Jay Gillespie
-------------------------------
Jay Gillespie                       Chief Executive Officer

/s/  Richard A. Peabody
-------------------------------
Richard A. Peabody                  Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
/s/ Terry N. Christensen
-------------------------------
Terry N. Christensen                Director

/s/ Frederick E. Fisher
-------------------------------
Frederick E. Fisher                 Director

/s/ Clarence V. McKee
-------------------------------
Clarence V. McKee                   Director

/s/ Burt Sugarman
-------------------------------
Burt Sugarman                       Director

/s/  Jean Giles Wittner
-------------------------------
Jean Giles Wittner                  Director

                                 1997 FORM 10-K
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX




Exhibit #                                      Exhibit Description
---------                                      -------------------

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

     4.2 Amended and Restated Credit Agreement, dated as of November 22, 1996, between the Company, CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as
                Exhibit 4.1 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference

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

     10.1 Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as
                Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

     10.2* 1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

     10.3* 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

     10.4 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

     10.5 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

     10.6 Amendment No. 2, dated as of April 11, 1996, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.32 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

     10.7 Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as
                Exhibit 2 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

     10.8 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit
                10.2 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

     10.9 Amendment No. 2, dated as of April 11, 1996 to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.35 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

     10.10 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-Thru Partners, L.P., as filed with the Commission as Exhibit 10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

     10.11* Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996, as filed with the commission as Exhibit
                10.52 to the Company's Form 10-Q for the quarter ended June 17, 1996, is hereby incorporated by reference.

     10.12 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to the Company's Form 8-K, dated March 5, 1997, is hereby incorporated by reference.

   **10.13* Employment Agreement between the Company and David Miller, dated July 29, 1996, as filed with the Commission as Exhibit
                10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (the "1996 10-K"), is hereby incorporated by reference.

     10.14 * Employment Agreement between the Company and James T. Holder dated November 2, 1997, as filed with the Commission as Exhibit
                10.36 to the 1996 10-K, is hereby incorporated by reference.

     10.15 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C., as filed with the Commission as Exhibit 10.38 to the 1996 10-K, is hereby incorporated by reference.

**   10.16*     Employment Agreement dated November 10, 1997, between the
                Company, Rally's Hamburgers, Inc. and Jay Gillespie.

**   10-17      Management Services Agreement dated November 30, 1997,
                between the Company and Rally's Hamburgers, Inc.

     21         List of the subsidiaries of the Company.

     23         Consent of Independent Auditors

     27         Financial Data Schedule
--------------------------------------

     *          Management contract or compensatory plan or arrangement.

     **         Filed herewith.