Form 10-K/A
period 1997-12-29
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1998-04-28
CIK 879554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                FORM 10-K/A NO. 1


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the fiscal year ended December 29, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from________________ to ________________________

                      Commission file number ______________




                                   ----------

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware                                                          58-1654960
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          600 CLEVELAND STREET, EIGHTH FLOOR, CLEARWATER, FLORIDA 34615
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813)441-3500



THE PURPOSE OF THIS AMENDMENT IS TO AMEND ITEMS 10, 11, 12 AND 13 IN THEIR ENTIRETY TO READ AS SET FORTH HEREIN.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEMS 10, 11, 12 AND 13 ARE HEREBY AMENDED TO READ IN THEIR ENTIRETY AS SET FORTH BELOW.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the Directors and executive officers of Checkers Drive-In Restaurants, Inc. (the "Company") and the positions they hold. Executive officers serve at the pleasure of the Board of Directors.

NAME                                      AGE                                   POSITION
---------------------                     ---             -------------------------------------------------
William P. Foley, II                      53              Chairman of the Board of Directors (term expiring
                                                          in 1999)

James J. Gillespie                        47              President, Chief Executive Officer and Director
                                                          (term expiring in 1998); Nominee for Director with
                                                          term expiring in 2001

Harvey Fattig                             57              Executive Vice President and Chief Operating
                                                          Officer

Joseph N. Stein                           37              Executive Vice President and Chief Administrative
                                                          Officer

Richard  A. Peabody                       37              Chief Financial Officer and Vice President

James T. Holder                           39              Senior Vice President, General Counsel and
                                                          Secretary

Terry N. Christensen                      57              Director (term expiring in 1998); Nominee for
                                                          Director with term expiring in 2001

Frederick E. Fisher                       67              Director (term expiring in 1998)

Clarence V. McKee                         55              Director (term expiring in 1999)

Burt Sugarman                             58              Director (term expiring in 2000)

C.Thomas Thompson                         48              Director (term expiring in 1999)

Jean Giles Wittner                        63              Director (term expiring in 2000)

         William P. Foley, II has served as a Director of the Company since November 1996 and as Chairman of the Board since June 1997. Mr. Foley has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE Restaurants, Inc., developer, owner, operator and franchisor of the Carl's Jr. restaurant ("CKE"), and as Chairman of the Board of Rally's Hamburgers, Inc., developer, owner, operator and franchisor of quick-service "double drive-thru" restaurants under the name "Rally's" and is a director of Micro General Corporation.

         James J. Gillespie has served as Chief Executive Officer of the Company, and as President and Chief Executive Officer of Rally's, since November 1997 and as a Director of the Company and Rally's since December 1997. Mr. Gillespie has served as President of the Company since February 1998. He served as President of the Applebee's Division of Apple South, Inc., franchisee of 254 Applebee restaurants from January to October 1997. Prior thereto, Mr. Gillespie served since 1976 in various capacities with Long John Silver's, Inc., operator and franchisor of Long John Silver's restaurants, including as Senior Vice President-Franchise Operations and, prior to that position, as Divisional Vice President, Southwest Division. The Company and Rally's share the costs related to the employment of Mr. Gillespie and other shared executive officers. See "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

         Harvey Fattig has served as Chief Operating Officer of the Company and Rally's since March 1998. Mr. Fattig served as Regional Vice President of Long John Silver's, Inc. from March 1990 through February 1998.

         Joseph N. Stein has served as Executive Vice President and Chief Administrative Officer of the Company since January 1997 and as Executive Vice President and Chief Financial Officer of Rally's since December 1997. He served as Chief Financial Officer of the Company from January 1997 to February 1998. From May 1995 through December 1996, Mr. Stein was Senior Vice President and Chief Financial Officer for Carl Karcher Enterprises, Inc. For more than five years prior to his employment with Carl Karcher Enterprises, Inc., Mr. Stein was Senior Vice President, Director, National Agency Operation at Fidelity National Title Company.

         Richard A. Peabody has served as Vice President and Chief Financial Officer of the Company since January 1998. From December 1996 to December 1997, Mr. Peabody was Chief Administrative Officer of Taco Bueno Restaurants, Inc., a subsidiary of CKE. For more than five years prior to his employment with Taco Bueno Restaurants, Inc., Mr. Peabody was Division Controller at Black-eyed Pea Management Corp.

         James T. Holder has served as a Senior Vice President and General Counsel of the Company since January 1997 and as Vice President, Assistant General Counsel and Secretary of Rally's since December 1997. He served as Chief Financial Officer of the Company from May to December 1996 and has served as Secretary of the Company since October 1995. Mr. Holder served as Vice President and General Counsel of the Company from September 1995 to June 1996, as senior legal counsel for the Company from December 1994 through April 1995 and corporate counsel from November 1993 through November 1994. Mr. Holder was engaged in the private practice of law from January 1991 to November 1993, in Tampa, Florida.

         Terry N. Christensen has served as a Director of the Company since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD. ("GIANT"), Rally's and MGM Grand, Inc.

         Frederick E. Fisher has served as a Director of the Company since February 1995 and as Chairman of the Board from November 1996 to June 1997. Mr. Fisher is a private investor and has been a leader in many community and state charitable organizations since his retirement in 1983. He is a founder and director of Peoples Bank of Palm Harbor, Florida. Mr. Fisher was Chairman and Chief Executive Officer of U.S. Capital Corporation, a resort development company, from 1982 until his retirement in 1983. Mr. Fisher served as the Vice Chairman and Chief Financial Officer of U.S. Home Corporation from 1969 to 1981, during which time it grew from a local building company to the nation's largest home builder.

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

         Burt Sugarman has served as a Director of the Company since June 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT for more than the past five years and served as the Chief Executive Officer of Rally's from 1990 and as the Chairman of the Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's in November 1994 and resigned such office in October 1997. Mr. Sugarman is a Director of GIANT and Rally's.

         C. Thomas Thompson has served as a Director of the Company since November 1996 and as Vice Chairman of the Board of Directors since December 1996. He also served as Chief Executive Officer of the Company from December 1996 to November 1997. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE, since October 1994 and as President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Rally's.

         Jean Giles Wittner has served as a Director of the Company since August 1996. She has served as President of Wittner & Company, a diversified company specializing in life insurance brokerage, employee benefit consulting, benefit administration and commercial property management, from 1988 to the present. She is a director or First Progress Corporation, Raymond James Bank and the Pinellas County Education Foundation and a trustee of Florida Progress Foundation, Eckerd College and Menorah Manor. She also serves on the Pinellas Work Force Development Board.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1997, except as follows:

         Messrs. Stein and Fortman and Ms. Wittner each filed their Form 3 late. Messrs. Christensen, Fisher, Foley, Sugarman and Holder and Ms. Beck each filed one Form 5 late, each of which related to one option grant. Mr. McKee filed one Form 5 late relating to two option grants.

ITEM 11. EXECUTIVE COMPENSATION

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for the last three fiscal years, of any person who served as the Chief Executive Officer during any portion of 1997, and the other four most highly compensated executive officers of the Company as of December 29, 1997 who received in excess of $100,000 (collectively, the "Named Executives") (as the term is defined in Item 402
(a)(3) of Regulation S-K under the Exchange Act).


                           SUMMARY COMPENSATION TABLE





                                                                                              LONG TERM COMPENSATION
                                                         ANNUAL COMPENSATION                           AWARDS
                                                         -------------------                           ------

                                                                                               SECURITIES
                                                                            OTHER ANNUAL       UNDERLYING
NAME AND                                      SALARY         BONUS          COMPENSATION         OPTIONS          ALL OTHER
 PRINCIPAL POSITION                 YEAR        ($)           ($)              $ (1)             (#) (2)         COMPENSATION
------------------------------      ----      --------     --------        --------------      ----------        ------------
James J. Gillespie(3)               1997      $ 22,534     $ 25,000        $    3,818 (4)              --                  --
  Chief Executive Officer

Joseph N. Stein(5)                  1997      $189,230     $     --        $  108,441 (6)         250,000                  --
  Executive Vice President and
  Chief Administrative Officer

Richard E. Fortman(7)               1997      $189,230     $     --        $      508 (8)         250,000        $         --
  President and Chief
  Operating Officer

James T. Holder                     1997      $179,231     $     --        $      287 (8)         100,000        $         --
  Senior Vice President,            1996       140,350       23,077               120 (8)          90,500                  --
  General Counsel and               1995        80,617           --             3,112 (9)              --                  --
  Secretary

Michael T. Welch(10)                1997      $137,837     $ 22,000        $      543 (8)              --        $         --
  Vice President,                   1996       125,390        2,467               372 (8)          80,000                  --
  Operations Services and           1995        99,773       15,200            13,261 (11)             --                  --
  Research and Development

C. Thomas Thompson(12)              1997      $     --     $     --        $       --             160,000                  --
  Vice Chairman                     1996            --           --                --                  --                  --

--------------------------

(1) Certain perquisites were provided to certain of the Named Executive Officers, but in no event did the value of the perquisites provided in any year exceed 10% of the amount of the executive's salary for that year.

(2) With the exception of Messrs. Stein and Fortman, the Options listed were granted pursuant to the Company's 1991 Stock Option Plan.

(3) Mr. Gillespie was appointed Chief Executive Officer of the Company in November 1997.

(4)      Includes relocation expenses ($3,708) and life insurance premiums
         ($109).

(5) Mr. Stein was appointed Executive Vice President and Chief Administrative Officer in January 1997 and subsequently assumed the Chief Financial Officer position. He relinquished his position as Chief Financial Officer in January 1998.

(6)      Consists of relocation expenses ($108,221) and life insurance premiums
         ($220).

(7) Mr. Fortman was appointed President and Chief Operating Officer in January 1997. He relinquished his position as President and Chief Operating Officer of the Company in February 1998.

(8)      Consists of life insurance premiums.

(9)      Consists of automobile allowance.

(10) Mr. Welch became an executive officer of the Company in March 1995, and relinquished his position with the Company in March 1998.

(11)     Consists of relocation expenses ($8,815) and automobile allowance
         ($4,446).

(12) Mr. Thompson was appointed Chief Executive Officer and Vice Chairman of the Company in December 1996. He relinquished his position as Chief Executive Officer in November 1997.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officers during fiscal 1997 pursuant to the Company's 1991 Stock Option Plan.

                                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR OPTION
                                                  INDIVIDUAL GRANTS(1)                                  TERM (2)
-----------------------------------------------------------------------------------------------------------------------

                             NUMBER OF      % OF TOTAL
                            SECURITIES        OPTIONS
                            UNDERLYING        GRANTED       EXERCISE OR
                              OPTIONS            TO          BASE PRICE     EXPIRATION
       NAME                 GRANTED (#)       EMPLOYEES         ($/SH)          DATE            5%($)            10%($)
       ----                 -----------          IN         -----------     ----------          -----            ------
                                               FISCAL
                                               ------
                                                YEAR
                                                ----
-----------------------------------------------------------------------------------------------------------------------
James J. Gillespie                -0-           -0-                  --           --               --               --

C. Thomas Thompson            160,000          19.1%        $      1.77       1/6/07         $178,103         $451,348

James T. Holder               100,000          11.9%               1.77       1/6/07          111,314          282,092

Joseph N. Stein               250,000          29.9%               1.77       1/6/07          278,286          705,231

Richard E. Fortman            250,000          29.9%               1.77       1/6/07          278,286          705,231

Michael T. Welch                  -0-           -0-                  --                            --               --
-----------------------------------------------------------------------------------------------------------------------

-----------------

(1) With the exception of Messrs. Stein and Fortman, all options were granted pursuant to the 1991 Stock Option Plan.

(2) The 5% and 10% assumed annual rates or stock price appreciation are provided in compliance with Regulation S-K under the Exchange Act. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of the Common Stock will appreciate at such rates.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         Set forth below is information with respect to options exercised by the Named Executive Officers during fiscal 1997 and the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                                                               NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                               OPTIONS AT FY-END (#)              IN-THE-MONEY
                                                                                            OPTIONS AT FY-END($) (1)
                                SHARES           VALUE
                              ACQUIRED ON       REALIZED
NAME                          EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                          ------------      --------      -------------------------     -------------------------
James J. Gillespie                -0-              -0-                  -0-/-0-                       -0-/-0-

C. Thomas Thompson                -0-              -0-               160,000/-0-                      -0-/-0-

James T. Holder                   -0-              -0-               149,083/50,917                   -0-/-0-

Joseph N. Stein                   -0-              -0-                250,000/-0-                     -0-/-0-

Richard E. Fortman                -0-              -0-                250,000/-0-                     -0-/-0-

Michael T. Welch                  -0-              -0-               50,001/59,999                    -0-/-0-

------------------

(1) Based upon the difference between the exercise price and the closing price of the Common Stock ($.813) as reported on the NASDAQ National Market on December 29, 1997.

COMPENSATION OF DIRECTORS

         Directors who are not employees are compensated on the basis of $1,000 plus out-of-pocket expenses for each Board and committee meeting attended. Non-employee Directors also participate in the 1994 Stock Option Plan for Non-Employee Directors, which provides for the automatic grant to each non-employee Director, upon election to the Board of Directors, of a non-qualified, ten-year option to acquire 100,000 shares of the Company's Common Stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee Director of a non-qualified, ten-year option to acquire an additional 20,000 shares of Common Stock. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. One-fifth of each initial option granted pursuant to such Plan prior to August 6, 1997 become exercisable on a cumulative basis on each of the first five anniversaries of the date of the grant of such option. One-third of each annual option granted pursuant to such Plan prior to August 6, 1997 becomes exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. All options granted pursuant to this Plan on or after August 6, 1997 are exercisable immediately upon grant. Options are exercisable whether or not the Non-Employee Director is, at the time of exercise, an eligible member of the Board of Directors, unless the Director is removed for cause. Directors who are employees of the Company receive no extra compensation for their services as Directors.

EMPLOYMENT AGREEMENTS

         Effective November 10, 1997, the Company, Rally's and James J. Gillespie entered into an employment agreement, pursuant to which Mr. Gillespie serves as the Chief Executive Officer and a

Director of the Company and President, Chief Executive Officer and a Director of Rally's. The term of employment is for two years, subject to automatic renewal by the Company and Rally's for one-year periods thereafter, at an annual base salary of $282,500. Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Rally's. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Rally's common stock, $.10 per value per share ("Rally's Common Stock"), and became entitled to receive a signing bonus of $50,000. The option vests in three equal annual installments commencing on November 10, 1998; provided, that if the term of the agreement is not extended to November 10, 2000, the option becomes fully vested on November 10, 1999. Mr. Gillespie is entitled to choose to participate in either the Company's or Rally's employee benefit plans and programs and is entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct substantial and adverse effect on the reputation of the Company or Rally's or their relationships with their customers or employees. Mr. Gillespie has agreed to keep confidential all nonpublic information about the Company and Rally's during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not during his employment, engage in, any business which is competitive with either the Company or Rally's. The Company and Rally's intend to share the costs associated with this agreement. See "Compensation Committee Interlocks and Insider Participation."

         In February 1998, the Company, Rally's and Harvey Fattig entered into a letter agreement pursuant to which Mr. Fattig is employed. Pursuant to the agreement, Mr. Fattig serves as Executive Vice President and Chief Operating Officer of the Company and Rally's and is paid by Checkers at an annual rate of $175,000. Mr. Fattig is entitled to be considered for an annual bonus and received options to purchase 108,000 shares of the Company's Common Stock and 42,000 shares of Rally's Common Stock. The options vest in equal annual installments over a three-year period. Mr. Fattig is entitled to reimbursement of his relocation expenses and to six months' severance pay if terminated without cause prior to the third anniversary of his employment.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is responsible for executive compensation decisions as described above. The Committee has been comprised of Messrs. Foley and McKee during 1997. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity and CKE, which, as of April 23, 1998, beneficially owned approximately 30.9% and 12.2% respectively, of the outstanding shares of Rally's Common Stock. Rally's holds approximately 26.1% of the outstanding Checkers Common Stock.

         On November 22, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with CKE, as agent of the various lenders named therein (the "Lenders"). The Lenders include CKE, Fidelity, C. Thomas Thompson, William P. Foley, II, Burt

Sugarman and KCC Delaware Company, a wholly owned subsidiary of GIANT. Pursuant to the Restated Credit Agreement, the Company's primary debt aggregating approximately $35.8 million principal amount, which had been acquired by the Lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 31, 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $6.0 million in restructuring fees and charges. In connection with the restructuring, the Company issued to the Lenders warrants to purchase an aggregate of 20 million shares of Common Stock at an exercise price of $0.75 per share, the approximate market price of the Common Stock on the day prior to the announcement of the acquisition of the Company's debt by the Lenders. The Lenders specified above received warrants in the following amounts: CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490; William P. Foley, II, 854,700; Burt Sugarman, 712,250; and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of Common Stock underlying their warrants.

         On February 20, 1997, the Company received $19.5 million in consideration for issuing an aggregate of 8,771,929 shares of Common Stock and 87,719 shares of the Company's Series A Preferred in a private placement. The per share purchase price for the Common Stock was $1.14, based upon the closing price ($1.34) of the Common Stock on December 16, 1996, the day prior to the approval of the transaction by the Board of Directors, less a discount for the fact that such shares are not freely transferable for a one-year period. The purchasers in the private placement included: CKE (6,162,299 shares of Common Stock and 61,636 shares of Series A Preferred Stock); Fidelity (438,5965 shares of Common Stock and 4,385 shares of Series A Preferred Stock); C. Thomas Thompson (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); William P. Foley, II (219,298 shares of Common Stock and 2,192 shares of Series A. Preferred Stock); and Burt Sugarman (54,824 shares of Common Stock and 2,192 shares of Series A. Preferred Stock). The purchasers in the private placement also received certain piggyback and demand registration rights and agreed not to sell any shares of Common Stock received in the private placement in the open market for a one-year period. The Series A Preferred stock was converted into an aggregate of 9,383,118 shares of Common Stock upon approval of such conversion by the Company's stockholders on August 6, 1997.

         Effective November 30, 1997, the Company and Rally's entered into a management services agreement (the "Management Services Agreement") pursuant to which the Company is providing key services to Rally's, including executive management, financial planning and accounting, franchise, purchasing and human resources. In addition, the Company and Rally's share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that entering into the Management Services Agreement and sharing certain executive officers will enable the Company and Rally's to take advantage of cost savings opportunities by facilitating the combination of administrative and operational functions. The total cost of the services provided by the Company in 1997 was $95,000.

ITEM 12.  STOCK OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT.

         The following table sets forth, as of April 23, 1998, information as to the beneficial ownership of the Company's Common Stock by: (i) each person serving the Company as a Director on such date and each nominee for Director;
(ii) each person who qualifies as a Named Executive Officer; (iii) all of the current Directors and executive officers of the Company as a group; and (iv) each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock.



                                         Number of Shares                        Percent of
Name                                   Beneficially Owned(1)                      Class(2)
----                                    ---------------------                   ----------
William P. Foley, II                            1,378,100 (3)                          1.8%

James J. Gillespie                                     --

Joseph P. Stein                                   270,000 (4)                            *

Richard Fortman                                   250,000 (5)                            *

James T. Holder                                   149,083 (6)                            *

Michael T. Welch                                   53,334 (7)                            *

Terry N. Christensen                              523,400 (8)                            *

Frederick E. Fisher                               530,200 (9)                            *

Clarence V. McKee                                 526,800 (10)                           *

Burt Sugarman                                   1,234,651 (11)                         1.7%

C. Thomas Thompson                                382,400 (12)                           *

Jean Giles Wittner                                320,000 (13)                           *

All current Directors and executive             5,617,968 (14)
officers as a group (12 persons)                                                       7.1%

NAME AND ADDRESS OF 5%
BENEFICIAL OWNER
-----------------

Rally's Hamburgers, Inc.                       19,130,930                             26.1%
600 Cleveland Street, Eighth Floor
Clearwater, Florida  34615

CKE Restaurants, Inc.                           7,350,428 (15)                         1.0%
1700 N. Harbor Blvd.
Anaheim, CA  92801

*    Less than 1% (footnotes on following page)

(1) Based upon information furnished to the Company by the named persons and information contained in filings with the SEC. Under the rules of the SEC, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days ("Exercisable Securities"). Unless otherwise indicated, the named persons have sole voting and investment power with respect to their respective shares.

(2)      Based on 73,395,983 shares of Common Stock outstanding as of April
         23, 1998. Shares of Common Stock subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of class of the persons holding such options or warrants but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,378,100 shares subject to Exercisable Securities. Excludes 2,108,262 shares subject to Exercisable Securities held by Fidelity and 7,350,428 shares subject to Exercisable Securities held by CKE, as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity and CKE.

(4)      Includes 250,000 shares subject to Exercisable Securities.

(5)      Includes 250,000 shares subject to Exercisable Securities.

(6)      Includes 149,083 shares subject to Exercisable Securities.

(7)      Includes 53,334 shares subject to Exercisable Securities.

(8)      Includes 523,400 shares subject to Exercisable Securities.

(9)      Includes 530,200 shares subject to Exercisable Securities.

(10)     Includes 525,800 shares subject to Exercisable Securities.

(11) Includes 1,234,651 shares subject to Exercisable Securities. Excludes 2,849,002 shares subject to Exercisable Securities held by KCC Delaware Company, a wholly owned subsidiary of GIANT, of which Mr. Sugarman is Chairman of the Board, President and Chief Executive Officer, as to which Mr. Sugarman disclaims beneficial ownership.

(12)     Includes 382,400 shares subject to Exercisable Securities.

(13)     Includes 320,000 shares subject to Exercisable Securities.

(14)     Includes 5,596,968 shares subject to Exercisable Securities.

(15)     Includes 7,350,428 shares subject to Exercisable Securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Item 10. Executive Compensation - Compensation Interlocks and Insider Participation" is incorporated herein by reference. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during 1997 and will perform legal services for the Company in 1998. Such services have related to compliance with securities laws and other business matters.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

Date:  April 24, 1998


                                   By: /s/ James T. Holder
                                      -----------------------------------
                                             James T. Holder
                                   Senior Vice President, General Counsel
                                             and Secretary