Form 10-Q
period 1998-03-23
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1998-05-07
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________  to  _________

                         Commission file number 0-19649

                       Checkers Drive-In Restaurants, Inc.
             (Exact name of Registrant as specified in its charter)


                  Delaware                                   58-1654960
     (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                       identification no.)

      Barnett Bank Building
      600 Cleveland Street, Eighth Floor
      Clearwater, FL                                            33755
     (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (813) 441-3500

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The Registrant had 73,411,112 shares of Common Stock, par value $.001 per share, outstanding as of April 15, 1998.

       This document contains 22 pages. Exhibit Index appears at page 21.

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                                                      PAGE

Item 1     Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets
               March 23, 1998 and December 29, 1997......................................................................3

             Condensed Consolidated Statements of Operations
               Quarter ended March 23, 1998 and March 24, 1997...........................................................5

             Condensed Consolidated Statements of Cash Flows
               Quarter ended March 23, 1998 and March 24, 1997...........................................................6

             Notes to Consolidated Financial Statements..................................................................7

Item 2       Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................................................11


PART II      OTHER INFORMATION

Item 1       Legal Proceedings..........................................................................................18

Item 2       Changes in Securities......................................................................................19

Item 3       Defaults Upon Senior Securities............................................................................19

Item 4       Submission of Matters to a Vote of Security Holders .......................................................19

Item 5       Other Information..........................................................................................19

Item 6       Exhibits and Reports on Form 8-K...........................................................................19

PART I. FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              FINANCIAL STATEMENTS
                             (Dollars in thousands)


                                    ASSETS

                                                                                    (Unaudited)
                                                                                      March 23,         December 29,
                                                                                        1998                1997
                                                                                    --------------------------------
Current Assets:

 Cash and cash equivalents:
   Restricted                                                                       $       1,405       $     2,555
   Unrestricted                                                                             2,462             1,366
 Accounts receivable                                                                        2,183             1,175
 Notes receivable                                                                             272               265
 Inventory                                                                                  2,114             2,222
 Assets held for sale                                                                       3,796             4,332
 Deferred loan costs                                                                        1,786             1,648
 Prepaid expenses and other current assets                                                    644               309
                                                                                    -------------------------------
    Total current assets                                                                   14,662            13,872

 Property and equipment at cost, net of accumulated depreciation
   and amortization                                                                        86,181            87,889
 Intangibles, net of accumulated amortization                                              11,286            11,520
 Deferred loan costs - less current portion                                                   549             1,099
 Notes receivable-long term portion                                                           372               381
 Deposits and other non-current assets                                                        626               640
                                                                                    -------------------------------
                                                                                    $     113,676      $    115,401
                                                                                    ===============================

 See Notes to Condensed Consolidated Financial Statements


                        CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       (Unaudited)
                                                                                        March 23,      December 29,
                                                                                           1998            1997
                                                                                    -------------------------------
 Current Liabilities:

 Current installments of long-term debt                                               $     2,816   $      3,484
 Accounts payable                                                                           6,637          8,186
 Accrued wages, salaries and benefits                                                       3,266          2,528
 Reserves for restaurant relocation and abandoned sites                                     1,718          2,159
 Other accrued liabilities                                                                 10,785         11,408
 Deferred income-current                                                                      320            260
                                                                                    ----------------------------
   Total current liabilities                                                               25,542         28,025



 Long-term debt, less current installments                                                 28,894         29,401
 Deferred income                                                                              565            346
 Long-term reserves for Restaurant relocations and abandoned sites                            893            581
 Minority interests in joint ventures                                                         885            966
 Other noncurrent liabilities                                                               6,068          5,710
                                                                                    ----------------------------
   Total liabilities                                                                       62,847         65,029


 Stockholders' Equity:
 Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
   outstanding                                                                                  -              -
 Common stock, $.001 par value, authorized 100,000,000 shares, issued and outstanding 72,755,031 at December 29, 1997 and 73,411,112 at
   March 23, 1998                                                                               73            73
 Additional paid-in capital                                                                112,599       112,536
 Warrants                                                                                    9,463         9,463
 Retained deficit                                                                          (70,906)      (71,300)
                                                                                    ----------------------------
                                                                                            51,229        50,772

 Less treasury stock, at cost, 578,904 shares                                                  400           400
                                                                                    ----------------------------
   Net stockholders' equity                                                                 50,829        50,372
                                                                                    ----------------------------
                                                                                       $   113,676   $   115,401
                                                                                    ============================

See Notes to Condensed Consolidated Financial Statements


                        CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (UNAUDITED)
                                                                                       Quarter Ended
                                                                                  -----------------------
                                                                                  March 23,     March 24,
                                                                                     1998         1997
                                                                                  -----------------------
 REVENUES:
 Restaurant sales                                                                $   35,107    $   32,448
 Franchise revenues and fees                                                          1,844         1,612
 Modular restaurant packages                                                             52            97
                                                                                 ------------------------
   Total revenues
                                                                                 $   37,003    $   34,157
 COSTS AND EXPENSES:
 Restaurant food and paper costs                                                     11,389        11,105
 Restaurant labor costs                                                              10,691        11,338
 Restaurant occupancy expense                                                         2,863         2,725
 Restaurant depreciation and amortization                                             1,874         1,928
 Advertising expense                                                                  1,876         1,645
 Other restaurant operating expense                                                   3,097         3,246
 Cost of modular restaurant package revenue                                              70            76
 Other depreciation and amortization                                                    515           519
 General and administrative expenses                                                  2,941         3,393
 Losses on assets to be disposed of                                                      63             -
                                                                                 ------------------------
   Total costs and expenses                                                          35,379        35,975
                                                                                 ------------------------

   Operating income (loss)
                                                                                      1,624        (1,818)
 OTHER INCOME (EXPENSE):
 Interest income                                                                         79            78
 Interest expense                                                                      (954)       (1,342)
 Interest - loan cost amortization                                                     (415)       (2,170)
                                                                                 ------------------------
 Income (loss) before minority interests and income
    tax expense                                                                         334        (5,252)
 Minority interests                                                                     (60)          (71)
                                                                                 ------------------------
 Income (loss) before income tax expense                                                394        (5,181)
 Income tax expense                                                                       -             -
                                                                                 ------------------------
     Net income (loss)                                                           $      394   $    (5,181)
                                                                                 ========================
 Comprehensive income (loss)                                                     $      394   $    (5,181)
                                                                                 ========================
 Net income (loss) per common share - basic                                      $     0.01   $     (0.09)
                                                                                 ========================
 Net income (loss) per common share - diluted                                    $     0.01   $     (0.09)
                                                                                 ========================
 Weighted average number of common shares - basic                                    73,313        55,110
                                                                                 ========================
 Weighted average number of common shares - diluted                                  73,314        55,110
                                                                                 ========================


 See Notes to Condensed Consolidated Financial Statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                   (UNAUDITED)
                                                                                           Quarter Ended
                                                                                    ------------------------
                                                                                      March 23,    March 24,
                                                                                         1998        1997
                                                                                    ------------------------

 Cash flows from operating activities:
 Net income (loss)                                                                    $   394     $ (5,181)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:                                                         -            -
   Depreciation and amortization                                                        2,389        2,448
   Provision for losses on assets to be disposed of                                        63
   Deferred loan cost amortization                                                        412        2,170
   Provision for bad debt                                                                 116           90
   Gain on disposal of property & equipment                                                (3)          (4)
   Minority interests in (losses) earnings                                                (60)         (71)
 Changes in assets and liabilities:
   Increase in receivables                                                             (1,123)        (445)
   (Increase) Decrease in notes receivable                                                (16)          31
   Decrease in inventory                                                                  108          220
   Decrease in income taxes receivable                                                      -          136
   Increase in prepaid expenses and other                                                (335)        (136)
   Decrease in deposits and other                                                          14          106
   Decrease in accounts payable                                                        (1,515)      (6,687)
   Increase (Decrease) in accrued liabilities                                              58       (1,392)
   Increase in deferred income                                                            279           60
                                                                                 -------------------------
   Net cash provided by (used in) operating activities                                    781       (8,655)
                                                                                 -------------------------
 Cash flows from investing activities:
 Capital expenditures                                                                    (127)        (291)
 Proceeds from sale of assets                                                             273        2,214
                                                                                 -------------------------
   Net cash provided by investing activities                                              146        1,923
                                                                                 -------------------------
 Cash flows from financing activities:
 Repayments on short term debt                                                              -       (2,500)
 Principal payments in long-term debt                                                    (961)      (9,813)
 Net proceeds from private placement                                                        -       19,450
 Distributions to minority interests                                                      (20)         (10)
                                                                                 -------------------------
   Net cash (used in) provided by financing activities                                   (981)       7,127
                                                                                 -------------------------
   Net increase in cash                                                                   (54)         395
 Cash at beginning of period                                                            3,921        3,056
                                                                                 -------------------------
 Cash at end of period                                                                $ 3,867   $    3,451
                                                                                 =========================
  Supplemental disclosure of cash flow information--
            Interest paid                                                             $   946   $    1,540
                                                                                 =========================


 See Notes to Condensed Consolidated Financial Statements

                      CHECKERS DRIVE-IN RESTUARANTS, INC.
                                AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1            Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 23, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 29, 1997. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 29, 1997 consolidated financial statements.

(b) Purpose and Organization - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At March 23, 1998, there were 483 Checkers Restaurants operating in 23 different states, the District of Columbia, Puerto Rico and West Bank, Israel. Of those Restaurants, 230 were Company-operated (including 12 joint venture restaurants) and 253 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

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

(d) Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. In January 1998, $1.2 million in restricted cash balances were released for the Company's use as the funds have been guaranteed by a letter of credit from a bank.

(e) Receivables - Receivables consist primarily of franchise fees, royalties and notes due from franchisees, receivables from the sale of modular restaurant packages and advances to the National Production Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $2.0 million at March 23, 1998 and $2.1 million at December 29, 1997.

(f) Inventory - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(g) Deferred Loan Costs - Deferred loan costs incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Note 2) are being amortized on the effective interest method. During the quarter ended March 24, 1997, the Company expensed an additional $1.6 million of deferred loan costs due to unscheduled principal reductions.

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

(i) Impairment of Long Lived Assets - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

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

(m) Disclosures about Fair Values of Financial Instruments - The balance sheets as of March 23, 1998 and December 29, 1997 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(n) Earnings per Share - The Company calculates basic and diluted earnings (loss) per share in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted earnings per share.

(o) Stock Options - As discussed in Note 3, the Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

(p) New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes is required under SFAS 130.

(q) Year 2000 - In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather then four to define the applicable year. The total cost of the project is estimated to be $100,000 and will be funded through operating cash flows. The Company anticipates expensing all costs associated with these systems changes as the costs are incurred.

(r) Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2            Long Term Debt

Long-term debt consists of the following:

 (Dollars in thousands)                                                                       March  23,   December  29,
                                                                                                 1998           1997
                                                                                           -----------------------------
 Notes payable under Loan Agreement                                                         $    25,962   $       26,077
 Notes payable due at various dates, secured by building and equipment, with
   interest at rates primarily ranging from 9.0% to 15.83%, payable monthly                       4,454            5,441
 Other                                                                                            1,294            1,367
                                                                                           -----------------------------
 Total long-term debt                                                                            31,710           32,885
 Less current installments                                                                        2,816            3,484
                                                                                           -----------------------------
 Long-term debt less current installments                                                   $    28,894   $       29,401
                                                                                           =============================

                  At November 13, 1997, the effective date of the registration statements filed on Form S-4, the Company had outstanding promissory notes in the aggregate principal amount of approximately $3.2 million, (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. (N.T.D.T."). The Company agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 1.9 million shares of Common Stock and the Note issued to NTDT in exchange for a convertible note in the same principal amount and convertible into approximately 614,000 shares of Common Stock pursuant to agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued was to be determined by the market price of the Company's stock. Consummation of the Rall-Folks, RDG, and NTDT purchases occurred on November 24, December 5, and November 24, 1997, respectively.

                  During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. In early 1998, the Company issued an additional 359,129 shares of common stock to NTDT. Additionally, in January 1998, the Company issued 12,064 shares of common stock to RDG in payment of accrued interest, 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection. After these issuances, the remaining amount owed in relation to these Notes was $22,000 payable to NTDT. It is currently estimated that the Company owes $57,000 in additional cash payments to NTDT for accrued interest and purchase price protection. The Company currently has available an additional 103,000 registered shares which may be issued to RDG as purchase price protection and does not expect any significant financial commitments beyond such shares necessary to settle the Notes.

                  The Company's primary credit facility (the "Restated Credit Agreement") is held by an investor group led by CKE Restaurants, Inc.. Also participating is KCC Delaware, a wholly owned subsidiary of GIANT GROUP, LTD which is a controlling shareholder of Rally's Hamburgers, Inc. The Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 29, 1997, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for period 13 of fiscal 1997, and for periods one and two of fiscal 1998. The violation was due to the Company recording certain accounting charges and loss provisions during period 13 of fiscal 1997. The Company is in compliance for period three of 1998 due to the effect of period 13 of fiscal 1997 no longer impacting the trailing three period reporting calculation. Consequently the debt obligation has been classified as a long-term obligation as of December 29, 1997 and March 23, 1998.

Note 3:           Stock Option Plans

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

                  In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, in 1994, as amended (The "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000 and provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. One-fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 12,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 12,000 shares. Each Non-Employee Director has also received additional options to purchase 3,000 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 100,000 shares, (ii) an increase in the annual options grant to 20,000 shares and (iii) the grant of an option to purchase 300,000 shares each to each Non-Employee Directors who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant.

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

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards no. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in the first quarter of 1997 and the first quarter of 1998 consistent with the provisions of SFAS No. 123, and the Company's net income (loss) would have been reduced by approximately $680,000 and $72,000 respectively, on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal 1997 and the first quarter of 1998, respectively: divided yield of zero percent for both periods: expected volatility of 81 and 88 percent, risk-free interest rates of 6.0 and 5.7 percent, and expected lives of 2 years, for both periods. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

Note 4:           Related Parties

                  Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses ($913,000 in the first quarter of 1998) under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Although the number of Company employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Rally's in accordance with the Management Services Agreement.

Note 5:           Income Taxes

                  The Company recorded income tax expense of $150,000 for the quarter ended March 23, 1998 and income tax benefits of $2.0 million for the quarter ended March 24, 1997, or 38.0% of the respective income and loss before income taxes. The Company then recorded a valuation allowance of $2.0 million against deferred income tax assets as of March 24, 1997 and reversed tax valuation allowances of $150,000 previously recorded against deferred tax assets as of March 23, 1998. The Company's total valuation allowances of $30.2 million as of March 23, 1998, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

              The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru Restaurants. As of March 23, 1998, the Company had an ownership interest in 230 Company-operated Restaurants and an additional 253 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of March 23, 1998, there were 218 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of March 23, 1998, there were 12 such Joint Venture Restaurants).

              During the first quarter of fiscal 1998, the Company realized an 8.2% increase in restaurant sales which were up $2.7 million over the first quarter of fiscal 1997. Comparable store sales increased 8.9% during the same period.

              Early in fiscal 1997, the Company applied a marketing strategy that included a greater emphasis on the quality of the burgers and fries that the Company offers, and an increased emphasis on combo meals. The Company introduced a new advertising campaign in several Company-operated markets, as well as the Tampa co-op television markets in the fall of 1997. The campaign was based on strategic research, which confirmed the consumer belief in the freshly prepared quality of the products. The new creative, which features a "commercial within a commercial" focus, invites a customer to make his/her own commercial, since "we make everything fresh here at Checkers". Created by the Company's new advertising agency, Crispin, Porter and Bogusky out of Miami, Florida, the Company believes that these fun and engaging spots communicate the core belief of the consumer, and dovetail nicely into the broader strategic position of the best burger in the fast food industry. In 1998, television remains the primary advertising medium in the Company's core markets, while radio, outdoor and direct mail print provide the primary coverage in other, less efficient markets.

              The Company continues to realize reductions in food, paper and labor costs during the first quarter of 1998. These costs totaled 62.9% of restaurant revenues in 1998 versus 69.1% in the first quarter of 1997. Management's efforts to improve food, paper, and labor costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Rally's Hamburgers, Inc. (Rally's) to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers.

              Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, information technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities.

              Significant management changes have occurred since the end of fiscal year 1997. Effective January 5, 1998 Richard A. Peabody was appointed Vice President and Chief Financial Officer, assuming the financial responsibilities previously held by Mr. Joseph N. Stein who retained his position as Executive Vice President and Chief Administrative Officer. On January 26, 1998 David M. Bunch was appointed Sr. Vice President of Real Estate Development. On February 23, 1998, Harvey Fattig was appointed Executive Vice President and Chief Operating Officer of the Company and of Rally's.

              In the first quarter of fiscal 1998, the Company, along with its franchisees, experienced a net increase of eight operating restaurants. In 1998, the franchise community has indicated an intent to open up to 30 new units and the Company intends to close fewer restaurants focusing on improving Restaurant margins. The franchise group as a whole continues to experience higher average per store sales than Company stores.

              The Company receives revenues from Restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured MRP's. Cost of Restaurant sales relates to food and paper costs. Other Restaurant expenses include labor and all other Restaurant costs for Company-operated Restaurants, except advertising. Cost of MRP's relates to all Restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company-operated Restaurant operations and MRP revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional Restaurant openings and the sales volumes of both existing and new Restaurants. MRP revenues are directly affected by the number of new franchise Restaurant openings and the number of new MRP's produced or used MRP's refurbished for sale in connection with those openings.

Results of Operations

              The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected restaurant operating data.

                                                                               Quarter Ended
                                                                                 (Unaudited)
                                                                         --------------------------
                                                                           March 23,       March 24,
                                                                            1998             1997
                                                                         --------------------------
 Revenues
    Net restaurant sales                                                        94.9%        95.0%
    Franchise revenues and fees                                                  5.0%         4.7%
    Modular restaurant packages                                                  0.1%         0.3%
                                                                         -------------------------
     Total revenues                                                              100%         100%
  Costs and expenses
    Restaurant food and paper costs (1)                                         32.4%        34.2%
    Restaurant labor costs (1)                                                  30.5%        34.9%
    Restaurant occupancy expense (1)                                             8.2%         8.4%
    Restaurant depreciation and amortization (1)                                 5.3%         5.9%
    Advertising expense (1)                                                      5.3%         5.1%
    Other restaurant operating expense (1)                                       8.8%        10.0%
    Costs of modular restaurant package revenues (2)                           134.6%        78.4%
    Other depreciation and  amortization                                         1.4%         1.5%
    General and administrative expense                                           7.9%         9.9%
    Losses on assets to be disposed of                                           0.2%           0%
                                                                         -------------------------
      Operating income (loss)                                                    4.4%        (5.3)%
                                                                         -------------------------
 Other income (expense)
    Interest income                                                              0.2%         0.2%
    Interest expense                                                            (2.6)%       (3.2)%
    Interest - loan cost amortization                                           (1.1)%       (6.4)%
    Minority interests                                                           0.2%         0.2%
                                                                         -------------------------

 Income (loss) before income tax expense                                         1.1%       (15.2)%
 Income tax expense (benefit)                                                    0.0%         0.0%
                                                                         -------------------------
   Net income (loss)                                                             1.1%       (15.2)%
                                                                         =========================

 (1) As percent of Restaurant sales.
 (2) As a percent of Modular restaurant package revenues.

Results of Operations
                                                             Quarter Ended
                                                              (Unaudited)
                                                      --------------------------
                                                       March 22,      March 24,
                                                           1998          1997
                                                      -------------------------
 Operating data:
   System - wide restaurant sales (in 000's) (3):
    Company - operated                                  $35,107       $ 32,448
    Franchised                                           47,715         39,598
                                                       -----------------------
        Total                                           $82,822       $ 72,046
                                                       =======================

 Average annual net sales per restaurant open for a full year (in 000's) (3):

   Company - operated                                    $  599      $     634
   Franchised                                            $  730      $     763
   System - wide                                         $  664      $     698
                                                      ------------------------
 Number of Restaurants (4)
   Company - operated                                       230            232
   Franchised                                               253            245
                                                      ------------------------
     Total                                                  483            477
                                                      ========================

(3) Includes sales of restuarants open for entire trailing 13 period year including stores expected to be closed in the following year.
(4) Number of restuarants open at end of period.

Comparison of Historical Results - Quarter Ended March 23, 1998 and Quarter Ended March 24, 1997

              Revenues. Total revenues increased 7.7% to $37 million for the quarter ended March 23, 1998, compared to $34.2 million for the quarter ended March 24, 1997. Company-operated Restaurant sales increased 8.2% to $35.1 million for the quarter ended March 23, 1998, from $32.4 million for the quarter ended March 24, 1997. Restaurant sales for comparable Company-owned Restaurants for the quarter ended March 23, 1998, increased 8.9% compared to the quarter ended March 24, 1997. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These increases in Restaurant sales and comparable Restaurant sales are primarily attributable to the utilization of television advertising during the first quarter of 1998 versus less effective radio advertising during the first quarter of 1997.

              Franchise revenues and fees increased 14.4% to $1.8 million for the quarter ended March 23, 1998, from $1.6 million for the quarter ended March 24, 1997. This was a result of a net increase of eight franchised restaurants since March 24, 1997, and opening six franchised restaurants during the quarter ended March 23, 1998 versus one in the first quarter of 1997. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

              Modular restaurant package revenues decreased 46.4% to $52,000 for the quarter ended March 23, 1998, from $97,000 and for the quarter ended March 24, 1997. Modular restaurant package revenues are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator and include amounts charged to franchises for the refurbishment of used MRP's.

              Costs and expenses. Restaurant food and paper costs totalled $11.4 million or 32.4% of Restaurant sales for the quarter ended March 23, 1998, compared to $11.1 million or 34.2% of Restaurant sales for the quarter ended March 24, 1997. The actual increase in food and paper costs was due primarily to the increase in Restaurant sales while the decrease in these costs as a percentage of Restaurant sales was due to new purchasing contracts negotiated in early 1997.

              Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.7 million or 30.5% of Restaurant sales for the quarter ended March 23, 1998, compared to $11.3 million or 34.9% of Restaurant sales for the quarter ended March 24, 1997. The decrease in Restaurant labor costs as a percentage of Restaurant sales was due to the increase in comparable store sales and other Restaurant level initiatives implemented in the first quarter of 1997 partially offset by the 1997 increase in the federal minimum wage rate.

              Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.9 million or 8.2% of Restaurant sales for the quarter ended March 23, 1998 compared to $2.7 million or 8.4% of Restaurant sales for the quarter ended March 24, 1997. This decrease in restaurant occupancy costs as a percentage of Restaurant sales was due primarily to the increase in average Restaurant sales relative to the fixed and semi-variable nature of these expenses.

              Restaurant depreciation and amortization decreased by $54,000 or 2.8% for the quarter ended March 23, 1998, as compared to the quarter ended March 24, 1997, due primarily to a net decrease of two Company-operated restaurants from March 24, 1997 to March 23, 1998.

              Advertising expense increased to $1.9 million or 5.3% of Restaurant sales for the quarter ended March 23, 1998, from $1.6 million or 5.1% of restaurant sales for the quarter ended March 24, 1997. The increase in this expense was due to the utilization of television advertising during the first quarter of 1998 versus less expensive radio advertising during the first quarter of 1997.

              Other restaurant operating expenses include all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $3.1 million or 8.8% of Restaurant sales for the quarter ended March 23, 1998, compared to $3.2 million or 10.0% of Restaurant sales for the quarter ended March 24, 1997. The decrease in the quarter ended March 23, 1998, as a percentage of Restaurant sales was primarily related to the increase in average Restaurant sales relative to the fixed and semi-variable nature of these expenses. The decrease in the actual expense by 4.6% was primarily due to tighter spending controls implemented in early second quarter of 1997.

              Costs of modular restaurant package revenues totalled $70,000 or 134.6% of modular restaurant package revenues for the quarter ended March 23, 1998, compared to $76,000 or 78.4% of such revenues for the quarter ended March 24, 1997. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

              General and administrative expenses were $2.9 million or 7.9% of total revenues, for the quarter ended March 23, 1998, compared to $3.4 million or 9.9% of total revenues for the quarter ended March 24, 1997. The decrease in these expenses of $452,000 was primarily due to the sharing of expenses under the November 1997 Management Services Agreement with Rally's Hamburgers, Inc..

              Interest expense. Interest expense other than loan cost amortization decreased to $954,000 or 2.6% of total revenues for the quarter ended March 23,1998 from $1.3 million or 3.9% of total revenues for the quarter ended March 24, 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $1.8 million to $415,000 in 1998 from $2.2 million for the quarter ended March 24, 1997 due to the accelerated amortization of deferred loan costs due to $9.7 million in unscheduled principal reductions in early 1997.

              Income tax expense. Due to the loss for the quarter, the Company recorded an income tax benefit of $150,000 or 35.0% of the loss before income taxes which was completely offset by the reversal of deferred income tax valuation allowances of $150,000 for the quarter ended March 23, 1998, as compared to an income tax benefit of $2.0 million or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $2.0 million for the quarter ended March 24, 1997. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

              Net income (loss) Earnings were significantly impacted by the expensing of $2.2 million in deferred loan costs in the quarter ended March 24, 1997, including $1.6 million required as a result of principal payments of $9.1 million on the Company's primary credit facility, versus $415,000 in deferred loan cost amortization in 1998. Net income (loss) before tax and the deferred loan cost amortization was $809,000 and or $.01 per share for the quarter ended March 23, 1998 and ($3.0 million) or ($.05) per share for the quarter ended March 24, 1997, which resulted primarily from an increase in the average Restaurant sales and margins, an increase in royalties and franchise fees, a decrease in general and administrative expenses and a reduction in interest expense.

Liquidity and Capital Resources

              The Company, for the first quarter since September, 1994, has reported a profit for the quarter ended March 23, 1998,. Although Management of the Company is encouraged with the positive results of the current quarter, it makes no assurances that such results will be reported in future quarters.

              The Company's primary credit facility (the "Restated Credit Agreement") is held by an investor group (the "CKE Group") including among others CKE Restaurants, Inc.. Also participating is KCC Delaware, a wholly owned subsidiary of GIANT GROUP LTD which is a controlling shareholder of Rally's Hamburgers, Inc. The Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 29, 1997, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for period 13 of fiscal 1997, and for periods one and two of fiscal 1998. The violation was due to the Company recording certain accounting charges and loss provisions during period 13 of fiscal 1997 The Company is in compliance for period three of 1998 due to the effect of period 13 of fiscal 1997 no longer impacting the trailing three period reporting calculation. Consequently the debt obligation has been classified as a long-term obligation as of March 23, 1998 and December 29, 1997.

              On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement, also participated in the Private Placement. The Company received approximately $19.5 million in proceeds from the Private Placement. The Company used $8.0 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced the Company's interest payments by more than $1.3 million on an annualized basis.

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

              During December 1997 and January 1998, the Company issued an aggregate of 2,943,752 shares of Common Stock to Rall-Folks, RDG and NTDT in payment of $3.2 million of principal and accrued interest relating to the Note. In January 1998, the Company issued 279,868 share of Common Stock to Rall-Folks pursuant to the purchase price protection provisions of it's Note re-purchase agreement with the Company. Rall-Folks has completed the sale of all of the Company's Common Stock issued to it and on March 6, 1998 the Company paid $86,000 in cash to Rall-Folks in full settlement of all obligations of the Company to Rall-Folks. NTDT has also completed the sale of all of the Company's Common Stock issued to it pursuant to the terms of it's Note re-purchase agreement with the Company. The Company owes approximately $57,000 to NTDT in accrued interest and to cover the deficiency pursuant to the price protection provisions of it's Note re-purchase agreement with the Company. The Company intends to satisfy all of its obligations in connection with the NTDT transactions prior to April 30, 1998. RDG has not yet completed the sale of all of the Company's Common Stock issued to it in December 1997 and January 1998. Based upon the closing price of the Company's stock on March 25, 1998, upon the issuance and sale of the remaining Common Stock available to be issued to RDG pursuant to the registration statement, the Company does not anticipate that any amounts required to be paid to satisfy it's obligations to RDG under it's Note re-purchase agreement will have a material financial impact to the Company.

              The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1998.

              The Company has negative working capital of $10.9 million at March 23, 1998 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 87% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. The Company has now reported its first profit for any quarter since September 1994. In January 1998, $1.2 million in restricted cash balances were released for the Company's use as the funds have been guaranteed by a letter of credit from a bank.

              During the first quarter of fiscal 1997, the Company was in the process of implementing aggressive programs designed to improve food, paper and labor costs in the Restaurants. These costs totaled 62.9% of Restaurant revenues the first quarter of 1998 compared to 69.1% of Restaurant revenues in first quarter of 1997. These costs decreased $363,000 in total while Restaurant sales increased $2.7 million or 8.2%.

              Additionally, effective November 30, 1997, the Company entered into a Management Services Agreement with Rally's whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Overall, the Company believes many of the fundamental steps have been taken to improve the Company's profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses.

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

Competition

              The Company's Restaurant operations compete in the fast food industry, which is highly competitive with respect to price, concept, quality and speed of service, Restaurant location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many fast food chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new Restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The fast food industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service Restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of Restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify the promotion of value priced meals, many specifically targeting the 99 cents price point at which the Company sells its quarter pound "Champ Burger(R)". This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

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

              The restaurant industry generally, and each Company-operated and franchised Restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the FTC and certain laws of States and foreign countries which govern the offer and sale of franchises, several of which are highly restrictive. Many State franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some States require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. Mandated increases in the minimum wage rate were implemented in 1996 and 1997.

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




                                 Checkers Drive-In Restaurants, Inc.
                                 -----------------------------------
                                              (Registrant)


Date:    May 6, 1998







                                 By: /s/ Richard A. Peabody
                                     ------------------------------
                                     Richard A. Peabody
                                     Vice President, and Chief Financial Officer
                                    (Principle Accounting Officer)

                        March 23, 1998 FORM 10-Q CHECKERS
                           DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX







     Exhibit #                          Exhibit Description                                      Page
     ---------                          -------------------                                      ----

           27      Financial Data Schedule (included in electronic filing only).                   22



