Form 10-Q
period 1998-06-15
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1998-07-30
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 15, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                           58-1654960
         -------------------------------             --------------------
         (State or other jurisdiction of             (I.R.S. employer
         incorporation or organization)               identification no.)

         14255 49TH STREET NORTH, BUILDING 1
         SUITE 101
         CLEARWATER, FL                                    33762
         ----------------------------------------        ----------
         (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (727) 519-2000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 73,411,092 shares of Common Stock, par value $.001 per share, outstanding as of July 15, 1998.

       This document contains 24 pages. Exhibit Index appears at page 21.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                               PAGE

ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)
               Condensed Consolidated Balance Sheets
                 June 15, 1998 and December 29, 1997............................3

               Condensed Consolidated Statements of Operations Quarter ended
                 June 15, 1998 and June 16, 1997
                  and Two Quarters ended June 15, 1998 and June 16, 1997........5

               Condensed Consolidated Statements of Cash Flows
                 Two Quarters ended June 15, 1998 and June 16, 1997.............6

               Notes to Condensed Consolidated Financial Statements.............7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................11


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.....................................................18

ITEM 2   CHANGES IN SECURITIES.................................................20

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.......................................20

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................20

ITEM 5   OTHER INFORMATION.....................................................20

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K......................................21

PART I.  FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                 (UNAUDITED)
                                                   JUNE 15,    DECEMBER 29,
                                                    1998          1997
                                                 -----------   -----------
CURRENT ASSETS:

Cash and cash equivalents:
    Restricted                                    $  1,405      $  2,555
    Unrestricted                                     1,599         1,366
Accounts receivable                                    936         1,175
Notes receivable-current                               236           265
Inventory                                            2,025         2,222
Assets  held for sale                                3,232         4,332
Deferred loan costs-current                          1,786         1,648
Prepaid expenses and other current assets              899           309
                                                  --------      --------
    Total current assets                            12,118        13,872


Property and equipment, net                         84,040        87,889
Intangibles, net of accumulated amortization        11,052        11,520
Deferred loan costs - less current portion             137         1,099
Notes receivable - long term portion                   359           381
Deposits and other non-current assets                  625           640
                                                  --------      --------
                                                  $108,331      $115,401
                                                  ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             (UNAUDITED)
                                                                               JUNE 15,      DECEMBER 29,
                                                                                 1998            1997
                                                                              ----------     ------------
CURRENT LIABILITIES:

Current installments of long-term debt and capital lease obligations          $   1,550       $   3,484
Accounts payable                                                                  5,890           8,186
Accrued wages, salaries and benefits                                              2,448           2,528
Reserves for Restaurant relocation and abandoned sites                            1,789           2,159
Other accrued liabilities                                                         9,334          11,408
Deferred income-current                                                             203             260
                                                                              ---------       ---------
    Total current liabilities                                                    21,214          28,025

Long-term debt and capital lease obligations, less current installments          28,427          29,401
Deferred income                                                                     581             346
Long-term reserves for Restaurant relocations and abandoned sites                   519             581
Minority interests in joint ventures                                                898             966
Other noncurrent liabilities                                                      6,086           5,710
                                                                              ---------       ---------
    Total liabilities                                                            57,725          65,029

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
    outstanding                                                                    --              --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 72,755,031 at December 29, 1997 and 73,411,092 at
    June 15, 1998                                                                    73              73
Additional paid-in capital                                                      112,583         112,536
Warrants                                                                          9,463           9,463
Retained deficit                                                                (71,113)        (71,300)
                                                                              ---------       ---------
                                                                                 51,006          50,772
Less treasury stock, at cost, 578,904 shares                                        400             400
                                                                              ---------       ---------
    Net stockholders' equity                                                     50,606          50,372
                                                                              ---------       ---------
                                                                              $ 108,331       $ 115,401
                                                                              =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            QUARTER ENDED            TWO QUARTERS ENDED
                                                       ----------------------      ----------------------
                                                       JUNE 15,      JUNE 16,      JUNE 15,      JUNE 16,
                                                         1998          1997          1998          1997
                                                       --------      --------      --------      --------
REVENUES:
Restaurant sales                                       $ 33,003      $ 31,753      $ 68,110      $ 64,201
Franchise revenues and fees                               1,756         1,714         3,600         3,325
Modular restaurant packages                                  67           246           119           344
                                                       --------      --------      --------      --------
    Total revenues                                     $ 34,826      $ 33,713      $ 71,829      $ 67,870

COSTS AND EXPENSES:
Restaurant food and paper costs                          10,343        10,404        21,732        21,509
Restaurant labor costs                                   10,818         9,792        21,509        21,130
Restaurant occupancy expense                              2,582         2,270         5,219         4,804
Restaurant depreciation and amortization                  1,641         1,899         3,515         3,827
Other restaurant operating expense                        3,329         3,186         6,426         6,432
Advertising expense                                       1,587         1,596         3,463         3,240
Cost of modular restaurant package revenues                 113           213           183           289
Other depreciation and amortization                         518           509         1,033         1,029
General and administrative expenses                       3,268         3,742         6,435         7,327
Loss provisions                                            (437)         --            (374)         --
                                                       --------      --------      --------      --------
    Total costs and expenses                             33,762        33,611        69,141        69,587
                                                       --------      --------      --------      --------

    Operating income (loss)                               1,064           102         2,688        (1,717)

OTHER INCOME (EXPENSE):
Interest income                                              64           102           143           181
Interest expense                                           (879)       (1,177)       (1,833)       (2,519)
Interest - loan cost amortization                          (414)         (485)         (829)       (2,655)
                                                       --------      --------      --------      --------
(Loss) income before minority interests and income
      tax expense                                          (165)       (1,458)          169        (6,710)
Minority interests                                           42            11           (18)          (60)
                                                       --------      --------      --------      --------
(Loss) income before income tax expense                    (207)       (1,469)          187        (6,650)
Income tax expense                                         --            --            --            --
                                                       --------      --------      --------      --------
         Net (loss) income                             $   (207)     $ (1,469)     $    187      $ (6,650)
                                                       ========      ========      ========      ========
Comprehensive (loss) income                            $   (207)     $ (1,469)     $    187      $ (6,650)
                                                       ========      ========      ========      ========

Net (loss) income per common share - basic             $   --        $  (0.02)     $   --        $  (0.11)
                                                       ========      ========      ========      ========
Net (loss) income per common share - diluted           $   --        $  (0.02)     $   --        $  (0.11)
                                                       ========      ========      ========      ========

Weighted average number of common shares - basic         73,411        60,750        73,362        57,970
                                                       ========      ========      ========      ========
Weighted average number of common shares - diluted       73,411        60,750        74,777        57,970
                                                       ========      ========      ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                TWO QUARTERS ENDED
                                                              ----------------------
                                                               JUNE 15,     JUNE 16,
                                                                1998          1997
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $    187      $ (6,650)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                4,548         4,856
    Provision for losses on assets to be disposed of               126          --
    Reverse sales tax audit provision                             (500)         --
    Deferred loan cost amortization                                829         2,655
    Provision for bad debt                                         322           201
    Gain on debt extinguishment                                   (141)         --
    Gain on disposal of property & equipment                        (7)           (8)
    Minority interests in (losses) earnings                        (18)          (60)
Changes in assets and liabilities:
    Increase in accounts receivable                               (304)         (995)
    Decrease in notes receivable                                    22            40
    Decrease in inventory                                          197           378
    Decrease in income taxes receivable                           --           3,514
    Increase in prepaid expenses and other current assets         (594)         (530)
    Decrease in deposits and other                                  15            95
    Decrease in accounts payable                                (2,263)       (6,991)
    Decrease in accrued liabilities                             (1,693)       (3,898)
    Increase in deferred income                                    179           107
                                                              --------      --------
    Net cash provided by (used in) operating activities            905        (7,286)
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (539)         (756)
Proceeds from sale of assets                                     1,461         2,827
Cash paid on business purchases                                   --             (70)
                                                              --------      --------
    Net cash provided by investing activities                      922         2,001
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short term debt                                     --          (2,500)
Principal payments on long-term debt                            (2,694)      (10,776)
Net proceeds from private placement                               --          19,450
Distributions to minority interests                                (50)          (33)
                                                              --------      --------
    Net cash (used in) provided by financing activities         (2,744)        6,141
                                                              --------      --------
    Net (decrease) increase in cash                               (917)          856
CASH AT BEGINNING OF PERIOD                                      3,921         3,056
                                                              --------      --------
CASH AT END OF PERIOD                                         $  3,004      $  3,912
                                                              ========      ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
      Interest paid                                           $  1,932      $  3,003
                                                              ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the two quarters ended June 15, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1997. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 29, 1997 consolidated financial statements.

(b)       PURPOSE AND ORGANIZATION - The principal business of Checkers
Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At June 15, 1998, there were 483 Checkers Restaurants operating in 23 different states, the District of Columbia, Puerto Rico and West Bank, Israel. Of those Restaurants, 230 were Company-operated (including 12 joint venture restaurants) and 253 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and receivables from the sale of modular restaurant packages. Allowances for doubtful receivables were $2.3 million at June 15, 1998 and $2.1 million at December 29, 1997.

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

(h) IMPAIRMENT OF LONG LIVED ASSETS - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

(i) PROPERTY AND EQUIPMENT - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. Property and equipment under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets.

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

(m) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of June 15, 1998 and December 29, 1997 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

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

(p) COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes is required under SFAS 130.

(q) YEAR 2000- In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $100,000 and will be funded through operating cash flows. The Company anticipates expensing all costs associated with these systems changes as costs are incurred.

(r) RECLASSIFICATIONS - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


NOTE 2                    LONG TERM DEBT

Long-term debt consists of the following:
(Dollars in thousands)                                                           JUNE 15,   DECEMBER 29,
                                                                                   1998         1997
                                                                                 --------   ------------
Notes payable under Restated Credit Agreement                                    $25,609      $26,077
Notes payable and obligations under capital lease, due at various dates secured by building and equipment with interest rates primarily ranging
    from 9.0% to 15.83%, payable monthly                                           3,149        5,441
Other                                                                              1,219        1,367
                                                                                 -------      -------
Total long-term debt                                                              29,977       32,885
Less current installments                                                          1,550        3,484
                                                                                 -------      -------

Long-term debt, less current installments                                        $28,427      $29,401
                                                                                 =======      =======

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

          During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. In early 1998, the Company issued an additional 359,129 shares of common stock to NTDT. Additionally, in January 1998, the Company issued 12,064 shares of common stock to RDG in payment of accrued interest, 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection. After these issuances, the remaining amount owed in relation to these Notes was $22,000 payable to NTDT. It is currently estimated that the Company may owe approximately $70,000 in additional cash payments to NTDT for accrued interest and purchase price protection. The Company currently has available an additional 103,000 registered shares which may be issued to RDG as purchase price protection and does not expect any significant financial commitments beyond such shares necessary to settle the Notes.

The Company's primary credit facility (the "Restated Credit Agreement") is held by an investor group led by CKE Restaurants, Inc.. Also participating is KCC Delaware, a wholly owned subsidiary of GIANT GROUP, LTD which is a controlling shareholder of Rally's Hamburgers, Inc.

NOTE 3:   STOCK OPTION PLANS

          In August 1991, the Company adopted the 1991 Stock Option Plan (the 1991 Stock Option Plan), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was amended on August 6, 1997 to increase the number of shares subject to the Plan from 3,500,000 to 5,000,000 and again June 11, 1998 to increase the number of shares subject to the plan to 9,500,000.

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

          Pursuant to the Directors' Plan, the Company issued options to purchase 1,400,000 shares at an exercise price of $0.9375 to the existing Directors of the Company on February 12, 1998 and issued options to purchase 100,000 shares at an exercise price of $1.375 to a new Director on June 11, 1998. Additionally, on April 27, 1998, pursuant to the 1991 Stock Option Plan, the Company issued options to purchase 3,003,000 shares at an exercise price of $1.00.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in the second quarter of 1998 and in the second quarter of 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been reduced to approximately ($645,000) and ($1.5 million), respectively, on a pro forma basis. Similarly, net income (loss) would have been reduced to ($538,000) and ($7.5 million) for the two quarters ended June 15, 1998 and June 16, 1997 on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first two quarters of fiscal 1998 and for 1997, respectively: dividend yield of zero percent for both periods: expected volatility of 85.1, 85.1 and 81.0 percent, risk-free interest rates of 5.45, 5.77 and 6.0 percent, and expected lives of 4 years, 4 years and 2 years, respectively. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

NOTE 4:   RELATED PARTIES

          Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses ($1.1 million in the second quarter of 1998 and $2.0 million for the two quarters ended June 15,
1998) under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Although the number of Company employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Rally's in accordance with the Management Services Agreement.

NOTE 5:   LOSS PROVISIONS

          During the second quarter of 1998, the Company recorded a reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits. Additionally, during the first and second quarters of 1998, the Company recorded losses on assets to be disposed of in the amounts of $63,000 each quarter in order to lower the net realizable value on certain of its inventories of used Modular Restaurant Packages ("MRPs").

NOTE 6:   INCOME TAXES

          The Company recorded an income tax benefit of $79,000 for the quarter ended June 15, 1998 and income tax benefits of $558,000 for the quarter ended June 16, 1997, or 38.0% of the respective losses before income taxes. The Company then recorded a valuation allowance of $79,000 against deferred income tax assets as of June 15, 1998 and $558,000 as of June 16, 1997. The Company's total valuation allowances of $30.3 million as of June 15, 1998, is maintained on deferred tax assets which the

Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru Restaurants. As of June 15, 1998, the Company had an ownership interest in 230 Company-operated Restaurants and an additional 253 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of June 15, 1998, there were 218 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of March 23, 1998, there were 12 such Joint Venture Restaurants).

          During the second quarter of fiscal 1998, the Company realized a 3.9% increase in Restaurant sales which were up $1.3 million over the second quarter of fiscal 1997. Comparable store sales increased 4.6% during the same period.

          During the second quarter, the Company continued to apply a marketing strategy in major markets relying primarily on television advertising that focused on the quality and freshness of the menu items the Company offers. With the goal of enhancing menu flexibility, the Company also initiated a test during the quarter that will evaluate the utilization of two sizes of hamburger patties rather than the standard quarter pound patty that is currently in use. The Company also completed its menu board design revision during the quarter and will initiate a test in a selected market during the third quarter to determine the expected impact of a system-wide introduction of the menu boards.

          The Company continues to realize reductions in food and paper costs during the second quarter of 1998. Restaurant food and paper costs were 31.3% of restaurant sales for the quarter versus 32.8% of restaurant sales during the same quarter of the prior year. Management's efforts to improve food and paper costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Rally's Hamburgers, Inc. (Rally's) to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers. Labor costs increased during the second quarter of 1998 to 32.8% of Restaurant sales compared with 31.6% of Restaurant sales for the same quarter of the prior year. This increase was due to higher bonus and group insurance costs and to the increased staffing necessary to accelerate the speed with which our customers are served.

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

          In 1998, the franchise community has indicated an intent to open up to 25 new units. The Company will continue to focus on improving existing Restaurant sales and margins. The franchise group as a whole continues to experience higher average per store sales than Company stores.

          The Company receives revenues from Restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured MRPs. Cost of Restaurant sales relates to food and paper costs. Other Restaurant expenses include labor and all other Restaurant costs for Company-operated Restaurants, except advertising. Cost of MRP's relates to all Restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company-operated Restaurant operations and MRP revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional Restaurant openings and the sales volumes of both existing and new Restaurants. MRP revenues are directly affected by the number of new franchise Restaurant openings and the number of new MRP's completed or used MRP's refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Condensed Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected restaurant operating data.


                                                              QUARTER ENDED            TWO QUARTERS ENDED
                                                               (UNAUDITED)                 (UNAUDITED)
                                                           --------------------       --------------------
                                                           JUNE 15,    JUNE 16,       JUNE 15,    JUNE 16,
REVENUES                                                     1998        1997           1998        1997
                                                           --------    --------       --------    --------
    Restaurant sales                                         94.8%       94.2%          94.8%      94.6%
    Franchise revenues and fees                               5.0%        5.1%           5.0%       4.9%
    Modular restaurant packages                               0.2%        0.7%           0.2%       0.5%
                                                            -----       -----          -----      -----
        Total  revenues                                     100.0%      100.0%         100.0%     100.0%
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                      31.3%       32.8%          31.9%      33.5%
    Restaurant labor costs (1)                               32.8%       30.8%          31.6%      32.9%
    Restaurant occupancy expense (1)                          7.8%        7.1%           7.7%       7.5%
    Restaurant depreciation and amortization (1)              5.0%        6.0%           5.2%       6.0%
    Other restaurant operating expense (1)                   10.1%       10.0%           9.4%      10.0%
    Advertising expense (1)                                   4.8%        5.0%           5.1%       5.0%
    Costs of modular restaurant package revenues (2)        168.7%       86.6%         153.8%      84.0%
    Other depreciation and amortization                       1.5%        1.5%           1.4%       1.5%
    General and administrative expense                        9.4%       11.1%           9.0%      10.8%
    Loss provisions                                         (1.3)%        0.0%         (0.5)%       0.0%
                                                            -----       -----          -----      -----
        Operating income (loss)                               3.1%        0.3%           3.7%     (2.5)%
                                                            -----       -----          -----      -----
OTHER INCOME (EXPENSE)
    Interest income                                           0.2%        0.3%           0.2%       0.3%
    Interest expense                                        (2.5)%      (3.5)%         (2.6)%     (3.7)%
    Interest - loan cost amortization                       (1.2)%      (1.4)%         (1.2)%     (3.9)%
    Minority interests in earnings (losses)                   0.1%        0.0%           0.0%     (0.1)%
                                                            -----       -----          -----      -----

   (Loss) income before income tax expense                  (0.6)%      (4.4)%           0.3%     (9.8)%
    Income tax expense (benefit)                              0.0%        0.0%           0.0%       0.0%
        Net (loss) income                                   (0.6)%      (4.4)%           0.3%     (9.8)%
                                                            =====       =====          =====      ====

----------
(1)  As percent of Restaurant sales.
(2)  As a percent of Modular restaurant package revenues.

                                                               QUARTER ENDED            TWO QUARTERS ENDED
                                                                (UNAUDITED)                (UNAUDITED)
                                                            -------------------        --------------------
                                                            JUNE 15,    JUNE 16,       JUNE 15,    JUNE 16,
                                                              1998        1997           1998        1997
                                                            --------    --------       --------    --------
Operating data:
    System - wide restaurant sales (in 000's) (3):
      Company - operated                                    $ 33,003    $ 31,753       $ 68,110    $ 64,201
      Franchised                                              42,989      41,255         85,669      81,259
                                                            --------    --------       --------    --------
            Total                                           $ 75,992    $ 73,008       $153,779    $145,460
                                                            ========    ========       ========    ========

Average annual sales per restaurant open for a full year
    (in 000's) (3):                                           1998        1997
                                                            --------    --------
      Company - operated                                    $    605    $    619
      Franchised                                            $    714    $    762
      System - wide                                         $    660    $    690
                                                            --------    --------
Number of Restaurants (4)
      Company - operated                                         230         233
      Franchised                                                 253         247
                                                            --------    --------
           Total                                                 483         480
                                                            ========    ========

----------
(3) Includes sales of restaurants open for entire previous 52 weeks including stores expected to be closed in the following year.
(4) Number of restaurants open at end of period.


COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 15, 1998 AND QUARTER ENDED JUNE 16, 1997

          REVENUES. Total revenues increased 3.3% to $34.8 million for the quarter ended June 15, 1998, compared to $33.7 million for the quarter ended June 16, 1997. Company-operated Restaurant sales increased 3.9% to $33.0 million for the quarter ended June 15, 1998, from $31.8 million for the quarter ended June 16, 1997. Restaurant sales for comparable Company-owned Restaurants for the quarter ended June 15, 1998, increased 4.6% compared to the quarter ended June 16, 1997. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These increases in Restaurant sales and comparable Restaurant sales are primarily attributable to the successful introduction of the Spicy Chicken Sandwich in 1998 and the brand positioning advertising featuring the "Fresh, because we just made it" tag line that focuses on the quality of the Company's products.

          Franchise revenues and fees increased 2.5% to $1.8 million for the quarter ended June 15, 1998, from $1.7 million for the quarter ended June 16, 1997. This was a result of a 4.2% increase in franchise restaurant sales for the second quarter of 1998 versus the second quarter of 1997. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

          Modular restaurant package ("MRP") revenues decreased 72.8% to $67,000 for the quarter ended June 15, 1998, from $246,000 and for the quarter ended June 16, 1997. Modular restaurant package revenues except service work orders are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator and include amounts charged to franchisees for the refurbishment of used MRP's.

          COSTS AND EXPENSES. Restaurant food and paper costs totalled $10.3 million or 31.3% of Restaurant sales for the quarter ended June 15, 1998, compared to $10.4 million or 32.8% of Restaurant sales for the quarter ended June 16, 1997. The decrease in these costs as a percentage of Restaurant sales was due to new purchasing contracts negotiated in 1997.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.8 million or 32.8% of Restaurant sales for the quarter ended June 15, 1998, compared to $9.8 million or 30.8% of Restaurant sales for the quarter ended June 16, 1997. The increase in Restaurant labor costs as a percentage of Restaurant sales was due to increased bonus expense and group insurance costs and increased staffing levels at the restaurants necessary to accelerate the speed with which customers are served.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.6 million or 7.8% of Restaurant sales for the quarter ended June 15, 1998 compared to $2.3 million or 7.1% of Restaurant sales for the quarter ended June 16, 1997. This increase in restaurant occupancy costs was due primarily to increases in property taxes and rent expense partially offset by the operation of three fewer Restaurants at June 15, 1998.

          Restaurant depreciation and amortization decreased by $258,000 or 13.6% for the quarter ended June 15, 1998, as compared to the quarter ended June 16, 1997, due primarily to a net decrease of three Company-operated restaurants from June 16, 1997 to June 15, 1998 and certain assets becoming fully depreciated since June 16, 1997.

          Other restaurant operating expenses include all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $3.3 million or 10.1% of Restaurant sales for the quarter ended June 15, 1998, compared to $3.2 million or 10.0% of Restaurant sales for the quarter ended June 16, 1997. The increased expense is due primarily to higher repairs and maintenance expenditures during the quarter partially offset by the impact of three fewer Restaurants operating during the quarter ended June 15, 1998 versus the second quarter of the prior year.

          Advertising expense decreased as a percentage sales to 4.8% Restaurant sales for the quarter ended June 15, 1998, from 5.0% of Restaurant sales for the quarter ended June 16, 1997. The actual decrease in this expense was $9,000.

          Costs of modular restaurant package revenues totalled $113,000 or 168.7% of modular restaurant package revenues for the quarter ended June 15, 1998, compared to $213,000 or 86.6% of such revenues for the quarter ended June 16, 1997. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

          General and administrative expenses were $3.3 million or 9.4% of total revenues, for the quarter ended June 15, 1998, compared to $3.7 million or 11.1% of total revenues for the quarter ended June 16, 1997. The decrease in these expenses of $474,000 was primarily due to terminated merger costs recorded during the second quarter of 1997 of $350,000 and the continued savings associated with the management services agreement between the Company and Rally's Hamburgers, Inc. pursuant to which Checkers is providing the majority of the administrative functions for Rally's.

          LOSS PROVISIONS. During the second quarter of 1998, the Company recorded a reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits. Additionally, during the second quarter of 1998, the Company recorded losses on assets to be disposed of in the amount of $63,000 in order to lower the net realizable value on certain of its inventories of used MRPs.

          INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $879,000 or 2.5% of total revenues for the quarter ended June 15, 1998 from $1.2 million or 3.5% of total revenues for the quarter ended June 16, 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $71,000 to $414,000 for the quarter ended June 15, 1998 from $485,000 for the quarter ended June 16, 1997 due to the accelerated amortization of deferred loan costs due to certain unscheduled principal reductions in 1997.

          INCOME TAX EXPENSE. Due to the loss for the quarter, the Company recorded an income tax benefit of $79,000 or 38.0% of the loss before income taxes which was completely offset by deferred income tax valuation allowances of $79,000 for the quarter ended June 15, 1998, as compared to an income tax benefit of $558,000 or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $558,000 for the quarter ended June 16, 1997. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

          NET LOSS. Earnings were significantly impacted by the expensing of $485,000 in deferred loan costs and $350,000 in terminated merger costs in the quarter ended June 16, 1997, versus $414,000 in deferred loan cost amortization and a credit of $500,000 for reversed sales tax audit provisions in 1998. Net income (loss) before tax and the deferred loan cost amortization, terminated merger costs and reversed sales tax audit provisions was ($293,000) or ($.00) per share for the quarter ended June 15, 1998 and ($634,000) or ($.01) per share for the quarter ended June 16, 1997. This improvement was primarily the result of an increase in the average Restaurant sales and margins, an increase in royalties and franchise fees, a decrease in general and administrative expenses and a reduction in interest expense.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 15, 1998 AND TWO QUARTERS ENDED JUNE 15, 1997

          REVENUES. Total revenues increased 5.8% to $71.8 million for the two quarters ended June 15, 1998, compared to $67.9 million for the quarter ended June 16, 1997. Company-operated Restaurant sales increased 6.1% to $68.1 million for the two quarters ended June 15, 1998, from $64.2 million for the two quarters ended June 16, 1997. Restaurant sales for comparable Company-owned Restaurants for the two quarters ended June 15, 1998, increased 7.5% compared to the two quarters ended June 16, 1997. Comparable Company-owned Restaurants are those continuously open during both reporting periods. These increases in Restaurant sales and comparable Restaurant sales are primarily attributable to the successful introduction of the Spicy Chicken Sandwich in 1998 and the brand positioning advertising featuring the "Fresh, because we just made it" tag line that focuses on the quality of the Company's products.

          Franchise revenues and fees increased 8.3% to $3.6 million for the two quarters ended June 15, 1998, from $3.3 million for the two quarters ended June 16, 1997. This was a result of a 5.4% increase in franchise restaurant sales for the first two quarters of 1998 versus the first two quarters of 1997, and the opening of more franchised restaurants during the first two quarters of 1998 versus the first two quarters of 1997. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

          Modular restaurant package revenues decreased 65.4% to $119,000 for the two quarters ended June 15, 1998, from $344,000 and for the two quarters ended June 16, 1997. Modular restaurant package revenues except service work orders are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator and include amounts charged to franchisees for the refurbishment of used MRPs.

          COSTS AND EXPENSES. Restaurant food and paper costs totalled $21.7 million or 31.9% of Restaurant sales for the two quarters ended June 15, 1998, compared to $21.5 million or 33.5% of Restaurant sales for the two quarters ended June 16, 1997. The decrease in these costs as a percentage of Restaurant sales was due to new purchasing contracts negotiated in 1997.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $21.5 million or 31.6% of Restaurant sales for the two quarters ended June 15, 1998, compared to $21.1 million or 32.9% of Restaurant sales for the two quarters ended June 16, 1997. The increase in Restaurant labor costs as a percentage of Restaurant sales was due to increased bonus expense and group insurance costs and increased staffing levels at the restaurants necessary to accelerate the speed with which customers are served.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $5.2 million or 7.7% of Restaurant sales for the two quarters ended June 15, 1998 compared to $4.8 million or 7.5% of Restaurant sales for the two quarters ended June 16, 1997. This increase in restaurant occupancy costs was due primarily to increases in property taxes and rent expense partially offset by the operation of three fewer Restaurants at June 15, 1998.

          Restaurant depreciation and amortization decreased by $312,000 or 8.2% for the two quarters ended June 15, 1998, as compared to the two quarters ended June 16, 1997, due primarily to a net decrease of three Company-operated restaurants from June 16, 1997 to June 15, 1998 and certain assets becoming fully depreciated since June 16, 1997.

          Other restaurant operating expenses include all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totaled $6.4 million or 9.4% of Restaurant sales for the two quarters ended June 15, 1998, compared to $6.4 million or 10.0% of Restaurant sales for the two quarters ended June 16, 1997. The decrease in these costs as a percentage of sales was primarily related to the increase in average Restaurant sales relative to the fixed and semi-variable nature of these expenses. Increased repair and maintenance expenditures offset the impact of a net decrease of three Company-operated Restaurants from June 16, 1997 to June 15, 1998.

          Advertising expense increased by $223,000 to 5.1% of Restaurant sales for the two quarters ended June 15, 1998, from 5.0% of Restaurant sales for the two quarters ended June 16, 1997. The increase in this expense was due to utilization of television advertising during 1998 versus less expensive radio advertising during 1997.

          Costs of modular restaurant package revenues totaled $183,000 or 153.8% of modular restaurant package revenues for the two quarters ended June 15, 1998, compared to $289,000 or 84.0% of such revenues for the two quarters ended June 16, 1997. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

          General and administrative expenses were $6.4 million or 9.0% of total revenues, for the two quarters ended June 15, 1998, compared to $7.3 million or 10.8% of total revenues for the quarter ended June 16, 1997. The decrease in these expenses of $892,000 was primarily due to terminated merger costs recorded during the second quarter of 1997 of $350,000 and the continued savings associated with the management services agreement between the Company and Rally's Hamburgers, Inc. pursuant to which Checkers is providing the majority of the administrative functions for Rally's.

          LOSS PROVISIONS. During the second quarter of 1998, the Company recorded a reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits. Additionally, during the first and second quarters of 1998, the Company recorded losses on assets to be disposed of in the amounts of $63,000 each quarter in order to lower the net realizable value on certain of its inventories of used MRPs.

          INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $1.8 million or 2.6% of total revenues for the two quarters ended June 15, 1998 from $2.5 million or 3.7% of total revenues for the quarter ended June 16, 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $1.8 million to $829,000 in 1998 from $2.7 million for the two quarters ended June 16, 1997 due to the accelerated amortization of deferred loan costs due to $9.7 million in unscheduled principal reductions in early 1997.

          INCOME TAX EXPENSE. During 1998, the Company recorded income tax expense of $71,000 or 38.0% of the net income before income taxes which was completely offset by the reversal of deferred income tax valuation allowances of $71,000 for the two quarters ended June 15, 1998, as compared to an income tax benefit of $2.5 million or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $2.5 million for the two quarters ended June 16, 1997. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

          NET INCOME (LOSS). Earnings were significantly impacted by the expensing of $2.7 million in deferred loan costs and $350,000 in terminated merger costs in the two quarters ended June 16, 1997, versus $829,000 in deferred loan cost amortization and $500,000 in reversed sales tax audit provisions in 1998. Net income (loss) before tax, the deferred loan cost amortization and the reversal of sales tax audit provisions was $516,000 and or $.01 share for the two quarters ended June 15, 1998 and ($3.6 million) or ($.06) per share for the two quarters ended June 16, 1997, which resulted primarily from an increase in the average Restaurant sales and margins, an increase in royalties and franchise fees, a decrease in general and administrative expenses and a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

          The Company, while recording a loss for the second quarter of 1998 continues to show net income on a year-to-date basis. Although Management of the Company is encouraged with 1998 results, it makes no assurances that such results will be reported for the fiscal year ended December 28, 1998.

          On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,771,929 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement, also participated in the Private Placement. The Company received $19.5 million in net proceeds after $500,000 of issuance costs from the Private Placement. The Company used $8.0 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced the Company's interest payments by more than $1.3 million on an annualized basis.

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

          During December 1997 and January 1998, the Company issued an aggregate of 2,943,752 shares of Common Stock to Rall-Folks, RDG and NTDT in payment of $3.2 million of principal and accrued interest relating to the Note. In January 1998, the Company issued 279,868 share of Common Stock to Rall-Folks pursuant to the purchase price protection provisions of its Note re-purchase agreement with the Company. Rall-Folks has completed the sale of all of the Company's Common Stock issued to it and on March 6, 1998 the Company paid $86,000 in cash to Rall-Folks in full settlement of all obligations of the Company to Rall-Folks. NTDT and RDG have also completed the sale of all of the Company's Common Stock issued to them pursuant to the terms of their agreements with the Company. The Company may owe approximately $70,000 to NTDT in accrued interest and to cover the deficiency pursuant to the price protection provisions of its Note re-purchase agreement with the Company. The Company does not anticipate that any amounts required to be paid to satisfy its obligations to RDG under its Note re-purchase agreement will have a material financial impact to the Company.

          The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1998.

          The Company has negative working capital of $9.1 million at June 15, 1998 (determined by subtracting current liabilities from current assets). It is anticipated that the Company will continue to have negative working capital since approximately 88.8% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. In January 1998, $1.2 million in restricted cash balances were released for the Company's use as the funds have been guaranteed by a letter of credit from a bank.

          During fiscal 1997, the Company was in the process of implementing aggressive programs designed to improve food, paper and labor costs in the Restaurants. These costs totaled 63.5% of Restaurant revenues the first two quarters of 1998 compared to 66.4% of Restaurant revenues in the first two quarters of 1997. These costs decreased $602,000 in total while Restaurant sales increased $3.9 million or 6.1%.

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

COMPETITION

          The Company's Restaurant operations compete in the fast food industry, which is highly competitive with respect to price, concept, quality and speed of service, Restaurant location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many fast food chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new Restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The fast food industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service Restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of Restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify the promotion of value priced meals, many specifically targeting the 99(cent) price point at which the Company sells its "Champ Burger(R)". This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

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

          CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company has filed an Answer to the Complaint. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN
RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Annual Meeting Of Stockholders of the Company was held on June 11, 1998. At the meeting, the following actions were taken by the stockholders:

          Terry N. Christensen, James J. Gillespie and Peter C. O'Hara were elected as Directors to serve until the Annual Meeting in the year 2001 and until their successors are elected and qualified or until their resignation, removal from office or death. The results of the voting were as follows:

                    Name                 For                 Withheld
                     ----                 ---                 --------
             Terry N. Christensen      67,923,925             692,612
             James J. Gillespie        67,914,252             702,285
             Peter C. O'Hara           67,925,480             691,057

          A proposal to grant options to purchase 200,000 shares of Common Stock at a price of $0.938 to each of the Company's Non-Employee directors was ratified. The voting on the proposal was as follows:

                   For:                    32,213,944
                 Against:                   2,134,028
                 Abstain:                     411,023

          A proposal to amend the Company's 1991 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock subject to the Plan by 4,500,000 shares was approved. The voting was as follows:

                   For:                    31,789,068
                 Against:                   2,530,405
                 Abstain:                     439,521

          The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year 1998 was ratified and approved. The voting on the proposal was as follows:

                   For:                    68,121,664
                 Against:                     264,100
                 Abstain:                     230,773

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




                                  CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  -----------------------------------
                                            (Registrant)


Date: July 29, 1998               By: /s/ RICHARD A. PEABODY
                                  --------------------------
                                  Richard A. Peabody
                                  Vice President, and Chief Financial Officer
                                  (Principle Accounting Officer)

                            MARCH 23, 1998 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX


EXHIBIT #              EXHIBIT DESCRIPTION                                 PAGE
---------              -------------------                                 ----

  27                   Financial Data Schedule (included in electronic
                       filing only).                                        24