Form 10-Q
period 1998-09-07
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1998-10-21
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 7, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     DELAWARE                          58-1654960
          ------------------------------           -------------------
          (State or other jurisdiction of          (I.R.S. employer
          incorporation or organization)           identification no.)


          14255 49TH STREET NORTH, BUILDING 1
          SUITE 101
          CLEARWATER, FL                                     33762
          ---------------------------------------          ----------
          (Address of principal executive offices)         (Zip code)


Registrant's telephone number, including area code: (727) 519-2000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The Registrant had 73,411,092 shares of Common Stock, par value $.001 per share, outstanding as of October 7, 1998.

      This document contains 25 pages. Exhibit Index appears at page 24.


                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                                       PAGE

ITEM 1   FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets
             September 7, 1998 and December 29, 1997..................................3

           Condensed Consolidated Statements of Operations
             Quarter ended September 7, 1998 and September 8, 1997
             and Three Quarters ended September 7, 1998 and September 8, 1997.........5

           Condensed Consolidated Statements of Cash Flows
             Three Quarters ended September 7, 1998 and September 8, 1997.............6

           Notes to Condensed Consolidated Financial Statements.......................7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................................12

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................18


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS...........................................................19

ITEM 2   CHANGES IN SECURITIES.......................................................22

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.............................................22

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................22

ITEM 5   OTHER INFORMATION...........................................................22

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................................22

PART I.    FINANCIAL INFORMATION

ITEM 1               FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                (UNAUDITED)
                                                SEPTEMBER 7,    DECEMBER 29,
                                                   1998            1997
                                               -------------    ------------
CURRENT ASSETS:

Cash and cash equivalents:
    Restricted                                   $  1,472           2,555
    Unrestricted                                    2,215           1,366
Accounts receivable                                 1,017           1,175
Notes receivable-current                              182             265
Inventory                                           2,045           2,222
Assets held for sale                                3,117           4,332
Deferred loan costs-current                         1,511           1,648
Prepaid expenses and other current assets           1,003             309
                                                 --------        --------
    Total current assets                           12,562          13,872


Property and equipment, net                        81,705          87,889
Intangibles, net of accumulated amortization       10,818          11,520
Deferred loan costs - less current portion           --             1,099
Notes receivable - long term portion                  343             381
Deposits and other non-current assets                 611             640
                                                 --------        --------
                                                 $106,039        $115,401
                                                 ========        ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (UNAUDITED)
                                                                              SEPTEMBER 7,      DECEMBER 29,
                                                                                  1998              1997
                                                                              ------------      ------------
CURRENT LIABILITIES:

Current installments of long-term debt and capital lease obligations            $  26,961         $   3,484
Accounts payable                                                                    5,649             8,186
Accrued wages, salaries and benefits                                                2,558             2,528
Reserves for Restaurant relocation and abandoned sites                              1,517             2,159
Other accrued liabilities                                                           7,994            11,408
Deferred income-current                                                               212               260
                                                                                ---------         ---------
    Total current liabilities                                                      44,891            28,025

Long-term debt and capital lease obligations, less current installments             2,453            29,401
Deferred income                                                                       608               346
Long-term reserves for Restaurant relocations and abandoned sites                     434               581
Minority interests in joint ventures                                                  872               966
Other noncurrent liabilities                                                        7,677             5,710
                                                                                ---------         ---------
    Total liabilities                                                              56,935            65,029

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
    outstanding                                                                      --                --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 73,411,092 at September 7, 1998 and 72,755,031
    at December 29, 1997                                                               73                73
Additional paid-in capital                                                        112,550           112,536
Warrants                                                                            9,463             9,463
Retained deficit                                                                  (72,582)          (71,300)
                                                                                ---------         ---------
                                                                                   49,504            50,772
Less treasury stock, at cost, 578,904 shares                                          400               400
                                                                                ---------         ---------
    Net stockholders' equity                                                       49,104            50,372
                                                                                ---------         ---------
                                                                                $ 106,039         $ 115,401
                                                                                =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           QUARTER ENDED              THREE QUARTERS ENDED
                                                      -----------------------        -----------------------
                                                       SEPT. 7,     SEPT. 8,          SEPT. 7,     SEPT. 8,
                                                         1998          1997             1998          1997
                                                      ---------     ---------        ---------     ---------
REVENUES:
Restaurant sales                                      $  30,770     $  30,786        $  98,880     $  94,987
Franchise revenues and fees                               1,714         1,797            5,314         5,122
Modular restaurant packages                                 101           150              220           494
                                                      ---------     ---------        ---------     ---------
    Total revenues                                    $  32,585     $  32,733        $ 104,414     $ 100,603

COSTS AND EXPENSES:
Restaurant food and paper costs                           9,619         9,715           31,351        31,223
Restaurant labor costs                                   10,110         9,887           31,619        31,017
Restaurant occupancy expense                              2,622         2,573            7,841         7,377
Restaurant depreciation and amortization                  1,768         1,904            5,283         5,731
Other restaurant operating expense                        3,014         3,093            9,440         9,526
Advertising expense                                       1,630         1,588            5,093         4,828
Cost of modular restaurant package revenues                 158           150              341           439
Other depreciation and amortization                         531           518            1,564         1,546
General and administrative expenses                       3,128         3,609            9,563        10,936
Loss provisions                                             251          --               (123)         --
                                                      ---------     ---------        ---------     ---------
    Total costs and expenses                             32,831        33,037          101,972       102,623
                                                      ---------     ---------        ---------     ---------

    Operating income (loss)                                (246)         (304)           2,442        (2,020)

OTHER INCOME (EXPENSE):
Interest income                                              49            57              192           238
Interest expense                                           (867)       (1,046)          (2,700)       (3,566)
Interest - loan cost amortization                          (415)         (445)          (1,244)       (3,100)
                                                      ---------     ---------        ---------     ---------
Loss before minority interests and income
      tax expense                                        (1,479)       (1,738)          (1,310)       (8,448)
Minority interests                                          (10)         --                (28)          (60)
                                                      ---------     ---------        ---------     ---------
Loss before income tax expense                           (1,469)       (1,738)          (1,282)       (8,388)
Income tax expense                                         --            --               --            --
                                                      ---------     ---------        ---------     ---------
        Net loss                                      $  (1,469)    $  (1,738)       $  (1,282)    $  (8,388)
                                                      =========     =========        =========     =========
Preferred dividends                                   $    --       $     696        $    --       $     696
                                                      ---------     ---------        ---------     ---------
Net loss to common shareholders                       $  (1,469)    $  (2,434)       $  (1,282)    $  (9,084)
                                                      =========     =========        =========     =========
Comprehensive loss                                    $  (1,469)    $  (2,434)       $  (1,282)    $  (9,084)
                                                      =========     =========        =========     =========

Net loss per common share - basic                     $   (0.02)    $   (0.04)       $   (0.02)    $   (0.15)
                                                      =========     =========        =========     =========
Net loss per common share - diluted                   $   (0.02)    $   (0.04)       $   (0.02)    $   (0.15)
                                                      =========     =========        =========     =========

Weighted average number of common shares - basic         73,411        65,548           73,379        60,163
                                                      =========     =========        =========     =========
Weighted average number of common shares - diluted       73,411        65,548           73,379        60,163
                                                      =========     =========        =========     =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE QUARTERS ENDED
                                                          --------------------
                                                          SEPT. 7,    SEPT. 8,
                                                            1998        1997
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (1,282)   $ (8,388)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                            6,847       7,277
    Provision for losses on assets to be disposed of           377        --
    Reverse sales tax audit provision                         (500)       --
    Deferred loan cost amortization                          1,244       3,100
    Provision for bad debt                                     466         323
    Gain on debt extinguishment                               (141)       --
    Loss on disposal of property & equipment                    29          81
    Minority interests in (losses) earnings                    (28)        (60)
Changes in assets and liabilities:
    Increase in accounts receivable                           (269)     (1,351)
    Decrease in notes receivable                                65         316
    Decrease in inventory                                      176         260
    Decrease in income taxes receivable                       --         3,514
    Increase in prepaid expenses and other
     current assets                                           (699)       (772)
    Decrease in deposits and other                              29         119
    Decrease in accounts payable                            (2,503)     (6,205)
    Decrease in accrued liabilities                         (1,896)     (3,960)
    Increase in deferred income                                214          10
                                                          --------    --------
    Net cash provided by (used in) operating activities      2,129      (5,736)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                        (1,046)     (1,198)
Proceeds from sale of assets                                 2,005       3,280
Cash paid on business purchases                               --          (155)
                                                          --------    --------
    Net cash provided by investing activities                  959       1,927
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on short-term debt                                 --        (2,500)
Principal payments on long-term debt                        (3,257)    (12,423)
Net proceeds from private placement                           --        19,450
Distributions to minority interests                            (65)        (53)
                                                          --------    --------
    Net cash (used in) provided by financing activities     (3,322)      4,474
                                                          --------    --------
    Net (decrease) increase in cash                           (234)        665
CASH AT BEGINNING OF PERIOD                                  3,921       3,056
                                                          --------    --------
CASH AT END OF PERIOD                                     $  3,687    $  3,721
                                                          ========    ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
      Interest paid                                       $  2,822    $  4,071
                                                          ========    ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the three quarters ended September 7, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1997. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 29, 1997 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company") is the operation and franchising of Checkers Restaurants. At September 7, 1998, there were 483 Checkers Restaurants operating in 23 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those Restaurants, 228 were Company-operated (including 12 joint venture restaurants) and 255 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and receivables from the sale of modular restaurant packages. Allowances for doubtful receivables were $2.2 million at September 7, 1998 and $2.1 million at December 29, 1997.

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

(k) INCOME TAXES - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 5).

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

(m) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of September 7, 1998 and December 29, 1997 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(n) EARNINGS PER SHARE - Basic and diluted earnings (loss) per share are calculated in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted earnings per share. Potentially dilutive common stock warrants and options have no effect, as they are anti-dilutive for all periods presented.

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


NOTE 2:       LONG TERM DEBT

Long-term debt consists of the following:
(Dollars in thousands)                                                            SEPTEMBER 7,   DECEMBER 29,
                                                                                     1998           1997
                                                                                  ------------   ------------
Notes payable under Restated Credit Agreement                                       $25,432        $26,077
Notes payable and obligations under capital lease, due at various dates secured by building and equipment with interest rates primarily ranging
     from 9.0% to 15.83%, payable monthly                                             2,856          5,441
Other                                                                                 1,126          1,367
                                                                                    -------        -------
Total long-term debt                                                                 29,414         32,885
Less current installments                                                            26,961          3,484
                                                                                    -------        -------
Long-term debt, less current installments                                           $ 2,453        $29,401
                                                                                    =======        =======

          At November 13, 1997, the effective date of the registration statements filed on Form S-4, the Company had outstanding promissory notes in the aggregate principal amount of approximately $3.2 million, (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. (" N.T.D.T."). The Company agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 1.9 million shares of Common Stock and the Note issued to NTDT in exchange for a convertible note in the same principal amount and convertible into approximately 614,000 shares of Common Stock pursuant to agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued was to be determined by the market price of the Company's stock. Consummation of the Rall-Folks, RDG, and NTDT purchases occurred on November 24, December 5, and November 24, 1997, respectively.

          During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. In early 1998, the Company issued an additional 359,129 shares of common stock to NTDT. Additionally, in January 1998, the Company issued 12,064 shares of common stock to RDG in payment of accrued interest, issued 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection. After these issuances, the remaining amount owed in relation to these Notes was $22,000 payable to NTDT. It is currently estimated that the Company may owe approximately $70,000 in additional cash payments to NTDT for principal, accrued interest and purchase price protection. As of September 7, 1998, the Company has paid RDG $36,000 for accrued interest and purchase price protection and does not expect any significant financial commitments beyond $70,000 necessary to settle the Notes.

          The Company's primary credit facility (the "Restated Credit Agreement") is held by an investor group led by CKE Restaurants, Inc.. Also participating is KCC Delaware, a wholly owned subsidiary of GIANT GROUP, LTD which is a significant shareholder of Rally's Hamburgers, Inc. (a 26% owner of the Company). The Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidation EBITDA covenant as defined, As of July 13, 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods seven through ten of fiscal 1998. This credit facility is due in full on July 31, 1999 and is therefore classified in its entirety as current installments of long-term debt.

NOTE 3:   RELATED PARTIES

          Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses ($1.5 million in the third quarter of 1998 and $3.5 million for the three quarters ended September 7, 1998) under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. Although the number of Company employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Rally's in accordance with the Management Services Agreement.

NOTE 4:   LOSS PROVISIONS

          During the third quarter of 1998, the Company recorded provisions of $188,000 to reserve for the costs associated with the closure of two Restaurants. Additionally, during 1998 the Company recorded losses on assets to be disposed of in the amounts of $63,000 in each quarter in order to lower the net realizable value on certain of its assets held for sale including used MRPs. During the second quarter of 1998, the Company recorded a reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits.

NOTE 5:   INCOME TAXES

          The Company recorded an income tax benefit of $558,000 for the quarter ended September 7, 1998 and income tax benefits of $660,000 for the quarter ended September 8, 1997, or 38.0% of the respective losses before income taxes. The Company then recorded a valuation allowance of $558,000 against deferred income tax assets for the quarter ended September 7, 1998 ($660,000 for the quarter ended September 8, 1997). The Company's total valuation allowances of approximately $30.9 million as of September 7, 1998, is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

NOTE 6:   LITIGATION

          TEX-CHEX, INC. ET AL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET. AL. On February 4, 1997, a Petition was filed against the Company and two former officers and directors of the Company in the District Court of Travis County, Texas 98th Judicial District, ENTITLED TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN and numbered as Case No. 97-01335 on the docket of said court. The original Petition generally alleged that Tex-Chex, Inc. and the individual Plaintiffs were induced into entering into two franchise agreements and related personal guarantees with the Company based on fraudulent misrepresentations and omissions made by the Company. On October 2, 1998, the Plaintiffs filed an Amended Petition realleging the fraudulent misrepresentations and omission claims set forth in the original Petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. The Company believes the causes of action asserted in the amended Petition against the Company and the individual defendants are without merit and intends to defend them vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

          CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion to dismiss seven of the nine causes of action set forth in the Counterclaim which remain pending. The Company believes the causes of action asserted in the Counterclaim against the Company and Mr. Brown are without merit and intends to defend them vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

          FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

          DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

NOTE 7:   SUBSEQUENT EVENT

          On September 28, 1998 the Company announced that it had agreed in principle to a merger transaction pursuant to which the Company and GIANT GROUP, LTD. ("GIANT"), will become wholly-owned subsidiaries of Rally's Hamburgers, Inc. ("Rally's"). Under the terms of the letter of intent each share of Checker's common stock will be converted into 0.5 share of Rally's common stock and each share of GIANT'S common stock will be converted into 10.48 shares of Rally's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru Restaurants. As of September 7, 1998, the Company had an ownership interest in 228 Company-operated Restaurants and an additional 255 Restaurants were operated by franchisees. The Company's ownership interest in the Company-operated Restaurants is in one of two forms: (i) the Company owns 100% of the Restaurant (as of September 7, 1998, there were 216 such Restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the Restaurant (a "Joint Venture Restaurant") (as of March 23, 1998, there were 12 such Joint Venture Restaurants).

          During the third quarter of fiscal 1998, the Company realized an overall 0.1% decrease in Restaurant sales compared to the third quarter of fiscal 1997 due to the closure of two Restaurants during the current quarter. Comparable store sales increased 0.6% during the same period.

          During the third quarter, the Company continued to apply a marketing strategy in major markets relying primarily on television advertising that focused on the quality and freshness of the menu items the Company offers. With the goal of enhancing menu flexibility, the Company continues a test that will evaluate the utilization of two sizes of hamburger patties rather than the standard quarter pound patty that is currently in use. The Company is still determining the expected impact of a system-wide introduction of new menu boards.

          The Company continues to realize reductions in food and paper costs during the third quarter of 1998. Restaurant food and paper costs were 31.3% of restaurant sales for the quarter versus 31.6% of restaurant sales during the same quarter of the prior year. Management's efforts to improve food and paper costs by implementing tighter operational controls were supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Rally's Hamburgers, Inc. (Rally's) to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers. Labor costs increased during the third quarter of 1998 to 32.9% of Restaurant sales compared with 32.1% of Restaurant sales for the same quarter of the prior year. This increase was due to higher bonus and group insurance costs and to the increased staffing necessary to accelerate the speed with which our customers are served.

          Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby the Company is providing accounting, information technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. During the third quarter of 1998, the Company was able to expand the scope of synergistic opportunities under the Management Services Agreement to include the consolidation of marketing personnel as well as the marketing agencies utilized by both concepts.

          In 1998, the franchise community has indicated an intent to open up to 20 new units, 14 of which have been opened as of the third quarter. The Company will continue to focus on improving existing Restaurant sales and margins. The franchise group as a whole continues to experience higher average per store sales than Company stores.

          The Company receives revenues from Restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured Modular Restaurant Packages ("MRPs"). Cost of MRP's relates to all Restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company-operated Restaurant operations and MRP revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional Restaurant openings and the sales volumes of both existing and new Restaurants. MRP revenues are directly affected by the number of new franchise Restaurant openings and the number of new MRP's completed or used MRP's refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of Restaurant sales and Modular Restaurant Package revenue. The table also sets forth certain selected restaurant operating data.


                                                           QUARTER ENDED        THREE QUARTERS ENDED
                                                            (UNAUDITED)             (UNAUDITED)
                                                         -------------------    --------------------
                                                         SEPT. 7,   SEPT. 8,    SEPT. 7,    SEPT. 8,
REVENUES                                                   1998       1997         1998       1997
                                                         --------   --------    --------    --------
    Restaurant sales                                       94.4%      94.1%        94.7%      94.4%
    Franchise revenues and fees                             5.3%       5.5%         5.1%       5.1%
    Modular restaurant packages                             0.3%       0.4%         0.2%       0.5%
                                                         ------     ------       ------     ------
        Total  revenues                                   100.0%     100.0%       100.0%     100.0%
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                    31.3%      31.6%        31.7%      32.9%
    Restaurant labor costs (1)                             32.9%      32.1%        32.0%      32.7%
    Restaurant occupancy expense (1)                        8.5%       8.4%         7.9%       7.8%
    Restaurant depreciation and amortization (1)            5.7%       6.2%         5.3%       6.0%
    Other restaurant operating expense (1)                  9.8%      10.0%         9.5%      10.0%
    Advertising expense (1)                                 5.3%       5.2%         5.2%       5.1%
    Costs of modular restaurant package revenues (2)      156.4%     100.0%       155.0%      88.9%
    Other depreciation and amortization                     1.6%       1.6%         1.5%       1.5%
    General and administrative expense                      9.6%      11.0%         9.2%      10.9%
    Loss provisions                                         0.8%       0.0%        (0.1)%      0.0%
                                                         ------     ------       ------     ------
        Operating income (loss)                            (0.8)%     (0.9)%        2.3%      (2.0)%
                                                         ------     ------       ------     ------
OTHER INCOME (EXPENSE)
    Interest income                                         0.2%       0.2%         0.2%       0.2%
    Interest expense                                       (2.7)%     (3.2)%       (2.6)%     (3.5)%
    Interest - loan cost amortization                      (1.3)%     (1.4)%       (1.2)%     (3.1)%
    Minority interests losses                               0.0%       0.0%         0.0%      (0.1)%
                                                         ------     ------       ------     ------

   Loss before income tax expense                          (4.5)%     (5.3)%       (1.2)%     (8.3)%
   Income tax expense                                       0.0%       0.0%         0.0%       0.0%
                                                         ------     ------       ------     ------
        Net loss                                           (4.5)%     (5.3)%       (1.2)%     (8.3)%
                                                         ======     ======       ======     ======
Preferred Dividends                                         0.0%       2.1%         0.0%       0.7%
                                                         ------     ------       ------     ------
Net loss to common shareholders                            (4.5)%     (7.4)%       (1.2)%     (9.0)%
                                                         ======     ======       ======     ======

(1)  As a percent of Restaurant sales.
(2)  As a percent of Modular restaurant package revenues.

                                                             QUARTER ENDED         THREE QUARTERS ENDED
                                                              (UNAUDITED)              (UNAUDITED)
                                                           -------------------     --------------------
                                                           SEPT. 7,   SEPT. 8,      SEPT. 7,   SEPT. 8,
                                                             1998       1997          1998       1997
                                                           --------   --------     --------   ---------
Operating data:
    System - wide restaurant sales (in 000's):
      Company - operated                                   $ 30,770   $ 30,786      $ 98,880   $ 94,987
      Franchised                                             40,374     43,226       126,044    124,485
                                                           --------   --------      --------   --------
            Total                                          $ 71,144   $ 74,012      $224,924   $219,472
                                                           ========   ========      ========   ========

Average annual sales per restaurant open for a full year
    (in 000's) (3):                                          1998       1997
                                                           --------   --------
      Company - operated                                   $    612   $    612
      Franchised                                           $    739   $    742
      System - wide                                        $    674   $    677
                                                           --------   --------
Number of Restaurants (4)
      Company - operated                                        228        232
      Franchised                                                255        248
                                                           --------   --------
           Total                                                483        480
                                                           ========   ========

(3) Includes sales of restaurants open for entire previous 52 weeks including stores expected to be closed in the following year.
(4) Number of restaurants open at end of period.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 7, 1998 AND QUARTER ENDED SEPTEMBER 8, 1997

          REVENUES. Total revenues decreased 0.5% to $32.6 million for the quarter ended September 7, 1998, compared to $32.7 million for the quarter ended September 8, 1997. Company-operated Restaurant sales remained consistent at $30.8 million for the quarter ended September 7, 1998, and $30.8 million for the quarter ended September 8, 1997. Restaurant sales for comparable Company-operated Restaurants for the quarter ended September 7, 1998, increased 0.6% compared to the quarter ended September 8, 1997. Comparable Company-operated Restaurants are those continuously open during both reporting periods. This increase was offset by the net decrease of four Company-operated Restaurants since September 8, 1997.

          Franchise revenues and fees decreased 4.6% to $1.7 million for the quarter ended September 7, 1998, from $1.8 million for the quarter ended September 8, 1997. This was a result of a 6.6% decrease in franchise restaurant sales for the third quarter of 1998 versus the third quarter of 1997 and fewer franchise restaurant openings in the third quarter of 1998 versus the third quarter 1997. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

          Modular restaurant package ("MRP") revenues decreased 32.7% to $101,000 for the quarter ended September 7, 1998, from $150,000 for the quarter ended September 8, 1997. Modular restaurant package revenues except service work orders are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator and include amounts charged to franchisees for the refurbishment of used MRP's.

          COSTS AND EXPENSES. Restaurant food and paper costs totalled $9.6 million or 31.3% of Restaurant sales for the quarter ended September 7, 1998, compared to $9.7 million or 31.6% of Restaurant sales for the quarter ended September 8, 1997. The decrease in these costs as a percentage of Restaurant sales was due to new purchasing contracts negotiated in 1997 and 1998.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.1 million or 32.9% of Restaurant sales for the quarter ended September 7, 1998, compared to $9.9 million or 32.1% of Restaurant sales for the quarter ended September 8, 1997. These increases in Restaurant labor costs were due to increased bonus expense and group insurance costs and increased staffing levels at the restaurants necessary to accelerate the speed with which customers are served.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.6 million or 8.5% of Restaurant sales for the quarter ended September 7, 1998 compared to $2.6 million or 8.4% of Restaurant sales for the quarter ended September 8, 1997. This increase in percentage of restaurant sales was due primarily to an increase in property taxes and rent expense, partially offset by the operation of four fewer Company-operated Restaurants at September 7, 1998.

          Restaurant depreciation and amortization decreased by $136,000 or 7.1% for the quarter ended September 7, 1998, as compared to the quarter ended September 8, 1997, due primarily to a net decrease of four Company-operated restaurants from September 8, 1997 to September 7, 1998 and certain assets becoming fully depreciated since September 8, 1997.

          Other restaurant operating expenses include all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totalled $3.0 million or 9.8% of Restaurant sales for the quarter ended September 7, 1998, compared to $3.1 million or 10.0% of Restaurant sales for the quarter ended September 8, 1997. The decreased expense is due primarily to a decrease in utilities and the impact of four fewer Restaurants operating during the quarter ended September 7, 1998 versus the third quarter of the prior year.

          Advertising expense increased as a percentage of sales to 5.3% for the quarter ended September 7, 1998, from 5.2% of Restaurant sales for the quarter ended September 8, 1997. The actual increase in this expense was $42,000.

          Costs of modular restaurant package revenues totalled $158,000 or 156.4% of modular restaurant package revenues for the quarter ended September 7, 1998, compared to $150,000 or 100.0% of such revenues for the quarter ended September 8, 1997. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

          General and administrative expenses were $3.1 million or 9.6% of total revenues, for the quarter ended September 7, 1998, compared to $3.6 million or 11.0% of total revenues for the quarter ended September 8, 1997. The decrease in these expenses of $481,000 was primarily due to the continued savings associated with the management services agreement between the Company and Rally's Hamburgers, Inc. pursuant to which Checkers is providing the majority of the administrative functions for Rally's.

          LOSS PROVISIONS. During the third quarter of 1998, the Company recorded $251,000 in losses on assets to be disposed of, of which $63,000 was recorded in order to lower the net realizable value on certain of its assets held for sale and $188,000 to provide for the closure of two Restaurants.

          INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $867,000 or 2.7% of total revenues for the quarter ended September 7, 1998 from $1.0 million or 3.2% of total revenues for the quarter ended September 8, 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $30,000 to $415,000 for the quarter ended September 7, 1998 from $445,000 for the quarter ended September 8, 1997.

          INCOME TAX EXPENSE. Due to the loss for the quarter, the Company recorded an income tax benefit of $558,000 or 38.0% of the loss before income taxes which was completely offset by deferred income tax valuation allowances of $558,000 for the quarter ended September 7, 1998, as compared to an income tax benefit of $660,000 or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $660,000 for the quarter ended September 8, 1997. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes.

          NET LOSS. The net loss for the quarter was $1.5 million or $.02 per share for the quarter ended September 7, 1998 compared to a net loss to common shareholders of $2.4 million or $.04 per share after deducting preferred dividends of $696,000 for the quarter ended September 8, 1997. This improvement was primarily the result of a decrease in general and administrative expenses and a reduction in interest expense, partially offset by higher labor costs at the Restaurant level and the recording of loss provisions.


COMPARISON OF HISTORICAL RESULTS - THREE QUARTERS ENDED SEPTEMBER 7, 1998 AND THREE QUARTERS ENDED SEPTEMBER 8, 1997

          REVENUES. Total revenues increased 3.8% to $104.4 million for the three quarters ended September 7, 1998, compared to $100.6 million for the quarter ended September 8, 1997. Company-operated Restaurant sales increased 4.1% to $98.9 million for the three quarters ended September 7, 1998, from $95.0 million for the three quarters ended September 8, 1997. Restaurant sales for comparable Company-operated Restaurants for the three quarters ended September 7, 1998, increased 4.7% compared to the three quarters ended September 8, 1997. Comparable Company-operated Restaurants are those continuously open during both reporting periods. These increases in Restaurant sales and comparable Restaurant sales are primarily attributable to the successful introduction of the Spicy Chicken Sandwich in

1998, the introduction of new $.99 menu items and the brand positioning advertising featuring the "Fresh, because we just made it" tag line that focuses on the quality of the Company's products.

          Franchise revenues and fees increased 3.7% to $5.3 million for the three quarters ended September 7, 1998, from $5.1 million for the three quarters ended September 8, 1997. This was a result of a 1.3% increase in franchise restaurant sales for the first three quarters of 1998 versus the first three quarters of 1997 and the opening of more franchised restaurants during the first three quarters of 1998 versus the first three quarters of 1997. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised Restaurant.

          Modular restaurant package revenues decreased 55.5% to $220,000 for the three quarters ended September 7, 1998, from $494,000 for the three quarters ended September 8, 1997. Modular restaurant package revenues, except service work orders, are recognized on the percentage of completion method during the construction process; therefore, a substantial portion of the modular restaurant package revenues and costs are recognized prior to the opening of a Restaurant or shipment to a convenience store operator. Included in modular restaurant revenues are amounts charged to franchisees for the refurbishment of used MRPs under service work orders.

          COSTS AND EXPENSES. Restaurant food and paper costs totalled $31.4 million or 31.7% of Restaurant sales for the three quarters ended September 7, 1998, compared to $31.2 million or 32.9% of Restaurant sales for the three quarters ended September 8, 1997. The decrease in these costs as a percentage of Restaurant sales was due to new purchasing contracts negotiated in 1997 and 1998.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $31.6 million or 32.0% of Restaurant sales for the three quarters ended September 7, 1998, compared to $31.0 million or 32.7% of Restaurant sales for the three quarters ended September 8, 1997. The decrease in these costs as a percentage of Restaurant sales was due to the efficiencies gained at higher sales levels and a reduction in worker's compensation expense, partially offset by an increase in group insurance costs.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $7.8 million or 7.9% of Restaurant sales for the three quarters ended September 7, 1998 compared to $7.4 million or 7.8% of Restaurant sales for the three quarters ended September 8, 1997. This increase in restaurant occupancy costs was due primarily to increases in property taxes and rent expense partially offset by the operation of four fewer Restaurants since September 8, 1997.

          Restaurant depreciation and amortization decreased by $448,000 or 7.8% for the three quarters ended September 7, 1998, as compared to the three quarters ended September 8, 1997, due primarily to a net decrease of four Company-operated Restaurants and certain assets becoming fully depreciated since September 8, 1997.

          Other restaurant operating expenses include all other Restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which include utilities, maintenance and other costs. These expenses totaled $9.4 million or 9.5% of Restaurant sales for the three quarters ended September 7, 1998, compared to $9.5 million or 10.0% of Restaurant sales for the three quarters ended September 8, 1997. The decrease in these costs as a percentage of sales was primarily related to the increase in average Restaurant sales relative to the fixed and semi-variable nature of these expenses. Increased repair and maintenance expenditures were offset by a decrease in utilities and the impact of a net decrease of four Company-operated Restaurants since September 8, 1997.

          Advertising expense increased by $265,000 to 5.2% of Restaurant sales for the three quarters ended September 7, 1998, from 5.1% of Restaurant sales for the three quarters ended September 8, 1997. The increase in this expense was due to the increased utilization of television advertising during 1998 versus a higher proportion of less expensive radio advertising during 1997.

          Costs of modular restaurant package revenues totaled $341,000 or 155.0% of modular restaurant package revenues for the three quarters ended September 7, 1998, compared to $439,000 or 88.9% of such revenues for the three quarters ended September 8, 1997. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

          General and administrative expenses were $9.6 million or 9.2% of total revenues, for the three quarters ended September 7, 1998, compared to $11.0 million or 10.9% of total revenues for the quarter ended September 8, 1997. The decrease in these expenses of $1.4 million was primarily due to the continued savings associated with the management services agreement between the Company and Rally's, pursuant to which Checkers is providing the majority of the administrative functions for Rally's, and terminated merger costs of $350,000 that were recorded during the second quarter of 1997.

          LOSS PROVISIONS. During the first, second and third quarters of 1998, the Company recorded losses on assets to be disposed of in the amounts of $63,000 each quarter in order to lower the net realizable value on certain of its assets held for sale and an additional $188,000 in the third quarter to provide for the closure of two Restaurants. As a partial offset, during the second quarter of 1998, the Company recorded a reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits.

          INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $2.7 million or 2.6% of total revenues for the three quarters ended September 7, 1998 from $3.6 million or 3.5% of total revenues for the quarter ended September 8, 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $1.9 million to $1.2 million in 1998 from $3.1 million for the three quarters ended September 8, 1997 due to the 1997 accelerated amortization of deferred loan costs resulting from $9.7 million in unscheduled principal reductions in early 1997.

          INCOME TAX EXPENSE. During 1998, the Company recorded income tax expense of $487,000 or 38.0% of the net income before income taxes which was completely offset by the reversal of deferred income tax valuation allowances of $487,000 for the three quarters ended September 7, 1998, as compared to an income tax benefit of $3.2 million or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $3.2 million for the three quarters ended September 8, 1997. The effective tax rates differ from the expected federal tax rate of 35.0% due to state income taxes and job tax credits.

          NET INCOME (LOSS). Restaurant operating margins before advertising expense improved by $3.2 million in 1998, versus the comparable three quarters in 1997. Earnings were negatively impacted in 1997 by the expensing of $3.1 million in deferred loan costs and $350,000 in terminated merger costs in the three quarters ended September 8, 1997, versus $1.2 million in deferred loan cost amortization in 1998. Net loss before tax and the deferred loan cost amortization was $38,000 or $.00 per share for the three quarters ended September 7, 1998 and $4.9 million or $.08 per share for the three quarters ended September 8, 1997, which resulted primarily from an increase in the average Restaurant sales and margins, an increase in royalties and franchise fees, a decrease in general and administrative expenses and a reduction in interest expense.

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

          At November 13, 1997, the effective date of the Company's Registration Statements on Forms S-4, the Company had outstanding promissory notes in the aggregate principal amount of approximately $3.2 million (the "Notes") payable to Rall-Folks, Inc. ("Rall-Folks"), Restaurant Development Group, Inc. ("RDG") and Nashville Twin Drive-Through Partners, L.P. (N.T.D.T."). The Company agreed to acquire the Notes issued to Rall-Folks and RDG in consideration of the issuance of an aggregate of approximately 1.9 million shares of Common Stock and the Note issued to NTDT in exchange for a series of convertible notes in the same aggregate principal amount and convertible into approximately 614,000 shares of Common Stock pursuant to agreements entered into in 1995 and subsequently amended. All three of the parties received varying degrees of protection on the purchase price of the promissory notes. Accordingly, the actual number of shares to be issued was to be determined by the market price of the Company's stock. Consummation of the Rall-Folks, RDG, and NTDT purchases occurred on November 24, and December 5, and November 24, 1997, respectively.

          During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. In early 1998, the Company issued an additional 359,129 shares of common stock to NTDT. Additionally, in January 1998, the Company issued 12,064 shares of common stock to RDG in payment of accrued interest, issued 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection. After these issuance's, the remaining amount owed in relation to these Notes was $22,000 payable to NTDT. It is currently estimated that the Company may owe approximately $70,000 in additional cash payments to NTDT for principal, accrued interest and purchase price protection. As of September 7, 1998, the Company has paid RDG $36,000 for accrued interest and purchase price protection and does not expect any significant financial commitments beyond $70,000 necessary to settle the Notes.

          The Company currently does not have significant development plans for additional Company Restaurants during fiscal 1998.

          The Company's primary credit facility (the "Restated Credit Agreement") is held by an investor group led by CKE Restaurants, Inc.. Also participating is KCC Delaware, a wholly owned subsidiary of GIANT GROUP, LTD which is a significant shareholder of Rally's Hamburgers, Inc. (a 26% owner of the Company). The Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidation EBITDA covenant as defined, As of July 13, 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods seven through ten of fiscal 1998. This credit facility is due in full on July 31, 1999 and is therefore classified in its entirety as current installments of long-term debt.

          The Company has negative working capital of $32.3 million at September 7, 1998 (determined by subtracting current liabilities from current assets). A majority of the negative working capital position is due to the classification of the remaining principal balance ($25.4 million) of the Restated Credit Agreement, due July 31, 1999, as a current liability. Various repayment or refinancing alternatives are currently being evaluated. It is anticipated that the Company will continue to have negative working capital since approximately 88.2% of the Company's assets are long-term (property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. In January 1998, $1.2 million in restricted cash balances were released for the Company's use as the funds have been guaranteed by a letter of credit from a bank.

          Effective November 30, 1997, the Company entered into a Management Services Agreement with Rally's whereby the Company is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. The Company has increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of this agreement will enable the Company to attract the management staff with expertise necessary to more successfully manage and operate both Rally's and the Company at significantly reduced costs to both entities. During the third quarter of 1998, the Company was able to expand the scope of synergistic opportunities under the Management Services Agreement to include the consolidation of marketing personnel as well as the marketing agencies utilized by both concepts.

          On September 25, 1998 the Company announced that it had agreed in principle to a merger transaction pursuant to which the Company along with GIANT GROUP, LTD., ("GIANT"), will become wholly-owned subsidiaries of Rally's Hamburgers, Inc. ("Rally's"). Under the terms of the letter of intent each share of Checker's common stock will be converted into 0.5 share of Rally's common stock and each share of GIANT's common stock will be converted into 10.48 shares of Rally's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and customary conditions.

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


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

SFAS 121

          The Company examines its long-lived assets for potential impairment where circumstances indicate that such impairment may exist, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company believes such examination requires the operations and store level economics of individual restaurants be evaluated for potential impairment. The Company recorded write-downs of its assets in the fourth quarter of fiscal year 1995 and during fiscal year 1996 pursuant to SFAS 121. No assurance can be given that even an overall return to profitability will preclude the write-down of assets associated with the operation of an individual restaurant or restaurants in the future.

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

          TEX-CHEX, INC. ET AL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET. AL. On February 4, 1997, a Petition was filed against the Company and two former officers and directors of the Company in the District Court of Travis County, Texas 98th Judicial District, ENTITLED TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN and numbered as Case No. 97-01335 on the docket of said court. The original Petition generally alleged that Tex-Chex, Inc. and the individual Plaintiffs were induced into entering into two franchise agreements and related personal guarantees with the Company based on fraudulent misrepresentations and omissions made by the Company. On October 2, 1998, the Plaintiffs filed an Amended Petition realleging the fraudulent misrepresentations and omission claims set forth in the original Petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. The Company believes the causes of action asserted in the amended Petition against the Company and the individual defendants are without merit and intends to defend them vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

          CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion to dismiss seven of the nine causes of action set forth in the Counterclaim which remain pending. The Company believes the causes of action asserted in the Counterclaim against the Company and Mr. Brown are without merit and intends to defend them vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

          FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E .Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

          DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V.McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


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




                                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                                               (Registrant)


Date: October 20, 1998              By: /s/ RICHARD A. PEABODY
                                        ----------------------
                                    Richard A. Peabody
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)

                           SEPTEMBER 7, 1998 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX



EXHIBIT #                EXHIBIT DESCRIPTION                          PAGE
---------                -------------------                          ----

  27                     Financial Data Schedule
                         (included in electronic filing only).         23