Form 10-K
period 1998-12-28
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1999-03-25
CIK 879554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1998       Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                          58-1654960
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

14255 49Th Street N. ,Bldg. #1, Suite 101
      Clearwater, Florida                                     33762
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 22, 1999, was $22,027,329 based upon the reported closing sale price of such shares on the Nasdaq Stock Market's National Market for that date. As of February 22, 1999, there were 73,408,047 common shares outstanding.

     Portions of the Joint Proxy Statement/Prospectus of the Registrant and Rally's Hamburgers, Inc. for the Registrant's Special Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I
------

ITEM 1.    BUSINESS.........................................................  3

ITEM 2.    PROPERTIES....................................................... 11

ITEM 3.    LEGAL PROCEEDINGS................................................ 11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14

PART II
-------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................... 14

ITEM 6.    SELECTED FINANCIAL DATA.......................................... 15

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................ 16

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 24

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE............................................. 49

PART III
--------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 49

ITEM 11.   EXECUTIVE COMPENSATION........................................... 49

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 49

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 49

PART IV
-------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K 50

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Unless the context requires otherwise, references in this Report to "Checkers", the "Company" or the "Registrant" means Checkers Drive-In Restaurants, Inc., its wholly owned subsidiaries and the 10.55% to 65.83% owned joint venture partnerships controlled by the Company.

     Checkers develops, produces, owns, operates and franchises quick-service "double drive-thru" restaurants under the name "Checkers(R)". The restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, and chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes.

     As of December 28, 1998, there were 462 Checkers restaurants operating in the States of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, Washington D.C., Puerto Rico and West Bank, in the Middle East (230 Company-operated (including 12 joint ventured) and 232 franchised).

     The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

RECENT DEVELOPMENTS

     On January 29, 1999, the Company and Rally's Hamburgers, Inc. ("Rally's") announced the signing of a definitive merger agreement pursuant to which Rally's would be merged into Checkers in an all-stock transaction ("the Merger"). The merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of the Company's stock. The approximate 19.1 million shares of the Checkers common stock which Rally's owns will be retired following the Merger. Immediately after the Merger, Checkers intends to effect a one-for-twelve-reverse stock split. Checkers and Rally's have each received investment bankers' opinions as to the fairness from a financial point of view, of the exchange ratio in the Merger. The Merger is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's, and is expected to close in the second quarter of fiscal year 1999. At December 28, 1998, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares). After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checkers common stock) will then be held by then current shareholders of Checkers. Immediately following the Merger, and the one-for-twelve reverse split, there will be approximately 9,387,859 common shares outstanding. In addition, each of Rally's outstanding stock options (5.6 million at December 28, 1998) will be exchanged for Checkers options at the exchange rate of 1 to 1.99.

     The business combination under the Merger will be accounted for under the purchase method. The Merger transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will receive the larger portion (51.8%) of the voting interests in the combined enterprise. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value. The Merger will create a company with nearly 1,000 restaurants systemwide, making it, management of the Company believes, more competitive in the quick-service restaurant segment by allowing the crossover of product promotions, menu items, marketing strategies and restaurant images. This Merger will also allow the Company and Rally's to make permanent the administrative and operational efficiencies realized under their current Management Services Agreement.

     At December 28, 1998, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. On March 24, 1999, the Company and Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner (as of December 31, 1998) of Rally's, executed a letter of intent whereby SBRG agreed to acquire approximately $1.9 million of debt due to two members of the lender group. The terms associated with the SBRG debt will be identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group have also agreed to an extension of the maturity date to April 30, 2000. As of December 28, 1998, Fidelity National Financial, Inc. owned 31.1% of the outstanding common stock of SBRG.

     In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's and a subsequent one-for-twelve reverse stock split. The Company has maintained its listing status through the date of this report.

RESTAURANT DEVELOPMENT AND ACQUISITION ACTIVITIES

     During 1998, the Company reopened two restaurants and closed two restaurants, maintaining 230 Company-operated restaurants at December 28, 1998. Franchisees opened 18 restaurants and closed 35 restaurants for a net decrease of five franchisee-operated restaurants in 1998. Franchisees operated 232, or 50%, of the total restaurants open at December 28, 1998. Because of the Company's limited capital resources, it will rely on franchisees for a larger portion of chain expansion. The inability of franchisees to obtain sufficient financing capital on a timely basis may have a materially adverse effect on expansion efforts.

     To the extent permitted by operating cash flow or external financing sources, Checkers intends to focus future growth primarily in its existing markets of higher market penetration ("Core Markets") through acquisitions, new restaurant openings or through other growth opportunities. The Company will continue to seek to expand through existing and new franchisees. From time to time, the Company may close or sell additional restaurants or markets when determined by management and the Board of Directors to be in the best interests of the Company.

RESTAURANT OPERATIONS

     CONCEPT. The Company's operating concept includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing a distinctive restaurant design that features a "double drive-thru" concept, projects a uniform image and creates significant curb appeal; (iii) providing fast service using a "double drive-thru" design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food and drinks made fresh to order at a fair price.

     RESTAURANT LOCATIONS. As of December 28, 1998, there were 230 restaurants owned and operated by the Company in 12 states (including 12 restaurants owned by partnerships in which the Company has interests ranging from 10.55% to 65.83%) and 232 restaurants operated by the Company's franchisees in 18 States, the District of Columbia, Puerto Rico and the West Bank, Middle East. The following table sets forth the locations of such restaurants:

                    COMPANY-OPERATED
                    (230 RESTAURANTS)

   Florida (135)        Illinois (11)            New Jersey (4)
   Georgia (37)         Missouri (5)             North Carolina (2)
   Pennsylvania (13)    Mississippi (4)          Kansas (2)
   Alabama (12)         Tennessee (4)            Delaware (1)


                        FRANCHISED
                    (232 RESTAURANTS)

   Florida (51)         Illinois (11)            Missouri (2)
   Georgia (49)         South Carolina (10)      West Virginia (2)
   Alabama (20)         Louisiana (9)            Iowa (2)
   North Carolina (11)  New Jersey (9)           Washington, D.C. (2)
   Maryland (15)        Tennessee (5)            Michigan (1)
   Puerto Rico (13)     Wisconsin (4)            Texas (1)
   New York (11)        Virginia (3)             West Bank, Middle East (1)

     Of these restaurants, 20 were opened or reopened in 1998 (two Company-operated and 18 franchised), which included 13 used fully equipped manufactured modular buildings, "Modular Restaurant Packages" ("MRP's"), either reopened or relocated from closed sites, five conversions of other restaurant concepts buildings and two non-traditional locations. The Company currently expects approximately 20 to 30 additional restaurants to be opened in 1999 primarily by franchisees with a majority of these restaurants to include MRP's relocated from closed sites. If either the Company or the franchisee(s) are unable to obtain sufficient capital on a timely basis, the Company's ability to achieve its 1999 expansion plans may be materially adversely affected. The Company's continued growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated restaurants primarily in its existing Core Markets and to further penetrate markets currently under development by franchisees, including select international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     SITE SELECTION. The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews competition and the sales and traffic counts of national and regional chain restaurants operating in the area. Approximately 84% of Company-operated restaurants are located on leased land and the Company intends to continue to use leased sites where possible. The Company believes that the use of the MRP provides the Company and its franchisees with additional flexibility in the size, control and location of sites.

     RESTAURANT DESIGN AND SERVICE. The restaurants are built to Company-approved specifications as to size, interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants are less than one-fourth the size of the typical restaurants of the four largest quick-service hamburger chains (generally 760 to 980 sq. ft.) and require approximately one-third to one-half the land area (approximately 18,000 to 25,000 square feet). Substantially all of the restaurants in operation consist of MRP's produced and installed by the Company.

     The Company's standard restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Most restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the opportunity of increasing sales per hour, provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization. The restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     RESTAURANT DEVELOPMENT COSTS. The Company estimates that the average cost of opening a Checkers restaurant (exclusive of land costs) utilizing used MRP's is approximately $375,000 which includes modular building costs, fixtures, equipment and signage costs, site improvement costs and various soft costs (e.g., engineering and permit fees). Future costs, after all remaining used MRP's are relocated, would be higher than this average. During periods when the Champion construction facility is operating at an efficient production level, the Company believes that utilization of MRP's generally costs less than comparably built restaurants using conventional, on-site construction methods. The Company believes it is even more cost effective to utilize used MRP's when available. At such time as there are no longer used MRP's available, but demand for new MRP's is not sufficient to allow the Champion construction facility to operate at an efficient level, it may become more cost effective to seek other manufacturers of MRP's or to build restaurants utilizing conventional, on site construction methods. The Company did not open any restaurants on new sites in fiscal 1998.

     MENU. The menu of a restaurant includes hamburgers, cheeseburgers and bacon cheeseburgers, chicken sandwiches, grilled chicken, hot dogs and deluxe chili dogs and specially seasoned french fries, as well as related items such as soft drinks, old fashioned premium milk shakes and apple nuggets. The menu is designed to present a limited number of selections to permit the greatest attention to quality, taste and speed of service. The Company is engaged in product development research and seeks to enhance the variety offered to consumers from time to time without substantially expanding the limited menu.

     SUPPLIES. The Company and its franchisees purchase their food, beverages and supplies from Company-approved suppliers. All products must meet standards and specifications set by the Company due primarily to joint purchasing with Rally's and CKE Restaurants, Inc. Management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. The Company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies by the restaurants. The Company believes that its continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Among other factors, the Company's profitability is dependent upon its ability to anticipate and react to changes in food costs. Various factors beyond the Company's control, such as climate changes and adverse weather conditions, may affect food costs.

     MANAGEMENT AND EMPLOYEES. Each Company operated restaurant employs an average of approximately 19 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one assistant manager and a shift manager. The Company has an incentive compensation program for store managers that provides the store managers with a quarterly bonus based upon the achievement of certain defined goals. A general manager is generally required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an area manager. The area manager typically has responsibility for eight to twelve restaurants.

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

     ADVERTISING AND PROMOTION. The Company communicates with its customers by employing a consistent and enticing approach to advertising and promoting its products. Using television and radio commercials where efficient and practical, as well as outdoor billboards and direct mail print advertising in less densely penetrated markets, the Company informs the public about their brand position and promotional product opportunities. When the customers arrive at the restaurant, they are exposed to readerboard messages, pole banners, menuboards, and value oriented extender cards, all of which work together to present a simple, unified and coherent selling message at the time they are making their purchase decisions. As of December 28, 1998, the Company and its franchisees were working together in seven advertising co-ops covering 247 Checkers restaurants systemwide. The Company requires franchisees to spend a minimum of 4% of gross sales to promote their restaurants, which includes a combination of local store marketing and co-op advertising. In addition, each Company and franchise restaurant contributes to a National Production Fund that provides broadcast creative and point of purchase material production for each promotion. Ongoing consumer research is employed to track attitudes, brand awareness and market share of not only Checkers' customers, but also of its major competitor's customers as well. In addition, customer focus groups and sensory panels are conducted in the Company's core markets to provide both qualitative and quantitative data. This research data is vital in creating a better understanding of the Company's short and long term marketing strategies.

     BRAND POSITIONING: QUALITY FOCUS: The Company is in the process of establishing an overall brand positioning as serving the best tasting hamburger in the quick-service industry at a reasonable price. This position will be supported by:

     A. A limited menu of the highest quality hamburgers/cheeseburgers, chicken sandwiches, seasoned french fries, soft drinks and milk shakes, all deliverable in a double drive through format.

     B. A new, creative positioning has been established. "Fresh. Because we just made it.", allows the Company to take advantage of the consumers' understanding that their food has been freshly prepared, not retrieved from under a heat lamp or microwave oven and given to them.

     C. Television, radio, outdoor and direct mail print advertising designed to differentiate the Company from other quick-service hamburger chains and to target frequent quick-service customers.

     The new brand positioning has been developed through extensive research with the core customer of the Company's products, as well as other quick-service hamburger users who might be convinced to become a loyal customer. The long range benefit of such a positioning is believed to help the Company compete more favorably in an environment where quality and taste is much more difficult to deliver on a consistent basis by the major quick-service competitors, given the operating systems of those competitors. Although good value and quick service are still important to consumers, the competitive environment has remained so price oriented in the past few years, that the Company's competitive advantage has been seriously eroded. Further, the over reliance on price has placed immense pressure on margins, as food, labor and other costs have continued to rise, while the Company's ability to raise prices in the aforementioned competitive climate has been restricted.

     With a focus on a brand positioning that provides consumers what they say they want from a quick-service hamburger chain--quality hamburgers, served quickly at a reasonable price--the Company believes it can begin to break the cycle of low price only promotions, differentiate itself from its competitors and improve sales and guest count trends over time.

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

     YEAR 2000 ISSUES. Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. All major software systems of the Company are either in compliance with the Year 2000 or upgraded software packages are scheduled to be installed to meet that requirement. The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second quarter of 1999 at a cost to Checkers of approximately $50,000. The Company has assessed the computer systems utilized at the restaurant level and determined such systems to be Year 2000 compliant. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. See Item 7- "Management's Discussion and Analysis of Financial Condition and results of Operations-Year 2000".

     JOINT VENTURE RESTAURANTS. As of December 28, 1998, there were 12 restaurants owned by 10 separate general and limited partnerships in which the Company owns general and limited partnership interests ranging from 10.55% to 65.83%, with other parties owning the remaining interests (the "Joint Venture restaurants"), all of which are consolidated in the Company's financial statements. The Company is the managing partner of 11 of the 12 Joint Venture restaurants. In the 11 Joint Venture restaurants managed by the Company, it receives a fee for management services of 1% to 2.5% of gross sales. In addition, all of the Joint Venture restaurants pay the standard royalty fee of 4% of gross sales. The agreements for four of the Joint Venture restaurants (excluding Illinois partnerships) in which the Company is the managing partner are terminable through a procedure whereby the initiating party sets a price for the interest in the joint venture and the other party must elect either to sell its interest in the joint venture or purchase the initiating party's interest at such price. Some, but not all of the partnership agreements also contain the right of the partnership to acquire a deceased individual partner's interest at the fair market value thereof based upon a defined formula set forth in the agreement. None of these partnerships have been granted area development agreements.

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

WORKING CAPITAL

     Checkers working capital requirements are generally typical of companies within the quick-service restaurant industry. Checkers does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. During 1997 and 1998, Checkers working capital requirements were substantially reduced as a result of significant slowdowns in new store construction as compared with prior years. Additionally, sales of certain assets held for sale, net of underlying encumbrances, provided another source of working capital. Additional working capital will be required for the second phase of the indoor dining area project. Checkers also plans to utilize working capital to open a limited number of new restaurants and to remodel an undetermined number of existing restaurants in fiscal 1999. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

FRANCHISE OPERATIONS

     STRATEGY. In addition to the acquisition and development of additional Company operated restaurants, the Company encourages controlled development of franchised restaurants in its existing markets as well as in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 232, or 50%, of the total restaurants open at December 28, 1998. The Company has acquired and sold, and may in the future acquire or sell, restaurants from and to franchisees when the Company believes it to be in its best interests to do so. In the future, the Company's success will continue to be dependent upon its franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers concept and its reputation for quality and speed of service. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate to be opened in 1999 or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with the Company's concepts and standards.

     As a result of inquiries concerning international development, the Company may develop a limited number of international markets and has begun the process of registering its trademarks in various foreign countries. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard Area Development Agreement and Franchise Agreement in order to comply with laws and customs different from those of the United States. The Company has entered into a master Franchise Agreement for the Caribbean Basin and has granted a single franchise agreement for the West Bank in the Middle East.

     FRANCHISEE SUPPORT SERVICES. The Company maintains a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised restaurant by a new franchisee, the Company typically sends a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations - Supervision and Training" above. The Company also employs Franchise Business Consultants ("FBCs"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings and, if any deficiencies are noted, recommended procedures to correct such deficiencies.

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

     FRANCHISE AGREEMENTS. The Unit Franchise Agreement grants to the franchisee an exclusive license at a specified location to operate a restaurant in accordance with the Checkers(R) system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current Unit Franchise Agreement is generally 20 years. Upon expiration of a Unit Franchise Agreement, the franchisee will generally be entitled to acquire a successor franchise for the restaurants on the terms and conditions of the Company's then current form of Unit Franchise Agreement if the franchisee remains in compliance with the Unit Franchise Agreement throughout its term and if certain other conditions are met, including the payment of fee equal to 50% of the then current franchise fee.

     In some instances, the Company grants to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic area (the "Franchised Area") and thereafter to operate each restaurant in accordance with the terms and conditions of a Unit Franchise Agreement. In that event, the franchisee ordinarily signs two agreements, an Area Development Agreement and a Unit Franchise Agreement. Each Area Development Agreement establishes the number of restaurants the franchisee is to construct and open in the Franchised Area during the term of the Area Development Agreement (normally a maximum of five restaurants) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the Area Development Agreement. Of the 232 franchised restaurants at December 28, 1998, 217 were being operated by multiple unit operators and 15 were being operated by single unit operators. The Company may terminate the Area Development Agreement of any franchisee that fails to meet its development schedule.

     The Unit Franchise Agreement and Area Development Agreement require that the franchisee select proposed sites for restaurants within the Franchised Area and submit information regarding such sites to the Company for its review, although final site selection is at the discretion of the franchisee. The Company does not arrange or make any provisions for financing the development of restaurants by its franchisees. To the extent new or used MRP's are available for sale, and/or to the extent that the Company deems it feasible to begin constructing new MRP's again in the Champion construction facility, the Company will offer the franchisees an opportunity to buy an MRP from the Company in those geographic areas where the MRP can be installed in compliance with applicable laws. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the Company's specifications. The Company provides a training program for management personnel of its franchisees at its corporate offices. Under the terms of the Unit Franchise Agreement, the Company has adopted standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published from time to time in the Company's operations manual.

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

     STRATEGY. Although the Company does not believe that the use of MRP's is critical to the success of any individual restaurant or the Company in general, the Company believes that the integration of its restaurant operations with its production of MRP's for use by the Company and sale to its franchisees provides it with a competitive advantage over other quick-service companies that use conventional, on-site construction methods. These advantages include more efficient construction time, direct control of the quality, consistency and uniformity of the restaurant image as well as having standard restaurant operating systems. In addition, the Company believes the ability to relocate an MRP provides greater economies and flexibility than alternative methods. The cost and construction time efficiencies may be significantly impacted by the Company's decision whether or not to resume construction of MRP's at its Champion construction facility. Due to the number of MRP's currently available for relocation from closed restaurant sites, it is not anticipated that any significant new construction of MRP's will occur during fiscal year 1999. In the short term, the Company's construction facility located in Largo, Florida will be utilized to store and refurbish used MRP's for sale to franchisees or others and use by the Company. The Company is evaluating other options in relation to the future use of this facility, which could include generating other outside business, leasing the facility or an eventual sale of the facility. Operation of the construction facility consists of five personnel, and substantially all of the labor in the manufacturing and refurbishment process is done through independent contractors, the number of which may be increased or decreased with demand.

     CONSTRUCTION. The Champion construction facility is designed to produce a complete MRP ready for delivery and installation at a restaurant site. When the Champion construction is fully operational the MRP's are built and refurbished using assembly line techniques and a fully integrated and complete production system. Each MRP consists of a modular building complete with all mechanical, electrical and plumbing systems (except roof top systems which are installed at the site), along with all restaurant equipment. The modular building is a complete operating restaurant when sited, attached to its foundation and all utilities are connected. All MRP's are constructed in accordance with plans and specifications approved by the appropriate governmental agencies and are typically available in approximately eight (8) weeks after an executed agreement.

     CAPACITY. As of December 28, 1998, the Company had five (5) substantially completed new MRP's in inventory and twenty (20) used MRP's available for relocation to new sites, twelve (12) of which have been moved to the Champion production facility for refurbishment, and eight (8) of which are at closed sites. Although the Company does not require a franchisee to use a MRP, because of the expected benefits associated therewith, the Company anticipates that substantially all of the restaurants developed by it or its franchisees in the immediate future will include MRP's produced by the Company, or relocated from other sites. MRP's from closed sites are being marketed at various prices depending upon age and condition.

     TRANSPORTATION AND INSTALLATION OF MRP'S. Once all site work has been completed to the satisfaction of the Company and all necessary governmental approvals have been obtained for installation, the MRP is transported to such site by an independent trucking contractor. All transportation costs are charged to the customer. Once on the site, the MRP is installed by independent contractors hired by the Company or franchisee, in accordance with procedures specified by the Company. The Company's personnel inspect all mechanical, plumbing and electrical systems to make sure they are in good working order, and inspect and approve all site improvements on new MRP's sold by the Company. Used MRP's are typically sold without warranties. Once a MRP has been delivered to a site, it takes generally three (3) to four (4) weeks before the restaurant is in full operation.

COMPETITION

     The Company's restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

     With respect to its MRP's, the Company competes primarily on the basis of price and speed of construction with other modular construction companies as well as traditional construction companies, many of which have significantly greater resources than the Company. When the inventory of new and used MRP's is depleted, there is no assurance that the Company will again initiate new construction at its Champion construction facility thereby requiring the Company and its franchisees to purchase MRP's from other modular construction companies or to utilize conventional construction methods.

     In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurant.

EMPLOYEES

     Effective November 30, 1997, Checkers entered into a Management Services Agreement, pursuant to which Rally's is managed and operated predominantly by the corporate management of Checkers. Rally's, together with its franchisees, operates approximately 475 double drive-thru hamburger restaurants primarily in the Midwest and the Sunbelt. In addition, Checkers and Rally's share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer.

     As of December 28, 1998, Checkers employed approximately 4,600 persons in its restaurant operations, approximately 450 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the approximately 165 corporate employees, five are involved in the manufacturing operation, approximately nine are in upper management positions and the remainder are professional and administrative or office employees.

     The Company considers its employee relations to be good. Most employees, other than management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. None of the Company's employees are covered by a collective bargaining agreement.

TRADEMARKS AND SERVICE MARKS

     The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered certain trademarks and service marks (including the name "Checkers", "Checkers Burgers/bullet/Fries/bullet/Colas" and "Champ Burger" and the design of the restaurant building) in the United States Patent and Trademark office. The Company has also registered the service mark "Checkers" individually and/or with a rectangular checkerboard logo of contiguous alternating colors to be used with restaurant services in the states where it presently does, or anticipates doing, business. The Company has various other trademark and service mark registration applications pending. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

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

     The Company's construction, transportation and placement of MRP's is subject to a number of federal, state and local laws governing all aspects of the manufacturing process, movement, end use and location of the building. Many states require approval through state agencies set up to govern the modular construction industry, other states have provisions for approval at the local level. The transportation of the Company's MRP is subject to state, federal and local highway use laws and regulations which may prescribe size, weight, road use limitations and various other requirements. The descriptions and the substance of the Company's warranties are also subject to a variety of state laws and regulations.

     The Company has no material contracts with the United States government or any of its agencies.

ITEM 2.  PROPERTIES

     Of the 230 restaurants which were operated by the Company as of December 28, 1998, the Company held ground leases for 194 restaurants and owned the land for 36 restaurants. Of the 36 restaurants on owned land, 24 of those parcels are subject to a mortgage in favor of FFCA Acquisition Corporation and the remainder secure Checkers's primary debt to the CKE Lender Group (see Item 7, "Liquidity and Capital Resources"). The Company's leases are generally written for a term of from five to twenty years with one or more five-year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, the building, equipment and signs remain the property of the Company and can be removed from the site upon expiration of the lease. In the future, the Company intends, whenever practicable, to lease land for its restaurants. For further information with respect to the Company's restaurants, see "Restaurant Operations" under Item 1 of this Report.

     The Company has seven owned parcels of land and 22 leased parcels of land which are available for sale or sub-lease. Of these parcels, 21 are related to restaurant closings as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The other eight parcels primarily represent surplus land available from multi-user sites where the Company developed a portion for a restaurant and undeveloped sites which the Company ultimately decided it would not develop.

     The Company's executive offices are located in approximately 26,500 square feet of leased office space and 6,000 square feet of adjoining warehouse space in Clearwater, Florida. The Company lease expires June 30, 2003. The Company moved to this location in June, 1998 to accommodate additional staffing and on site storage space needed as a result of the Management Service Agreement (see
Item 1, " BUSINESS. Employees".)

     The Company owns an 89,850 square foot facility in Largo, Florida. This includes a 70,850 square foot fabricated metal building for use in its MRP manufacturing operations, and two buildings totaling 19,000 square feet for its office and warehouse operations. See "Manufacturing Operations" under Item 1 of this Report.

               The Company terminated the lease of one regional office effective February 1, 1999. The Company leases approximately 1,504 aggregate square feet in an unoccupied regional office. This lease will expire July 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS

     IN RE CHECKERS SECURITIES LITIGATION, Master File No. 93-1749-Civ-T-17A. On October 13, 1993, a class action complaint was filed in the United States District Court for the Middle District of Florida, Tampa Division, by a stockholder against the Company, certain of its officers and directors, including Herbert G. Brown, Paul C. Campbell, George W. Cook, Jared D. Brown, Harry S. Cline, James M. Roche, N. John Simmons, Jr. and James F. White, Jr., and KPMG LLP, the Company's auditors. The complaint alleges, generally, that the Company issued materially false and misleading financial statements which were not prepared in accordance with generally accepted accounting principles, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Florida common law and statute. The allegations, including an allegation that the Company inappropriately selected the percentage of completion method of accounting for sales of modular restaurant buildings, are primarily directed to certain accounting principles followed by Champion. The plaintiffs sought to represent a class of all purchasers of the Company's Common Stock between November 22, 1991 and October 8, 1993, and an unspecified amount of damages. Although the Company believed this lawsuit was unfounded and without merit, in order to avoid further expenses of litigation, the parties reached an agreement in principle for the settlement of this class action. The agreement for settlement provides for one of the Company's director and officer liability insurance carriers and another party to contribute to a fund for the purpose of paying claims on a claims-made basis up to a total of $950,000. The Company agreed to contribute ten percent (10%) of claims made in excess of $475,000 for a total potential liability of $47,500. The settlement was approved by the Court on January 30, 1998. The time period for submission of claims to the Company has passed and therefore the Company has no further liability in connection with this matter.

     GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997, a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWER BURGERS OF AVON PARK, INC., Case No. 98-409-CIV-T-17A and CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWERS BURGERS, INC, Case No. 98-410-CIV-T-26E. The Complaint seeks, INTER ALIA, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions pending a resolution of the lawsuits pending in the Sixth Judicial Circuit in and for Pinellas County, Florida described above has been granted by the United States District Court. The Company believes the lawsuits initiated against the Company are without merit, and intends to continue to defend them vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

     CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company filed an Answer to the Amended Counterclaim, but on October 21, 1998, the court dismissed the Amended Counterclaim based on counterclaimants failure to comply with certain Court rules relating to the prosecution of the claims. The Court's dismissal is the subject of a pending Motion for Reconsideration. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. On December 15, 1998, the court granted the Company's Motion to Convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. Additionally, on February 1, 1999, the bankruptcy Court granted the Company's Motion to Lift the Automatic Stay imposed by 11 U.S.C Section 362 to allow the Company to proceed with the disposition of the property which is the subject of its mortgage. The adversary Complaint and Counterclaim in the bankruptcy proceedings remain pending The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

     CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectively, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion to dismiss seven of the nine causes of action set forth in the Counterclaim which remain pending. The Company believes the causes of action asserted in the Counterclaim against the Company and Mr. Brown are without merit and intends to defend them vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

     FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the First Albany complaint described above, this complaint arises out of the Proposed Merger announced on September 28, 1998 between the Company, Rally's and GIANT and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

     The Common Stock of the Company began trading publicly in the over-the-counter market on the NASDAQ National Market on November 15, 1991, under the symbol CHKR. The following table sets forth the high and low closing sale price of Checkers Common Stock as reported on the Nasdaq National Market for the periods indicated:

                             High          Low
1998
First Quarter               $ 1.06        $ 0.81
Second Quarter              $ 1.53        $ 0.87
Third Quarter               $ 1.28        $ 0.66
Fourth Quarter              $ 0.68        $ 0.31

1997
First Quarter               $ 3.00        $ 1.69
Second Quarter              $ 1.84        $ 1.09
Third Quarter               $ 1.69        $ 1.09
Fourth Quarter              $ 1.59        $ 0.81

NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

     In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days during the next ninety days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's and a subsequent one-for-twelve reverse stock split. The Company has maintained its listing status beyond the February 17, 1999 hearing date and through the date of this report.

HOLDERS

     At February 22, 1999, the Company had approximately 6,877 stockholders of record.

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

RECENT UNREGISTERED SALES

     None

ITEM 6.        SELECTED FINANCIAL DATA

     The selected historical consolidated statement of operations data presented for each of the fiscal years in the three-year period ended December 28, 1998 and balance sheet data as of December 28, 1998, and as of December 29, 1997, were derived from, and should be read in conjunction with, the audited consolidated financial statements and related notes of Checkers Drive-In Restaurants, Inc. and subsidiaries included elsewhere herein. The statement of operations data for the years ended January 1, 1996 and January 2, 1995 and balance sheet data as of December 30, 1996, January 1, 1996, and January 2, 1995 were derived from audited financial statements not included herein.

     The Company reports on a fiscal year which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

(In thousands, except per share data)                                     FISCAL YEAR ENDING
                                                   --------------------------------------------------------------
                                                   DEC 28,       DEC 29,       DEC 30,       JAN 1,        JAN 2,
                                                    1998          1997          1996          1996          1995
STATEMENT OF OPERATIONS:                           -------       -------       -------       ------        ------
Net operating revenue                            $ 145,708     $ 143,894     $ 164,961     $ 190,305     $ 215,115
Restaurant operating costs                         126,337       126,921       156,548       167,836       173,087
Cost of MRP revenues                                   516           618         1,704         4,854        10,485
Other depreciation and amortization                  2,275         2,263         4,326         4,044         2,796
General and administrative expense                  13,309        17,042        20,690        24,215        21,875
SFAS 121 impairment and other loss provisions        2,953         1,027        23,905        26,572        14,771
Interest expense                                     6,007         8,650         6,233         5,724         3,564
Interest income                                        272           375           678           674           326
Minority interests in income (loss)                    (73)          (66)       (1,509)         (192)          185
Loss from continuing operations (pretax)         $  (5,344)    $ (12,186)    $ (46,258)    $ (42,074)    $ (11,324)
Loss from continuing operations                  $   (0.07)    $   (0.19)    $   (0.89)    $   (0.83)    $   (0.23)
    (pretax) per common share

BALANCE SHEETS:
Total assets                                     $ 102,099     $ 115,401     $ 136,110     $ 166,819     $ 196,770
Long-term obligations and redeemable
    Preferred stock                              $  29,654     $  29,401     $  39,906     $  38,090     $  38,341
Cash dividends declared per common share         $    --       $    --       $    --       $    --       $    --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. As of December 28, 1998, the Company had an ownership interest in 230 Company operated restaurants and an additional 232 restaurants were operated by franchisees. The Company's ownership interest in the Company operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of December 28, 1998, there were 218 such restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the restaurant (a "Joint Venture Restaurant"). As of December 28, 1998, there were 12 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company (See "BUSINESS. - Restaurant Operations - Joint Venture Restaurants" in Item 1 of this Report).

     Comparable store sales for the Company were 2.3% above the prior year representing the first full-year increase in six years. The first quarter of the year featured the successful introduction of a spicy chicken sandwich that was somewhat unique to the quick-service segment. Other product innovations during the year included the transition to a two-patty platform that enabled the company to utilize a large hamburger patty for a premium sandwich while also using a smaller hamburger patty for its lower priced menu offerings. Critical to the success of these and other menu offerings was the operational and marketing focus on serving fresh food. Throughout the year, the Company's broadcast media utilized the positioning statement "Fresh, because we just made it" to emphasize the commitment to serve fresh hot food to every customer. This message was primarily communicated to consumers via television advertising.

     During fiscal 1998, the Company, along with its franchisees, experienced a net decrease of 17 operating restaurants. In fiscal 1998, the Company opened 2 restaurants and closed 2 and franchisees opened 18 restaurants and closed 35. The franchise group as a whole continues to experience higher average per store sales than Company stores.

     On November 30, 1997, a Management Services Agreement was established between the Company and Rally's Hamburgers, Inc, ("Rally's") pursuant to which the Company is providing accounting, information technology and other management services to Rally's. At approximately the same time, a new management team was put into place to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies.

     The relationship between the Company and Rally's provided reductions in general and administrative expenses for both companies. The Rally's corporate office in Louisville, Kentucky was closed, as well as various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, within each region, which increased spans of control with fewer personnel. The number of markets that contain both Checkers and Rally's units is limited and no market in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with reductions of agency fees and production costs. In relation to food and paper costs, although both companies had already benefited greatly by participating in the purchasing cooperative with CKE Restaurants, Inc., further savings were realized during the year as product specifications were matched where possible.

     The Company receives revenues from restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured MRP's. Cost of restaurant sales relates to food and paper costs. Other restaurant expenses include labor and all other restaurant costs for Company operated restaurants. Cost of MRP's relates to all restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and selling, general and administrative expenses, relate both to Company operated restaurant operations and MRP revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants. MRP revenues are directly affected by the number of new franchise restaurant openings and the number of new MRP's produced or used MRP's refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of restaurant sales and MRP revenue. The table also sets forth certain selected restaurant operating data.

                                                                     FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 28,     DECEMBER 29,   DECEMBER 30,
                                                            1998            1997            1996
                                                        ------------     ------------   ------------
REVENUES
    Restaurant sales                                        94.7%           94.3%           94.2%
    Royalties                                                4.8%            4.9%            4.5%
    Franchise fees                                           0.3%            0.3%            0.6%
    Modular restaurant packages                              0.2%            0.5%            0.7%
                                                           -----           -----           -----
        Total  revenues                                    100.0%          100.0%          100.0%
                                                           -----           -----           -----
COST AND EXPENSES
    Restaurant food and paper costs (1)                     31.3%           32.1%           35.2%
    Restaurant labor costs (1)                              31.8%           32.4%           36.9%
    Restaurant occupancy expense (1)                         7.8%            8.0%            8.3%
    Restaurant depreciation and amortization (1)             5.6%            6.1%            5.7%
    Other restaurant operating expense (1)                  10.1%            9.9%            9.9%
    Advertising expense (1)                                  5.0%            5.0%            4.8%
    Costs of MRP revenues (2)                              215.0%           87.0%          141.8%
    Other depreciation and amortization                      1.6%            1.6%            2.6%
    General and administrative expense                       9.1%           11.8%           12.5%
    Impairment of long-lived assets                          1.2%            0.4%            9.0%
    Losses on assets to be disposed of                       0.8%            0.2%            4.3%
    Loss provisions                                          0.0%            0.1%            1.2%
                                                           -----           -----           -----
    Operating income (loss)                                  0.2%           (2.8)%         (25.6)%
                                                           -----           -----           -----
OTHER INCOME (EXPENSE)
    Interest income                                          0.2%            0.3%            0.4%
    Interest expense                                        (4.1)%          (6.0)%          (3.8)%
    Minority interests in losses                            (0.1)%           0.0%           (0.9)%
                                                           -----           -----           -----
   Loss before income tax expense                           (3.7)%          (8.5)%         (28.0)%
   Income tax expense                                        0.0%            0.0%            0.1%
                                                           -----           -----           -----
Net loss                                                    (3.7)%          (8.5)%         (28.1)%
                                                           =====           =====           =====
Net loss to common shareholders                             (3.7)%          (9.0)%         (28.1)%
                                                           =====           =====           =====

(1)  As a percent of restaurant sales.
(2)  As a percent of Modular restaurant package revenues.


                                                                             FISCAL YEAR ENDED
                                                               ----------------------------------------------
                                                               DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                                   1998            1997              1996
                                                               ------------     ------------     ------------
Operating data:
    System - wide restaurant sales (in 000's):
      Company operated                                           $137,965         $135,710         $155,392
      Franchised                                                  180,648          174,600          172,566
                                                                 --------         --------         --------
            Total                                                $318,613         $310,310         $327,958
                                                                 ========         ========         ========
Average annual sales per restaurant open for a full year
    (in 000's) (3):
      Company operated                                           $    606         $    586         $    651
      Franchised                                                 $    750         $    737         $    755
      System - wide                                              $    677         $    661         $    699
                                                                 --------         --------         --------
Number of restaurants (4)
      Company operated                                                230              230              232
      Franchised                                                      232              249              246
                                                                 --------         --------         --------
           Total                                                      462              479              478
                                                                 ========         ========         ========

(3)     Includes sales for restaurants open continuously during the year.
(4)     Number of restaurants open at end of period.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1998 AND 1997

     REVENUES. Total revenues increased 1.3% to $145.7 million in 1998 compared to $143.9 million in 1997. Company operated restaurant sales increased 1.7% to $138.0 million in 1998 from $135.7 million in 1997. Comparable Company operated restaurant sales for the year ended December 28, 1998, increased 2.3% as compared to the year ended December 29, 1997. Comparable Company-owned restaurants are those continuously open during both reporting periods. The increase in restaurant sales is primarily attributable to the successful introduction of the spicy chicken sandwich during the first quarter of fiscal 1998 and the brand positioning advertising featuring the "Fresh, because we just made it" tag line that focuses on the quality of the Company's products. Franchise revenues and fees remained constant at $7.5 million in 1998 and 1997.

     MRP revenues decreased 66.2% to $240,000 compared with $710,000 in 1997 due to decreased sales volume of MRP's to the Company's franchisees which is a result of franchisees sales of used MRP's and the Company's efforts to refurbish and sell its inventory of used MRP's from previously closed sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues.

     COSTS AND EXPENSES. Restaurant food and paper costs totaled $43.2 million or 31.3% of restaurant sales compared with $43.6 million or 32.1% of restaurant sales for 1997. The decrease in these costs as a percentage of restaurant sales was due to new purchasing contracts negotiated in 1997 and 1998.

     Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, bonuses and related taxes, totaled $43.8 million or 31.8% of restaurant sales for 1998 compared with $43.9 million or 32.4% of restaurant sales for 1997. The decrease in restaurant labor costs as a percentage of restaurant sales was due primarily to efficiencies gained at higher sales level and a $66,000 reduction in workers' compensation expense, partially offset by a $594,000 increase in group insurance costs.

     Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $10.8 million or 7.8% of restaurant sales for 1998, consistent with $10.8 million or 8.0% of restaurant sales for 1997.

     Restaurant depreciation and amortization decreased 6.7% to $7.8 million for 1998, from $8.3 million for 1997, due to certain assets becoming fully depreciated during 1998. These expenses decreased to 5.6% in 1998 from 6.1% in 1997 due to the increase in average restaurant sales.

     Advertising expense remained constant at $6.9 million or 5.0% of restaurant sales in 1998 and $6.8 million or 5.0% of restaurant sales for 1997.

     Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $13.9 million or 10.1% of restaurant sales for 1998 compared to $13.4 million or 9.9% of restaurant sales for 1997. The increase in this expense is due primarily to increased repair and maintenance expenditures.

     Costs of MRP revenues totaled $516,000 or 215.0% of MRP revenue for 1998 compared with $618,000 or 87.0% of MRP revenues for 1997. The increase in these expenses as a percentage of MRP revenues was attributable to the fixed and semi-variable nature of these costs.

     General and administrative expenses decreased to $13.3 million or 9.1% of total revenues in 1998 from $17.0 million or 11.8% of total revenues in 1997. The reductions in 1998 are due primarily to the Management Services Agreement with Rally's, reductions in legal expenses, the reversal of $500,000 of previously accrued state sales tax audit provisions due to the successful completion of certain state sales tax audits and a fourth quarter 1997 accrual for severance and relocations of $314,000 associated with the recruitment of six new members of executive management.

     ACCOUNTING CHARGES AND LOSS PROVISIONS. During 1998 the Company recorded accounting charges and loss provisions of $3.0 million in accordance with SFAS 121, including impairment charges related to seven stores ($1.8 million), the expenses necessary to adjust the net realizable value of assets held for sale ($551,000) and store closure expense ($645,000) which primarily includes provisions for carrying costs of restaurants closed in prior years that have not been disposed of and similar costs for two restaurants closed in 1998. Comparatively, during 1997, the Company recorded accounting charges and loss provisions totalling $1.0 million, including impairment charges to write off goodwill associated with one under-performing store ($565,000), to provide for additional losses on assets to be disposed due to certain sublease properties being converted to surplus ($312,000), and a provision to write down Champion inventories to fair value ($150,000).

     INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $4.0 million or 2.7% of total revenues in 1998 from $5.0 million or 3.5% of total revenues in 1997. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods. Loan cost amortization decreased by $1.7 million from $3.7 million in 1997 to $2.0 million in 1998 due primarily to the lower weighted average debt balances in 1998 versus 1997 and the accelerated amortization of deferred loan costs recognized upon unscheduled principal payments of $8.0 million in 1998 and $9.7 million in 1997.

     INCOME TAX EXPENSE (BENEFIT). During 1998, the Company recorded income tax benefit of $2.0 million or 38.0% of the net loss before income taxes, which was offset by the recording of deferred income tax valuation allowances of $2.0 million for the year ended December 28, 1998, as compared to an income tax benefit of $4.6 million or 38.0% of earnings before income taxes offset by deferred income tax valuation allowances of $4.6 million for the year ended December 29, 1997. The effective tax rates differ from the expected federal tax rate of 34.0% due to state income taxes and job tax credits.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1997 AND 1996

     REVENUES. Total revenues decreased 12.8% to $143.9 million in 1997 compared to $165.0 million in 1996. Company-operated restaurant sales decreased 12.7% to $135.7 million in 1997 from $155.4 million in 1996. The decrease resulted partially from a net reduction of 2 Company operated restaurants since December 30, 1996. Comparable Company operated restaurant sales for the year ended December 29, 1997, decreased 9.9% as compared to the year ended December 30, 1996, which includes those restaurants open at least 26 periods. These decreases in restaurant sales and comparable restaurant sales is primarily attributable to a highly competitive environment during 1997 and the Company's focus on cutting costs while developing a new marketing strategy.

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

     Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $43.9 million or 32.4% of restaurant sales for 1997, compared to $57.3 million or 36.9% of restaurant sales for 1996. The decrease in restaurant labor costs as a percentage of restaurant sales was due primarily to various restaurant level initiatives implemented in the first quarter of 1997 and a decrease of $2.3 million in workers' compensation expense, partially offset by a minimum wage increase in 1997.

     Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $10.8 million or 8.0% of restaurant sales for 1997, compared to $12.9 million or 8.3% of restaurant sales for 1996.

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

     Costs of MRP revenues totaled $618,000 or 87.0% of MRP revenues for 1997, compared to $1.7 million or 141.8% of such revenues for 1996. The decrease in these expenses as a percentage of MRP revenues was attributable to the elimination of various excess fixed costs in the first quarter of 1997.

     General and administrative expenses decreased to $17.0 million or 11.8% of total revenues in 1997 from $20.7 million or 12.5% of total revenues in 1996. The 1997 general and administrative expenses included charges of $314,000 for severance and relocations associated with the recruitment of six new members of executive management. The 1996 general and administrative expenses included $1.1 million in unusual bad debt expenses and other, $750,000 provisions for state sales tax audits, $925,000 for severance and relocation and a $845,000 write-off of existing loan costs incurred in connection with the Company's previous lending arrangements with its bank group. Excluding the above charges, recurring general and administrative expenses decreased $372,000 primarily attributable to a reduction in corporate staffing early in 1997.

     ACCOUNTING CHARGES AND LOSS PROVISIONS. During the fourth quarter of 1997, the Company recorded accounting charges and loss provisions totalling $1.0 million, including charges to write off goodwill associated with one under-performing store ($565,000), to provide for additional losses on assets to be disposed due to certain sublease properties being converted to surplus ($312,000) and a provision to write down Champion inventories to fair value ($150,000).

     The Company recorded accounting charges and loss provisions totalling $14.7 million during the third quarter of 1996 and $9.2 million during the fourth quarter of 1996. Third quarter provisions under SFAS 121 of $14.2 million to close 27 restaurants, relocate 22 of them ($4.2 million), settle 16 leases on real property underlying these stores ($1.2 million) and sell land underlying the other 11 restaurants ($307,000), and impairment charges related to an additional 28 under-performing restaurants ($8.5 million) were recorded. A loss provision of $500,000 was also recorded to reserve for Champion's finished buildings inventory as an adjustment to fair market value. Fourth quarter provisions under SFAS 121 totaling $7.7 million, including $1.4 million for additional losses on assets to be disposed of, $5.9 million for impairment charges related to nine under-performing restaurants received by the Company through a July 1996 franchisee bankruptcy action and $393,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a provision of $351,000 was recorded for legal settlements, and a $1.1 million provision for loss was recorded for the disposal of the L.A. Mex product line.

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

LIQUIDITY AND CAPITAL RESOURCES

     On November 14, 1996, the Company's debt under its loan agreement and credit line was acquired from its previous lenders by a group of entities and individuals, most of whom are engaged in the quick-service restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc. ("CKE") the parent of Carl Karcher Enterprises, Inc., Hardee's Food System, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, Fidelity National Financial, Inc. ("Fidelity") and KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD. ("GIANT"). CKE, GIANT and an affiliate of Fidelity (Santa Barbara Restaurant Group, Inc.) are the largest stockholders of Rally's Hamburgers, Inc.

     On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Company's common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $18.4 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement and $8.0 million of the proceeds of a $10.0 million mortgage financing transaction completed on December 18, 1998 for these principal reductions, both which are described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 relieved the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

     At December 28, 1998, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. On March 24, 1999, the Company and Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner (as of December 31, 1998) of Rally's, executed a letter of intent whereby SBRG agreed to acquire approximately $1.9 million of debt due to two members of the lender group. The terms associated with the SBRG debt will be identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the remaining members of the lender group have also agreed to an extension of the maturity date to April 30, 2000. As of December 28, 1998, Fidelity National Financial, Inc. owned 31.1% of the outstanding common stock of SBRG.

     The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 28, 1998 and during a majority of 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods 11 through 13 of fiscal 1998, and for all periods remaining through the earlier of July 12, 1999 or the effective date of the Merger with Rally's.

     On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,981,453 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement and Raymond James and Associates, Inc., also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds after $500,000 of issuance costs from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced the Company's interest payments by more than $1.3 million on an annualized basis. Raymond James and Associates, Inc. received 209,524 shares of the common stock for services related to the Private Placement. Under the purchase price protection provisions of these 209,524 shares, Raymond James and Associates, Inc. was paid $170,000 as of December 28, 1998 and will be paid a remaining total of approximately $252,000 during 1999.

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

     During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. After these issuance's, the remaining amount owed in relation to these Notes was $322,000, payable to NTDT. During 1998, the Company issued an additional 359,129 shares of common stock and paid $121,000 in cash to NTDT, issued 12,064 shares of common stock and paid $29,000 in cash to RDG and issued 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks in full settlement of all remaining amounts owed in relation to debt principal, accrued interest and purchase price protection under the Notes.

     On December 1, 1998, the Company entered into two lease agreements, which have been recorded as obligations under capital lease, with Granite Financial, Inc. (a wholly owned subsidiary of Fidelity), whereby the Company leased $659,000 of security equipment for its restaurants in the aggregate. The first lease agreement is payable monthly at approximately $13,000 including effective interest at 13.08%. The second lease is payable at approximately $9,000, including effective interest at 10.90%. Both of these leases have terms of three years.

     On December 18, 1998, the Company completed a $10.0 million mortgage financing transaction with FFCA Acquisition Corporation (FFCA) collaterized by 24 fee-owned properties. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term. The net proceeds of the mortgage transaction were approximately $9.6 million of which $8.0 million was utilized to reduce the amount outstanding under the Restated Credit Agreement and approximately $612,000 was used to retire other debt associated with the collateral upon closing. Approximately $1.0 million was retained for operational initiatives of the Company, including but not limited to new menu boards.

     In 1999, the franchise community has indicated an intent to open 20 to 30 new units and the Company intends to close fewer restaurants focusing on improving restaurant margins.

     The Company has a working capital deficit of $6.3 million at December 28, 1998. It is anticipated that the Company will continue to have a working capital deficit since approximately 88% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since primarily all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company.

     On January 29, 1999, Checkers and Rally's announced the signing of a Merger agreement pursuant to which Rally's will merge into Checkers in a stock for stock transaction, (the "Merger"). The Merger agreement provides that each outstanding share of Rally's will be exchanged for 1.99 shares of Checkers common stock. Rally's currently owns approximately 26.06% of Checkers common stock and these shares will be retired following the Merger. Checkers plans to execute a one-for-twelve reverse stock split immediately following the Merger to reduce the number of shares then outstanding. The Merger transaction is subject to certain approvals, including but not limited to the approval by the shareholders of Checkers and Rally's and potentially the holders of Rally's senior notes (see Note 13 to the Consolidated Financial Statements). The transaction is expected to close in the second quarter of calendar year 1999. Although operating under the guidelines of the Management Services Agreement has enabled both companies to realize expense reductions and other synergies during 1998, management anticipates that the Merger will lead to further expense reductions when completed.

YEAR 2000

     The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". The Company has completed an assessment of all known internal Information Technology
(IT) systems to document its state of readiness.

     The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second quarter of 1999 at a cost to Checkers of approximately $50,000. The Company has assessed the computer systems utilized at the restaurant level and determined such systems to be Year 2000 compliant. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. Rally's will incur a similar amount of expensive related to these upgrades.

     Pursuant to the Management Services Agreement that exists between the Company and Rally's, the Company is also responsible for the testing for and implementation of Year 2000 computer systems for Rally's. In addition, as administrative functions of Rally's such as payroll and accounting are handled by Checkers employees, initiatives previously discussed will also impact the operations of Rally's. The Company's information technology department is also responsible for the store level computer systems utilized by Rally's. While the cash registers that are used by Rally's for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. New computer systems will be purchased by Rally's and the software currently utilized by the Checkers restaurants will be installed. Final testing of this software will be complete during the first quarter of 1999 and completion of the rollout is expected by August 31, 1999. The costs of compliance of shared systems is allocated between the two companies, whereas additional hardware costs at the restaurants are not shared.

     The Company is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters have been drafted to send to companies that provide financial services, utilities, inventory preparation and distribution and other key services. This communication will be initiated during the first quarter of 1999. The Company has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000.

     Although the Company's systems are not currently fully Year 2000 compliant, management feels that the Company's risk in this area is minimal. If the Company is unable to implement the upgrade to the payroll system, it would be able to utilize a third party to process payroll at a cost of approximately $125,000 per year. Contingency plans related to the accounting software package are still under development.

     Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS," "ITEM 3. LEGAL PROCEEDINGS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF CHECKERS DRIVE-IN RESTAURANTS, INC. (INDIVIDUALLY AND COLLECTIVELY WITH THE SUBSIDIARIES AND VARIOUS JOINT VENTURE PARTNERSHIPS IT CONTROLS "CHECKERS", CONTROLLED BY CHECKERS, THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2000; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (1) FINANCIAL STATEMENTS. The Company's Financial Statements included in
Item 8 hereof, as required, consist of the following:

                                                                                   PAGE
                                                                                   ----
     Independent Auditors' Report                                                   25
     Consolidated balance sheets - December 28, 1998 and December 29, 1997          26
     Consolidated statements of operations and comprehensive income-
          Years ended December 28, 1998, December 29, 1997 and December 30, 1996    28
     Consolidated statements of stockholders' equity -
          Years ended December 28, 1998, December 29, 1997 and December 30, 1996    29
     Consolidated statements of cash flows -
          Years ended December 28, 1998, December 29, 1997 and December 30, 1996    30
     Notes to consolidated financial statements -
          Years ended December 28, 1998, December 29, 1997 and December 30, 1996    32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc. and Subsidiaries:

     We have audited the consolidated financial statements of Checkers Drive-In Restaurants, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 28, 1998 and December 29, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Tampa, Florida
February 26, 1999, except as to Note 2, which is as of March 24, 1999

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    DECEMBER 28,     DECEMBER 29,
                                                                        1998             1997
CURRENT ASSETS:                                                      -----------     -----------
Cash and cash equivalents:
    Restricted                                                         $  1,738         $  2,555
    Unrestricted                                                          2,925            1,366
Accounts receivable, net                                                  1,327            1,175
Notes receivable, net - current portion                                     224              265
Inventory                                                                 2,068            2,222
Property and equipment held for sale                                      2,755            4,332
Deferred loan costs - current portion                                       793            1,648
Prepaid expenses and other current assets                                   468              309
                                                                       --------         --------
    Total current assets                                                 12,298           13,872

Property and equipment, net (note 3)                                     78,390           87,889
Intangibles, net of accumulated amortization of $5,607 in 1998           10,123           11,520
    and $5,014 in 1997 (notes 1 and 7)
Deferred loan costs - less current portion                                  378            1,099
Notes receivable, net - less current portion                                252              381
Deposits and other non-current assets                                       658              640
                                                                       --------         --------
                                                                       $102,099         $115,401
                                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                     CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 28,       DECEMBER 29,
                                                                                       1998                1997
CURRENT LIABILITIES:                                                                -----------        ------------
Current maturities of long-term debt and capital lease obligations
    (Notes 4 and 11)                                                                $   1,381          $   3,484
Accounts payable                                                                        5,896              8,186
Accrued wages, salaries and benefits                                                    2,360              2,528
Reserves for restaurant relocations and abandoned sites (Note 10)                       1,635              2,159
Other accrued liabilities                                                               7,133             11,408
Deferred income-current portion                                                           203                260
                                                                                    ---------          ---------
    Total current liabilities                                                          18,608             28,025

Long-term debt, less current maturities (Note 4)                                       28,645             28,645
Obligations under capital leases, less current maturities                               1,009                756
Straight-line rent accruals                                                             4,070              3,624
Deferred income, less current portion                                                     848                346
Long-term reserves for restaurant relocations and abandoned sites (Note 10)               430                581
Minority interests in joint ventures (Note 1a)                                            802                966
Other noncurrent liabilities                                                            3,079              2,086
                                                                                    ---------          ---------
    Total liabilities                                                                  57,491             65,029

STOCKHOLDERS' EQUITY (NOTE 8):
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
    outstanding                                                                          --                 --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 73,408,047 at December 28, 1998 and 72,755,031
    at December 29, 1997                                                                   73                 73
Additional paid-in capital (Notes 8 and 9)                                            121,579            121,999
Retained deficit                                                                      (76,644)           (71,300)
                                                                                    ---------          ---------
                                                                                       45,008             50,772
Less treasury stock, at cost, 578,904 shares                                              400                400
                                                                                    ---------          ---------
    Net stockholders' equity                                                           44,608             50,372
                                                                                    ---------          ---------
                                                                                    $ 102,099          $ 115,401
                                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         FISCAL YEAR ENDED
                                                          --------------------------------------------------
                                                          DECEMBER 28,       DECEMBER 29,       DECEMBER 30,
                                                              1998               1997               1996
REVENUES:                                                 ------------       ------------       ------------
Restaurant sales                                           $ 137,965          $ 135,710          $ 155,392
Franchise revenues and fees                                    7,503              7,474              8,367
Modular restaurant packages                                      240                710              1,202
                                                           ---------          ---------          ---------
    Total revenues                                         $ 145,708          $ 143,894          $ 164,961

COSTS AND EXPENSES:
Restaurant food and paper costs                               43,186             43,625             54,707
Restaurant labor costs                                        43,805             43,919             57,302
Restaurant occupancy expense                                  10,763             10,797             12,926
Restaurant depreciation and amortization                       7,759              8,313              8,848
Other restaurant operating expense                            13,903             13,447             15,345
Advertising expense                                            6,921              6,820              7,420
Cost of modular restaurant package revenues                      516                618              1,704
Other depreciation and amortization                            2,275              2,263              4,326
General and administrative expenses                           13,309             17,042             20,690
Impairment of long-lived assets (Note 10)                      1,757                565             14,782
Losses on assets to be disposed of (Note 10)                   1,196                312              7,131
Other loss provisions (Note 10)                                 --                  150              1,992
                                                           ---------          ---------          ---------
      Total costs and expenses                               145,390            147,871            207,173
                                                           ---------          ---------          ---------
      Operating income (loss)                                    318             (3,977)           (42,212)

OTHER INCOME (EXPENSE):
Interest income                                                  272                375                678
Interest expense                                              (3,981)            (5,000)            (6,074)
Interest - loan cost amortization                             (2,026)            (3,650)              (159)
                                                           ---------          ---------          ---------
     Loss before minority interests and income
          tax expense                                         (5,417)           (12,252)           (47,767)
Minority interests in operations of joint ventures               (73)               (66)            (1,509)
                                                           ---------          ---------          ---------
     Loss before income taxes (Note 5)                        (5,344)           (12,186)           (46,258)
Income taxes                                                    --                 --                  151
                                                           ---------          ---------          ---------
     Net loss                                              $  (5,344)         $ (12,186)         $ (46,409)
Preferred dividends                                        $    --            $     696          $    --
                                                           ---------          ---------          ---------
Net loss to common shareholders                            $  (5,344)         $ (12,882)         $ (46,409)
                                                           =========          =========          =========
Comprehensive loss                                         $  (5,344)         $ (12,882)         $ (46,409)
                                                           =========          =========          =========
 Net loss per common share - (basic and diluted)           $   (0.07)         $   (0.20)         $   (0.90)
                                                           =========          =========          =========
Weighted average number of common shares
    (basic and diluted)                                       73,388             63,390             51,698
                                                           =========          =========          =========


          See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 28, 1998, DECEMBER 29, 1997 AND DECEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            ADDITIONAL                                   NET
                                                      PREFERRED   COMMON     PAID-IN        RETAINED    TREASURY   STOCKHOLDERS'
                                                        STOCK     STOCK      CAPITAL        DEFICIT       STOCK        EQUITY
                                                      ---------   ------   -----------     ---------    --------   -------------
Balance at January 1, 1996                               $--      $52      $  93,029       $(12,705)      $(400)      $ 79,976

Issuance of 200,000 shares of common stock at
    $1.14 as payment on long-term debt                    --       --            222           --          --              222
Issuance of 40,000 shares of common stock at
    $1.19 per share to pay consulting fees                --       --             47           --          --               47
Warrants issued to investor group                         --       --          6,463           --          --            6,463
Employee stock options vested upon severance              --       --             41           --          --               41
Net loss                                                  --       --           --          (46,409)       --          (46,409)
                                                         ---      ---      ---------       --------       -----       --------
Balance at December 30, 1996                              --       52         99,802        (59,114)       (400)        40,340

Private placement of 8,981,453 shares of common
    stock and 87,719 shares of preferred stock             0        9         19,373           --          --           19,382
Exercise of employee stock option for 125 shares
    of common stock                                       --        0              0           --          --                0
Conversion of preferred stock to common stock             --        9             (9)          --          --             --
Issuance of 1,116,376 shares of common stock
    in payment of long -term debt                         --        1          1,271           --          --            1,272
Issuance of 192,308 shares of common stock
    in payment of long-term debt                          --        0            196           --          --              196
Issuance of 1,093,124 shares of common stock
    in payment of long-term debt and accrued
    interest                                              --        1          1,174           --          --            1,175
Issuance of 220,751 shares of common stock
    in payment of long-term debt and accrued
    interest                                              --        0            192           --          --              192
Net loss                                                  --       --           --          (12,186)       --          (12,186)
                                                         ---      ---      ---------       --------       -----       --------
Balance at December 29, 1997                              --      $73      $ 121,999       $(71,300)      $(400)      $ 50,372

Issuance of 651,061 shares of common stock in
    payment of long-term debt and accrued interest,
    net of payments for purchase price protection         --        0             (2)          --          --               (2)
Exercise of 5,000 employee stock options                  --        0              4           --          --                4
Additional payments for purchase price protection
    related to 1997 private placement (note 3)            --       --           (422)          --          --             (422)
Net loss                                                  --       --           --           (5,344)       --           (5,344)
                                                         ---      ---      ---------       --------       -----       --------
Balance at December 28, 1998                             $--      $73      $ 121,579       $(76,644)      $(400)      $ 44,608
                                                         ===      ===      =========       ========       =====       ========

       See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FISCAL YEAR ENDED
                                                                       -----------------------------------------------
                                                                       DECEMBER 28,     DECEMBER 29,      DECEMBER 30,
                                                                           1998             1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                  ------------     ------------      ------------
Net loss                                                                $ (5,344)         $(12,186)         $(46,409)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                         10,034            10,576            13,173
    Impairment of long-lived assets                                        1,757               565            15,282
    Provision for losses on assets to be disposed of                        --                 312             7,132
    Provision for bad debt                                                   751             1,013             1,311
    Deferred loan cost amortization                                        2,026             3,650             1,300
    Loss provision                                                         1,196               150             1,991
    Gain on debt extinguishment                                             (141)             (359)             --
    Loss (gain) on disposal of property & equipment                          219               243               (75)
    Minority interests in operations of joint ventures                       (73)              (66)           (1,509)
Changes in assets and liabilities:
    Increase in accounts receivable                                         (754)           (1,501)             (474)
    Decrease in notes receivable                                              29               133             3,012
    Decrease in inventory                                                    154               170               346
    Decrease (increase) in income taxes receivable                          --               3,514              (242)
    Decrease in deferred income tax assets                                  --                --               3,358
    Increase in prepaid expenses and other current assets                   (202)             (105)              (90)
    (Increase) decrease in deposits and other noncurrent assets              (17)              142              (309)
    (Decrease) increase in accounts payable                               (2,257)           (6,608)            4,273
    (Decrease) increase in accrued liabilities                            (4,467)           (3,452)            2,525
    Decrease in deferred income taxes liabilities                           --                (197)             (261)
    Increase in deferred income                                              176              --                --
                                                                        --------          --------          --------
    Net cash provided by (used in) operating activities                    3,087            (4,006)            4,334
                                                                        --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (1,525)           (1,671)           (4,240)
    Proceeds from sale of assets                                           2,019             4,166             1,813
    Acquisitions of restaurants                                             --                (282)             (204)
                                                                        --------          --------          --------
    Net cash provided by (used in) investing activities                 $    494          $  2,213          $ (2,631)
                                                                        --------          --------          --------

          See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED
                                                                    -----------------------------------------------
                                                                    DECEMBER 28,      DECEMBER 29,     DECEMBER 30,
                                                                       1998               1997             1996
CASH FLOWS FROM FINANCING ACTIVITIES:                               ------------      ------------     ------------
Proceeds from issuance of long-term debt                             $ 10,000          $   --            $  --
Deferred loan costs incurred                                             (431)             --               --
Proceeds from (payments of) issuance of short-term debt, net             --              (2,500)           1,500
Principal payments on long-term debt                                  (12,317)          (14,183)          (3,584)
Net proceeds from sale of stock                                          --              19,414             --
Proceeds from investment by minority interest                            --                --                285
Distributions to minority interests                                       (90)              (73)            (212)
                                                                     --------          --------          -------
    Net cash (used in) provided by financing activities                (2,838)            2,658           (2,011)
                                                                     --------          --------          -------
    Net increase (decrease) in cash                                       742               865             (308)
 CASH AT BEGINNING OF PERIOD                                            3,921             3,056            3,364
                                                                     --------          --------          -------
 CASH AT END OF PERIOD                                               $  4,663          $  3,921          $ 3,056
                                                                     ========          ========          =======
 supplemental disclosures of cash flow information:
      Interest paid                                                  $  3,972          $  5,399          $ 5,842
                                                                     ========          ========          =======
      Income taxes paid                                              $   --            $   --            $  --
                                                                     ========          ========          =======
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Note received on sale of assets                                $   --            $    179          $  --
                                                                     ========          ========          =======
      Capital lease obligations incurred                             $    659          $    491          $   225
                                                                     ========          ========          =======
      Acquisitions of restaurants:
         Fair value of assets acquired                               $   --            $  1,360          $ 9,906
         Receivables forgiven                                            --                (114)          (5,429)
         Reversal of deferred gain                                       --                --              1,422
         Liabilities assumed                                             --                (898)          (5,695)
         Assets distributed                                              --                (438)            --
         Reduction of minority interest                                  --                 372             --
                                                                     --------          --------          -------
                 Total cash paid for the net assets acquired         $   --            $    282          $   204
                                                                     ========          ========          =======
Stock issued for repayment of debt and accrued interest              $    113          $  2,901          $   228
                                                                     ========          ========          =======
Stock issued for payment of consulting fees                          $   --            $    229          $    47
                                                                     ========          ========          =======

          See accompanying notes to consolidated financial statements.

               CHECKERS DRIVE-IN RESTAURANTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 1998, DECEMBER 29, 1997 AND DECEMBER 30, 1996
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

a) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. ("Checkers") and (the "Company") is the operation and franchising of Checkers restaurants. At December 28, 1998 there were 462 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 230 were Company-operated (including twelve restaurants owned by general and limited partnerships, "the joint ventures") and 232 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements. The consolidated financial statements also include the accounts of all of the Company's 100% owned subsidiaries and one limited partnership which has ceased operations of its sole restaurant. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

b) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release.

c) RECEIVABLES - Receivables consist primarily of royalties and notes due from franchisees, notes and accounts receivable from the sale of MRP's. A rollforward of the total allowances for doubtful receivables is as follows:

                                   BALANCE AT  ADDITIONS             BALANCE AT
                                   BEGINNING   CHARGED TO              END OF
DESCRIPTION                        OF PERIOD    EXPENSE   DEDUCTIONS   PERIOD
                                   ----------  ---------- ---------- ----------
Year ended December 30, 1996        $ 1,358     $ 1,311    $   452     $ 2,217

Year ended December 29, 1997        $ 2,217     $ 1,013    $ 1,095     $ 2,135

Year ended December 28, 1998        $ 2,135     $   751    $   537     $ 2,349


d) INVENTORIES - Inventories, which consist principally of food and supplies, are stated at the lower of cost, first-in, first-out (FIFO) method or market.

e)      PRE-OPENING COSTS - Pre-opening costs are expensed as incurred.

f) DEFERRED LOAN COSTS - Deferred loan costs of $6.9 million incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Notes 4 and 9) are being amortized using the effective interest method. During 1998 and 1997, the Company expensed an additional $222,000 and $1.2 million, respectively, of deferred loan costs due to unscheduled principal reductions made during those years.

g) PROPERTY AND EQUIPMENT - Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. P & E under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets. Property held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

h) INTANGIBLES - Goodwill and other intangibles are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis (SFAS 121 impairments of goodwill were $390,000 in 1998, $565,000 in 1997 and $4.6 million in 1996). Amortization expense related to intangibles in 1998, 1997 and 1996 was $1.0 million, $1.0 million and $1.8 million, respectively.

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

l) STOCK OPTIONS - As discussed in Note 8, the Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

m) IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under-performing sites. In applying SFAS No. 121 the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its operating history and the estimated useful life of its restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property and equipment and goodwill of $1.8 million in 1998, $565,000 in 1997 and $14.8 million in 1996.

n) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of December 28, 1998, and December 29, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and equivalents, receivables, accounts payable, and long-term debt which are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

o) SEGMENT REPORTING - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related information" (Statement 131) changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company operates primarily in the quick-service restaurant industry. The Company's Champion Modular Restaurants division does not have a material effect upon the Company's financial statements.

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

q) RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2:   LIQUIDITY

     The Company has a working capital deficit of $6.3 million at December 28, 1998. It is anticipated that the Company will continue to have a working capital deficit since approximately 88% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At December 28, 1998, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. On March 24, 1999, the Company and Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner (as of December 31, 1998) of Rally's, executed a letter of intent whereby SBRG agreed to acquire approximately $1.9 million of debt due to two members of the lender group. The terms associated with the SBRG debt will be identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group have also agreed to an extension of the maturity date to April 30, 2000. As of December 28, 1998, Fidelity National Financial, Inc. owned 31.1% of the outstanding common stock of SBRG (see Note 4).

NOTE 3:  PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following:

                                           DECEMBER 28,       DECEMBER 29,     USEFUL LIFE
                                               1998               1997          IN YEARS
                                           ------------       ------------     -----------
Land and improvements                       $  53,334          $  55,583          0-15
Buildings                                      28,748             28,671          20-31.5
Equipment, furniture and fixtures              45,048             45,141          5-10
                                            ---------          ---------
                                              127,130            129,395
Less accumulated depreciation                 (50,055)           (42,234)
                                            ---------          ---------
                                               77,075             87,161
                                            ---------          ---------

Properties held under capital lease             1,464                787
Less accumulated amortization                    (149)               (59)
                                            ---------          ---------
                                                1,315                728
                                            =========          =========
Net property and equipment                  $  78,390          $  87,889
                                            =========          =========

NOTE 4:  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    DECEMBER 28,     DECEMBER 29,
                                                                                        1998            1997
                                                                                    ------------     ------------
Note payable under Restated Credit Agreement at 13% interest due each 28 day period,  originally maturing July 31, 1999, subsequently extended
     to April 30, 2000 (see Note 2)                                                    $17,432         $26,077
Notes payable due at various dates secured by building and equipment
    with interest rates primarily ranging from 9.0% to 11.32%, payable monthly           1,214           4,530
Mortgages payable to FFCA Acquisition Corporation secured by 24
    Company owned restaurants, payable in aggregate monthly installments
    of $93,213,  including interest at 9.5%                                             10,000            --
Other, at interest rates ranging from 7.0% to 10.0%                                        997           1,367
                                                                                       -------         -------
Total long-term debt                                                                    29,643          31,974
Less current installments                                                                  998           3,329
                                                                                       -------         -------
Long-term debt, less current maturities                                                $28,645         $28,645
                                                                                       =======         =======

     Aggregate maturities under the existing term of the long-term debt agreements for each of the succeeding five years are as follows:

                    1999        $   998
                    2000         18,475
                    2001            321
                    2002            310
                    2003            340
                  Thereafter      9,199
                                -------
                                $29,643
                                =======

     On November 14, 1996, and prior to consummation of a formal debt restructuring with an investor group led by an affiliate of Capital Management, LLC (collectively, DDJ") the debt under the Company's then outstanding loan agreement and credit line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the quick-service restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc. ("CKE"), the parent of Carl Karcher Enterprises, Inc., Hardees Food Systems, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, Fidelity National Financial, Inc, ("Fidelity") and KCC Delaware, a wholly-owned subsidiary of GIANT GROUP, LTD. ("GIANT"). CKE, GIANT and an affiliate of Fidelity (Santa Barbara Restaurant Group, Inc.) are the largest stockholders of Rally's.

     On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the loan agreement and credit line. The Restated Credit Agreement consolidated all of the debt under the loan agreement and the credit line into a single obligation. At the time of the restructuring, the outstanding principal balance under the loan agreement and credit line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Company's common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $18.4 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement and $8.0 million of the proceeds of a $10.0 million mortgage financing transaction completed on December 18, 1998 for these principal reductions, both which are described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 relieved the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal. See Note 2: "Liquidity", for additional information occurring subsequent to December 28, 1998 regarding the extension of the maturity date of the Restated Credit Agreement.

     On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,981,453 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $114 par value (the "Preferred Stock"). CKE purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the CKE Group of lenders under the Restated Credit Agreement and Raymond James and Associates, Inc. also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds after $500,000 of issuance costs from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. Raymond James and Associates, Inc. received 209,524 shares of the common stock for services related to the Private Placement. Under the purchase price protection provisions of these 209,524 shares, the Company paid Raymond James and Associates, Inc. $170,000 and has accrued an additional $252,000 at December 28, 1998.

     On August 6, 1997, the 87,719 shares of preferred stock issued in connection with the Private Placement were converted into 8,771,900 shares of the Company's common stock valued at $10 million. In accordance with the agreement underlying the Private Placement, the Company also issued 610,524 shares of common stock as a dividend pursuant to the liquidation preference provisions of the Private Placement Agreement, valued at $696,000 to the holders of the preferred stock issued in the Private Placement. This dividend was charged to additional paid-in capital due to the retained deficit position of the Company.

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

     During December 1997, the Company issued an aggregate of 2,622,559 shares of common stock in payment of $2.9 million of principal and accrued interest relating to the Notes. After these issuance's, the remaining amount owed in relation to these Notes was $322,000, payable to NTDT. During 1998, the Company issued an additional 359,129 shares of common stock and paid $121,000 in cash to NTDT, issued 12,064 shares of common stock to RDG and issued 279,868 shares of common stock and paid $86,000 in cash to Rall-Folks and paid $29,000 in cash in full settlement of all remaining amounts owed in relation to debt principal, accrued interest, and purchase price protection under the Notes.

     On December 18, 1998, the Company completed a mortgage financing agreement with FFCA Acquisition Corporation ("FFCA") whereby the Company received $10.0 million, which is collateralized by 24 restaurants. Of the net proceeds from FFCA of approximately $9.6 million, the Company used $8.0 million to pay down the Restated Credit Agreement, resulting in the expensing of an additional $222,000 of deferred financing costs related to the Restated Credit Agreement. Additionally, the Company utilized approximately $612,000 to retire other debts associated with the collateral upon closing. This mortgage financing is payable monthly at $93,000, including interest at 9.5% and has a term of 20 years.

     The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of December 28, 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods 11 through 13 of fiscal 1998, and for all periods remaining through the earlier of July 12, 1999 or the effective date of the Merger with Rally's (See Note 13).

NOTE 5:   INCOME TAXES

     Income tax expense (benefit) from continuing operations in fiscal years 1998, 1997 and 1996 Amounted to $-0-,$-0- and $151,000, respectively.

Income tax expense (benefit) consists of:

                                      CURRENT       DEFERRED     TOTAL
                                      -------       --------     -----
   1998
   Federal                            $   --        $  --         $--
   State                                  --           --          --
                                      --------      -------       ----
                                      $   --        $  --         $--
                                      ========      =======       ====
   1997
   Federal                            $   --        $  --         $--
   State                                  --           --          --
                                      --------      -------       ----
                                      $   --        $  --         $--
                                      ========      =======       ====
   1996
   Federal                            $ (3,397)     $ 3,397       $--
   State                                   190          (39)       151
                                      --------      -------       ----
                                      $ (3,207)     $ 3,358       $151
                                      ========      =======       ====

     Actual income tax expense differs from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as follows is:

                                                                  FISCAL YEAR ENDED
                                                      ---------------------------------------------
                                                      DECEMBER 28,     DECEMBER 28,    DECEMBER 30,
                                                         1998              1997            1996
                                                      ------------     -----------     ------------
"Expected" tax benefit                                 $ (1,817)        $ (4,265)        $ (16,190)
State taxes, net of federal benefit                        (210)            (474)           (1,802)
Change in valuation allowance for deferred tax
    asset allocated to income tax expense                 2,010            4,624            18,125
Other, net                                                   17              115                18
                                                        -------          -------          --------
Actual tax expense                                      $  --            $  --            $    151
                                                        =======          =======          ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, are presented below:

                                                                                 DECEMBER 28,      DECEMBER 29,
                                                                                     1998              1997
                                                                                 ------------      ------------
Deferred tax assets:
    Impairment of long-lived assets under SFAS 121                                 $ 16,428          $ 15,885
    Accrued expenses and provisions for restructuring and restaurant relocations and abandoned sites, principally due to deferral for
        income tax purpose                                                            7,761             8,121
Federal net operating losses and credits                                             22,798            19,583
State net operating losses and credits                                                3,400             3,032
Deferral of franchise income and costs associated with franchise
    openings in progress                                                                 92                76
Other                                                                                  --                 680
                                                                                   --------          --------
        Total gross deferred tax assets                                              50,479            47,377
Valuation allowance                                                                 (32,375)          (30,365)
                                                                                   --------          --------
         Deferred tax assets                                                       $ 18,104            17,012
                                                                                   --------          --------

Deferred tax liabilities:
    Property and equipment, principally due to differences in depreciation           17,935            16,899
    Other                                                                               169               113
                                                                                   --------          --------
         Total gross deferred tax liabilities                                        18,104            17,012
                                                                                   --------          --------
               Net deferred tax assets                                             $   --            $   --
                                                                                   ========          ========

     The net change in the valuation allowance in the years ended December 28, 1998 and December 29, 1997 was an increase of $2.0 million and $4.6 million, respectively. The Company has provided the valuation allowance of $32.4 million since management can not determine that it is more likely than not that the deferred tax assets will be realized.

     As of December 28, 1998 the Company had net operating loss carry forwards for Federal income tax purposes of $61.6 million of which $54.4 million expires in various amounts from 2010 to 2012 and $7.2 million expires in 2017. The Company also has alternative minimum tax credit carry forwards of approximately $1.3 million which are available to reduce future regular income taxes, if any, over an indefinite period. The Targeted Jobs Tax credit carry forwards in the amount of $446,000 expire in various amounts from 2006 to 2009.

     Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of the Company's net operating loss carryforwards to offset future taxable income may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three year period. As of December 28, 1998, the Company had not experienced an ownership change that would subject its net operating loss carryforwards or tax credit carryforwards to be limited in offsetting future taxable income and tax, respectively. However, on January 29, 1999, the Company and Rally's announced the signing of a definitive merger agreement pursuant to which Rally's will merge into Checkers in an all stock transaction, "the Merger" (see Note 13). The Company believes that the Merger would cause it to experience an ownership change. In the event of the Merger, the Company would be significantly limited in utilizing its net operating loss carryforwards and tax credit carryforwards arising before the ownership change to offset future taxable income and tax, respectively. It is anticipated that a significant amount of the Company's net operating loss carryforwards and tax credit carryforwards could expire before becoming available under Section 382.

NOTE 6:  RELATED PARTIES

     Effective November 10, 1997, Checkers and Rally's entered into an employment agreement with James J. Gillespie, pursuant to which he is to serve as Chief Executive Officer of both Checkers and Rally's. Mr. Gillespie is also to serve as a director of Checkers and Rally's. The term of employment is for two years, subject to automatic renewal by Checkers and Rally's for one-year periods thereafter, at an annual base salary of $283,000. Mr. Gillespie is also entitled to participate in the incentive bonus plans of Checkers and Rally's. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Rally's common stock, $.10 par value per share, and received a signing bonus of $50,000. The options vest in three equal annual installments commencing on November 10, 1998; provided that if the term of the agreement is not extended to November 10, 2000, the option shall become fully vested on November 10, 1999. Mr. Gillespie is entitled to choose to participate in either Checkers or Rally's employee benefit plans and programs and is entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Mr. Gillespie has agreed to keep confidential all non-public information about Checkers and Rally's during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not, during his employment, engage in any business, which is competitive with either Checkers or Rally's. Checkers and Rally's will share the costs associated with his agreement, pursuant to that certain Management Services Agreement dated November 30, 1997.

     Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby Checkers is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. Checkers increased its corporate and regional staff in late 1997 and 1998 in order to meet the demands of the agreement, but management believes the income generated by this agreement has enabled Checkers to attract the management staff with expertise necessary to more successfully manage and operate both companies at significantly reduced costs to both entities. During 1998 and 1997, the Company charged Rally's $5.6 million and $95,000, respectively in accordance with the Management Service Agreement. Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability, but there can be no assurance that it will be able to do so. Management believes that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses. On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement pursuant to which Rally's will merge into Checkers in an all stock transaction (see Note 13).

     During 1998 and in 1997, the Company incurred $87,000 and $539,000, respectively, in legal fees from a law firm in which a current Director of the Company is a partner.

     Also during 1998, the Company purchased $226,000 of equipment from Hardees Equipment Division, a wholly-owned subsidiary of CKE Restaurants, Inc.

     In addition, during 1998, the Company entered into two capital lease agreements with Granite, a wholly-owned subsidiary of Fidelity (see Note 11: a).

NOTE 7:  ACQUISITIONS AND DISPOSITIONS

     On July 1, 1996, the Company acquired certain general and limited partnership interests in nine Checkers restaurants in the Chicago area, three wholly-owned Checkers restaurants and other assets and liabilities as a result of the bankruptcy of Chicago Double-Drive Thru, Inc. ("CDDT"). These assets were received in lieu of past due royalties, notes receivable and accrued interest, from CDDT which totaled, net of reserves, $3.3 million. Assets of $8.9 million ($7.0 million tangible and $1.9 million intangible) and liabilities of approximately $3.0 million were consolidated into the balance sheet of the Company as of the acquisition date. Long-term debt of $1.6 million was assumed as a result of the acquisition of the assets of CDDT, including an obligation to the Internal Revenue Service of $545,000 and an obligation to the State of Illinois Department of Revenue of $155,000, each subject to interest at 9.125% per year and notes payable of $922,000 to a bank and other parties with interest at rates ranging from 8.11% to 10.139%. In addition non-interest bearing notes, certain accounts payable and accrued liabilities totalling $1.4 million related to this acquisition were assumed by the Company.

     During 1997, the Company acquired the minority share of one joint-venture restaurant, the operations and certain of the equipment including one MRP associated with five operating franchise restaurants and one closed franchise restaurant having an aggregate fair value of $1.4 million, for a total net cash disbursement of $282,000. As a result of these acquisitions, the Company assumed indebtedness of $898,000, including long-term debt and capital lease obligation of

$803,000 and other accruals of $95,000. As a result of these transactions, minority interests of $372,000 were eliminated, receivables of $114,000 were forgiven, property of $438,000 was distributed and goodwill of $831,000 was recorded.

     The operations of the 1996 and 1997 acquisitions are included in these financial statements from the date of purchase. The impact of these acquisitions on the consolidated results of operations for the period prior to acquisitions is immaterial.

NOTE 8:  STOCK OPTION PLANS

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

     In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (The "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000 and provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. One-fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 12,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 12,000 shares. Each Non-Employee Director previously received additional options to purchase 3,000 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide:
(i) an increase in the option grant to new Non-Employee Directors to 100,000 shares, (ii) an increase in the annual options grant to 20,000 shares and (iii) the grant of an option to purchase 300,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant.

     Pursuant to the Directors' Plan, the Company issued options to purchase 1,400,000 shares at an exercise price of $0.9375 to the existing Directors of the Company on February 12, 1998 and issued options to purchase 100,000 shares at an exercise price of $1.375 to a new Director on June 11, 1998. Additionally, on April 27, 1998, pursuant to the 1991 Stock Option Plan, the Company issued options to purchase 3,024,250 shares at an exercise price of $1.00 and issued 300,000 shares at an exercise price of $0.84375 on August 18, 1998.

     Both the 1991 Stock Option Plan and the Directors Plan provide that the shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and no option will be exercisable, and will expire, after ten years from the date granted.

The following is a summary of stock option activity for the last three years:

                                                         1998                       1997                        1996
                                               -----------------------    ------------------------     -----------------------
                                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE                     AVERAGE
                                                             EXERCISE                    EXERCISE                    EXERCISE
                                                SHARES         PRICE         SHARES        PRICE        SHARES         PRICE
                                               -----------------------    -------------------------    ----------------------
Outstanding at the
    beginning of the year                      5,238,430       $1.86       3,344,230       $3.94       2,631,084       $4.75

Granted (exercise price equals market)         9,802,174        0.67       2,737,000        1.40          96,100        1.00

Granted (exercise price exceeds market)             --          --               --          --          953,056        1.54
Exercised                                           --          --              (125)       1.53            --            --
Forfeited                                     (6,978,416)       1.37        (842,675)       6.25        (336,010)       2.07
                                             -----------                 -----------                 -----------
Outstanding at the
    end of the year                            8,062,188       $0.80       5,238,430       $2.21       3,344,230       $3.94
                                             ===========                 ===========                 ===========
Options Exercisable at year end                4,684,718                   4,511,768                   2,165,934
                                             ===========                 ===========                 ===========
Weighted-average fair values of
    options granted during the year          $      0.41                 $      0.78                 $      0.39
                                             ===========                 ===========                 ===========

                                      WEIGHTED-AVERAGE
                          NUMBER         REMAINING        WEIGHTED         NUMBER           WEIGHTED
    RANGE OF           OUTSTANDING      CONTRACTUAL       AVERAGE        EXERCISABLE        AVERAGE
 EXERCISE PRICES         12/28/98        LIFE (YRS)    EXERCISE PRICE    AT 12/28/98     EXERCISE PRICE
--------------------------------------------------------------------- ---------------- ----------------
$0.375 to $2.00          7,728,552           8.8            0.66          4,360,690            0.84
$2.01 to $3.00             163,790           1.4            2.62            161,382            2.62
$3.01 to $4.00              12,900           5.9            3.27              8,100            3.28
$4.01 to $5.00                --              --              --                 --              --
$5.01 to $6.00             156,946           1.5            5.25            154,546            5.24
----------------         ---------           ---            ----          ---------            ----

$0.375 to $20.00         8,062,188           8.5            0.80          4,684,718            1.05
================         =========           ===            ====          =========            ====

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

     On December 15, 1998, the Company repriced options granted under the 1991 Stock Option Plan and options issued outside of a plan. The new option price is $0.375, the closing market price at December 15, 1998. As a result of this transaction, 3,727,924 options in the 1991 Stock Option Plan and 1,250,000 issued outside of a plan were cancelled and reissued at the new price. These changes are reflected in the table above.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in fiscal 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        FISCAL YEAR END
                          --------------------------------------------
                          DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                              1998           1997            1996
                          ------------    ------------    ------------

As Reported                $ (5,344)      $ (12,882)      $ (46,409)
Pro Forma                  $ (6,891)      $ (14,896)      $ (47,829)

As Reported                $  (0.07)      $   (0.20)      $   (0.90)
Pro Forma                  $  (0.09)      $   (0.23)      $   (0.93)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of zero percent for all years; expected volatility of 90, 60 and 64 percent, risk-free interest rates of 5.5, 6.2 and 6.5 percent, and expected lives of 4.0,
5.1 and 3.5 years. The compensation cost disclosed above may not be representative of the effects on reported income in future years, for example, because options in many cases vest over several years and additional awards are made each year.

NOTE 9:  WARRANTS

     As partial consideration for the transfer of the RDG promissory note of the Company (the "Note") back to the Company in 1997, the Company issued a warrant (the "Warrant") for the purchase of 120,000 shares of common stock. In connection with the satisfaction of the Company's obligations to RDG with respect to the sale of the Company's common stock issued to RDG, the Company acquired the Warrant from RDG in August, 1998 for $2,600 and the Warrant was cancelled.

     Pursuant to a November 22, 1996 settlement the Company issued warrants for the purchase of 5,100,000 shares of the Company's common stock. These warrants, valued at $3.0 million, were issued in settlement of certain litigation, are exercisable at $1.375 during the period beginning November 22, 2000 and ending on December 22, 2000.

     On November 22, 1996, the Company issued warrants to purchase 20 million shares of common stock of the Company to the members of the new lender group (see Note 4) at an exercise price of $0.75 per share which was the approximate market price of the common stock prior to the announcement of the transfer of the debt. These warrants were valued at $6.5 million, the value of the concessions given as consideration for the warrants. The warrants are exercisable at any time until November 22, 2002. Checkers is obligated to register the common stock issuable under the warrants within six months and to maintain such registration for the life of the warrants. The holders of the warrants also have other registration rights relating to the common stock to be issued under the warrants. The warrants contain customary anti-dilution provisions.

NOTE 10:  ACCOUNTING CHARGES AND LOSS PROVISIONS

     During 1998 the Company recorded accounting charges and loss provisions of $3.0 million under SFAS 121, including impairment charges related to seven stores ($1.8 million), the expenses necessary to adjust the net realizable value of assets held for sale ($551,000), store closure expense ($645,000) which primarily includes provisions for ongoing carrying costs of restaurants closed in prior years that have not been disposed of and similar costs for two restaurants closed in 1998.

     During 1997, the Company recorded accounting charges and loss provisions totalling $1.0 million, including impairment charges to write off goodwill associated with one under-performing store ($565,000), to provide for additional losses on assets to be disposed due to certain sublease properties being converted to surplus ($312,000), and a provision to write down Champion inventories to fair value ($150,000).

     The Company recorded accounting charges and loss provisions totalling $14.7 million during the third quarter of 1996 and $9.2 million during the fourth quarter of 1996. Third quarter 1996 provisions under SFAS 121 of $14.2 million to close 27 restaurants and relocate 22 of them ($4.2 million), settle 16 leases on real property underlying these stores ($1.2 million) and sell land underlying the other 11 restaurants ($307,000), and impairment charges related to an additional 28 under-performing restaurants ($8.5 million) were recorded. A provision of $500,000 was also recorded for Champion's finished buildings inventory as an adjustment to fair market value. Fourth quarter provisions under SFAS 121 of $7.7 million including $1.4 million for additional losses on assets to be disposed of, $5.9 million for impairment charges related to 9 under-performing restaurants received by the Company as a result of the CDDT bankruptcy in July 1996 and $393,000 for other impairment charges were also recorded. Additionally, in the fourth quarter of 1996, a provision of $351,000 was recorded for legal settlements, and a $1.1 million provision was recorded for the disposal of the L.A. Mex product line.

     A summary of the accounting charges and loss provisions for 1998, 1997 and 1996 is as follows:

                                                                       SUPPLEMENTAL SCHEDULE OF
                                                                 ACCOUNTING CHARGES AND LOSS PROVISIONS
                                             ---------------------------------------------------------------------------
                                             BALANCE AT      ADDITIONS
                                             BEGINNING       CHARGED TO         CASH           NON-CASH      BALANCE AT
        DESCRIPTION                           OF YEAR         EXPENSE          OUTLAYS        DEDUCTIONS     END OF YEAR
--------------------------------------       ----------      ----------       ---------       ----------     -----------
Year ended December 28, 1998:
    Impairment of long-lived assets           $  --          $  1,757         $   --           $ (1,757)        $ --
    Losses on assets to be disposed of          2,740           1,196           (1,635)            (236)         2,065
    Other loss provisions                       1,290            --                (85)            --            1,205
                                              -------        --------         --------         --------         ------
                                              $ 4,030        $  2,953         $ (1,720)        $ (1,993)        $3,270
                                              =======        ========         ========         ========         ======
Year ended December 29, 1997
    Impairment of long-lived assets           $  --          $    565         $   --           $   (565)        $ --
    Losses on assets to be disposed of          3,800             312           (1,695)             323          2,740
    Other loss provisions                       2,357             150              (76)          (1,141)         1,290
                                              -------        --------         --------         --------         ------
                                              $ 6,157        $  1,027         $ (1,771)        $ (1,383)        $4,030
                                              =======        ========         ========         ========         ======
Year ended December 30, 1996
    Impairment of long-lived assets           $  --          $ 14,782         $   --           $(14,782)        $ --
    Losses on assets to be disposed of          2,124           7,131             (943)          (4,512)         3,800
    Other loss provisions                       1,004           1,992             --               (639)         2,357
                                              -------        --------         --------         --------         ------
                                              $ 3,128        $ 23,905         $   (943)        $(19,933)        $6,157
                                              =======        ========         ========         ========         ======

NOTE 11:  COMMITMENTS AND CONTINGENCIES

a) LEASE COMMITMENTS - The Company leases restaurant properties and office space under operating lease agreements. These operating leases generally have five to ten-year terms with options to renew. Base rent expense on these properties was approximately $7.9 million in 1998, $9.1 million in 1997, and $8.0 million in 1996. On December 1, 1998, the Company entered into two lease agreements, which have been recorded as obligations under capital lease, with Granite Financial Inc., a wholly-owned subsidiary of Fidelity, whereby the Company leased security equipment for its restaurants costing $659,000. The first lease agreement is payable monthly at approximately $13,000 including effective interest at 13.08%. The second lease is payable at approximately $9,000, including effective interest at 10.90%. Both of these leases have terms of three years. Additionally, the Company leases various restaurant facilities which are recorded as capital leases with effective interest rates ranging from 11.3% to 15.8%.

     Future minimum lease payments under capital leases and operating leases as of December 28, 1998 are approximately as follows:

                                                CAPITAL       OPERATING
FISCAL YEAR                                     LEASES         LEASES
-----------                                    --------       ---------
1999                                           $  544         $  8,412
2000                                              564            8,549
2001                                              471            8,204
2002                                              110            7,045
2003                                               35            6,005
Thereafter                                         --           42,936
                                               ------         --------
Total minimum lease commitments                $1,724         $ 81,151
Less amounts representing interest,
    rates ranging from 10.9% to 15.8%            (332)
                                               ------
Present value  of minimum lease payments        1,392
Current portion of capital lease obligations     (383)
                                               ------
                                               ======
Long-term obligations under capital lease      $1,009
                                               ======

b) SELF INSURANCE - The Company is self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

c) LITIGATION - Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

     GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997, a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWER BURGERS OF AVON PARK, INC., Case No. 98-409-CIV-T-17A and CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWERS BURGERS, INC, Case No. 98-410-CIV-T-26E. The Complaint seeks, INTER ALIA, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions pending a resolution of the lawsuits pending in the Sixth Judicial Circuit in and for Pinellas County, Florida described above has been granted by the United States District Court. The Company believes the lawsuits initiated against the Company are without merit, and intends to continue to defend them vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

     CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company filed an Answer to the Amended Counterclaim , but on October 21, 1998, the court dismissed the Amended Counterclaim based on Counterclaimants failure to comply with certain Court rules relating to the prosecution of the claims. The Court's dismissal is the subject of a pending Motion for Reconsideration. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. On December 15, 1998, the court granted the Company's

Motion to Convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. Additionally, on February 1, 1999, the bankruptcy Court granted the Company's Motion to Lift the Automatic Stay imposed by 11 U.S.C Section 362 to allow the Company to proceed with the disposition of the property which is the subject of its mortgage. The adversary Complaint and Counterclaim in the bankruptcy proceedings remain pending. The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

     FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the compliant. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

d) PURCHASE COMMITMENTS - The Checkers Drive-In Restaurant chain, which includes both the Company and franchisee-owned stores together, has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by these agreements aggregate approximately $66.9 million in 1999 and a total of $83.3 million for the years 2000 through 2004.

NOTE 12:   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents selected quarterly financial data for the periods indicated (in 000's, except per share data):


                                                                   FIRST      SECOND       THIRD      FOURTH
                                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                                 ----------------------------------------------
1998
----
Net revenues                                                      $37,003     $34,826     $32,585     $41,294
Impairment of long-lived assets                                         -           -           -       1,757
Losses on assets to be disposed of                                     63          63         251         819
Income (loss) from operations                                       1,624       1,064        (246)     (2,124)
Net income (loss)                                                     394        (207)     (1,469)     (4,062)
Net income (loss) per common share (basic and diluted)             $ 0.01         $ -     $ (0.02)    $ (0.07)

1997
----
Net revenues                                                      $34,157     $33,713     $32,733     $43,290
Impairment of long-lived assets                                         -           -           -         565
Losses on assets to be disposed of                                      -           -           -         312
Loss provisions                                                         -           -           -         150
(Loss)  income from operations                                     (1,818)        102        (304)     (1,958)
Net loss                                                           (5,181)     (1,469)     (1,738)     (3,798)
Preferred dividends                                                     -           -         696           -
Net loss to common shareholders                                    (5,181)     (1,469)     (2,434)     (3,798)
Net loss per common share (basic and diluted)                     $ (0.09)    $ (0.02)    $ (0.04)    $ (0.05)

NOTE 13:  SUBSEQUENT EVENTS

     On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement pursuant to which Rally's will merge into Checkers in an all stock transaction. The merger agreement provides that each outstanding share of the Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which the Rally's owns will be retired as a result of the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The Merger transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and potentially the holders of Rally's Senior Notes and is expected to close in the second quarter of fiscal year 1999.

     At December 28, 1998, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checker common stock) will then be held by then current shareholders of Checkers. Immediately following the Merger and the one-for-twelve reverse split, there will be approximately 9,387,859 common shares outstanding. In addition, each of Rally's outstanding stock options (5.6 million as of December 28, 1998) will be exchanged for options at the exchange rate of 1 to 1.99 of Checkers.

     The business combination under the Merger will be accounted for under the purchase method. The Merger transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will receive the larger portion (51.8%) of the voting interests in the combined enterprise. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value (see
Note 14 for unaudited proforma information).

     See Note 2: "Liquidity:, for additional information on events occurring subsequent to December 28, 1998.

NOTE 14:  PRO FORMA INFORMATION (UNAUDITED)

          The following unaudited pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto. The pro forma financial information gives effect to the issuance of 58,377,134 shares of the Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of the Checkers common shares at $0.531 and a one-for-twelve reverse split, assuming the Merger had occurred December 28, 1998.


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         CHECKERS      RALLY'S
                                                          DEC 28,      DEC 28,       PRO FORMA
                                                           1998         1998         ADJUSTMENTS     MERGED
                                                         --------     ---------      -----------   ---------

ASSETS:
Current assets                                           $  12,298    $  11,736      $    --       $  24,034
Property and equipment, net                                 78,390       61,914                      140,304
Investment in affilate, including net goodwill                                                          --
    of $11,861, net of accumulated amortization               --         23,001 A)     (23,001)         --
Intangibles, net of accumulated amortization                10,123       23,880 G)      18,714        52,717
Other assets, net of accumulated amortization                1,288        2,775                        4,063
                                                         ---------    ---------      ---------     ---------
                                                         $ 102,099    $ 123,306      $ (4,287)     $ 221,118
                                                         =========    =========      =========     =========
LIABILITIES:
Current liabilities                                         18,608       15,865          1,500        35,973
Senior notes, net of discount, less current maturities        --         55,768                       55,768
Long-term debt and capital lease obligations, less

    current maturities                                      29,654       13,049                       42,703
Minority interests in joint ventures                           802         --                            802
Other long-term liabilities                                  8,427        4,105                       12,532
                                                         ---------    ---------      ---------     ---------
      Total  liabilities                                    57,491       88,787          1,500       147,778

STOCKHOLDERS' EQUITY:
Preferred stock                                               --           --             --            --
Common stock                                                    73        2,961 C)      (3,025)            9
Additional paid-in capital                                 121,579       97,346 D)     (81,914)      137,011
Retained deficit                                           (76,644)     (63,680)E)      76,644       (63,680)
                                                         ---------    ---------      ---------     ---------
                                                            45,008       36,627         (8,295)       73,340
Less treasury stock, at cost                                  (400)      (2,108)F)       2,508          --
                                                         ---------    ---------      ---------     ---------
    Net stockholders'equity                                 44,608       34,519         (5,787)       73,340
                                                         ---------    ---------      ---------     ---------
                                                         $ 102,099    $ 123,306      $ (4,287)     $ 221,118
                                                         =========    =========      =========     =========

A) Pro forma adjustment to record the elimination of Rally's original investment of $11,140 in Checkers common stock, and the reclassification to intangibles of $11,861 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustment to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares; $58, to eliminate the previous common stock account of Rally's; ($2,961), to eliminate the par value associated with Rally's investment in Checkers common stock; ($19) and to effect a one-for-twelve reverse split; ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share; $28,767 which is net of related par value, eliminate the previous treasury stock of Rally's; ($2,108), eliminate the previous additional paid-in capital account of Checkers; ($121,579) to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders; ($58), to eliminate the previous common stock account of Rally's; $2,961, to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split; $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers; $400, as well as the treasury stock of Rally's; $2,108 which is cancelled as a result of the Merger.
G) Pro forma adjustment to record goodwill of $6,853 associated with the Merger and the reclassification of $11,861 of goodwill associated with Rally's original investment in Checkers (see A).

NOTES: The final adjustments to value the outstanding Checkers options and warrants as well as final adjustments to the fair value of assets and liabilities as a result of the Merger will not be known until the merger is formally completed.

     The following unaudited pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 30, 1997.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          CHECKERS         RALLY'S
                                                         FISCAL YEAR     FISCAL YEAR
                                                            ENDED            ENDED        PRO FORMA
                                                        DEC. 28, 1998    DEC. 28, 1998    ADJUSTMENTS      MERGED
                                                        -------------    -------------    -----------    ---------
TOTAL REVENUES                                             $ 145,708       $ 144,952                     $ 290,660
                                                           ---------       ---------                     ---------
COSTS AND EXPENSES:
Restaurant operating costs                                   119,416         113,782                       233,198
Advertising expense                                            6,921           9,853                        16,774
Other expenses                                                   516             647                         1,163
Other depreciation and amortization                            2,275           2,503  H)       842           5,620
General and administrative expense                            13,309          13,404  I)      (380)         26,333
SFAS 121 provisions                                            2,953           3,362                         6,315
                                                           ---------       ---------       -------       ---------
          Total cost and expenses                            145,390         143,551           462         289,403
                                                           ---------       ---------       -------       ---------
          Operating income (loss)                                318           1,401          (462)          1,257
                                                           ---------       ---------       -------       ---------
Other income (expense):

          Interest expense                                    (6,007)         (7,145)                      (13,152)
          Loss (income) net of amortization on investment
               in affilliate                                     --           (2,019) J)     2,019             --
          Interest income                                        272             480                           752
                                                           ---------       ---------       -------       ---------
Loss before minority interest and income tax
         expense (benefit)                                    (5,417)         (7,283)        1,557         (11,143)
Minority interests in operations of joint ventures               (73)              -                           (73
                                                           ---------       ---------       -------       ---------

Loss before income tax expense (benefit)                      (5,344)         (7,283)        1,557         (11,070)
Income tax expense (benefit)                                     --              252                           252
                                                           ---------       ---------       -------       ---------

Net (loss) earnings                                           (5,344)         (7,535)        1,557         (11,322)
                                                           =========       =========       =======       =========
Comprehensive (loss) earnings                              $  (5,344)      $  (7,535)      $ 1,557       $ (11,322)
                                                           =========       =========       =======       =========
Net loss per common share (basic and diluted)                 ($0.07)         ($0.28)                       ($1.21)
                                                           =========       =========                     =========
Weighted average number of common shares
          (basic and diluted)                                 73,388          27,170  K)                     9,388
                                                           =========       =========                     =========

H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.
I) Pro forma adjustment to eliminate excess public company expenses recorded on Rally's.
J) Pro forma adjustment to eliminate loss from Rally's equity investment in Checkers.
K) The merged weighted average number of common shares outstanding consists of 112,654 shares immediately following the Merger, effected for the one-for-twelve reverse split.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS," "MANAGEMENT - Directors and Executive Officers" and "MANAGEMENT -Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before April 28, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the commission on or before April 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before April 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Certain Transactions" in the company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before April 28, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.0    The following Financial Statements of the Registrant are
               included in Part II, Item 8:

               Independent Auditors' Report
               Consolidated balance sheets - December 28, 1998 and December 29, 1997
               Consolidated statements of operations - Years ended December 28, 1998, December 29, 1997 and December 30, 1996
               Consolidated statements of stockholders' equity - years ended December 28, 1998, December 29, 1997 and December 30, 1996 Consolidated statements of cash flows - years ended December 28, 1998, December 29, 1997 and December 30, 1996
               Notes to consolidated financial statements - years ended December 28, 1998, December 29, 1997 and December 30, 1996

        2.0 All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

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

        10.21* Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company's proxy statement dated May 15, 1998 is incorporated herein by reference.

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

        10.15 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C, as filed with the Commission as Exhibit 10.38 to the 1996 10-K, is hereby incorporated by reference

        10.16* Employment Agreement dated November 10, 1997, between the
               Company, Rally's Hamburgers, Inc. and Jay Gillespie, as filed with the Commission as Exhibit 10.16 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.

        10.17* Management Services Agreement dated November 30, 1997, between the Company and Rally's Hamburgers, Inc. as filed with the Commission as Exhibit 10.17 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.

      **10.18 Agreement and Plan of Merger dated January 28, 1999, between the Company and Rally's Hamburgers, Inc.

      **21     List of the subsidiaries of the Company.

      **27     Financial Data Schedule

--------------------------------------

*       Management contract or compensatory plan or arrangement.

**      Filed herewith.

(b)     Reports on Form 8-K:

           During the last quarter of the year ended December 28, 1998, the following reports on Form 8-K were filed by the Company:

           On September 25, 1998, the Company filed a report on Form 8-K under
           Item 5 announcing the signing of a letter of intent between the Company, Rally's Hamburgers, Inc., and GIANT GROUP, LTD whereby the three companies would merge in an all-stock transaction.

           On November 2, 1998, the Company filed a report on Form 8-K under
           Item 5 announcing the termination of the proposed merger between the Company, Rally's Hamburgers, Inc. and GIANT GROUP, LTD.

(c)     Exhibits:

           The exhibits listed under Item 14(a) are filed as part of this Report.

(d)     Financial Statements Schedules:

           None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on March 24, 1999.

                                     CHECKERS DRIVE-IN RESTAURANTS, INC.

                                     By: /s/ JAMES J. GILLESPIE
                                         ----------------------
                                         James J. Gillespie
                                         President and Chief Executive Officer

              Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 24, 1999.

SIGNATURE                       TITLE
---------                       -----

/s/ WILLIAM P. FOLEY II
--------------------------
William P. Foley II             Director and Chairman of the Board


/s/ C. THOMAS THOMPSON
--------------------------
C. Thomas Thompson              Director, Vice Chairman of the Board


/s/ JAMES J. GILLESPIE
-------------------------
James J. Gillespie              President, Chief Executive Officer and Director
                                (Principal Executive Officer)


/s/ RICHARD A. PEABODY
-------------------------
Richard A. Peabody              Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


/s/ TERRY N. CHRISTENSEN
-------------------------
Terry N. Christensen            Director


/s/ CLARENCE V. MCKEE
-------------------------
Clarence V. McKee               Director


/s/ PETER C. O'HARA
-------------------------
Peter C. O'Hara                 Director


/s/ BURT SUGARMAN
-------------------------
Burt Sugarman                   Director

                                 1998 FORM 10-K
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX

EXHIBIT #                          EXHIBIT DESCRIPTION
---------                          -------------------

    2.0 All schedules, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

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

    10.21* Amendment to 1991 Stock Option Plan, as filed with the Commission on page __of the company's proxy statement dated May__ , 1998 is incorporated herein by reference.

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

    10.15 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C, as filed with the Commission as Exhibit 10.38 to the 1996 10-K, is hereby incorporated by reference

    10.16* Employment Agreement dated November 10, 1997, between the Company, Rally's Hamburgers, Inc. and Jay Gillespie, as filed with the Commission as Exhibit 10.16 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.

    10.17* Management Services Agreement dated November 30, 1997, between the Company and Rally's Hamburgers, Inc. as filed with the Commission as Exhibit 10.17 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.

    10.18** Agreement and Plan of Merger dated January 28, 1999, between the Company and Rally's Hamburgers, Inc.

    21**      List of the subsidiaries of the Company.

    27**      Financial Data Schedule

--------------------------------------

*    Management contract or compensatory plan or arrangement.

**   Filed herewith.