Form 10-Q
period 1999-03-22
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1999-05-06
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 22, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to

                         Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                   58-1654960
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                    identification no.)

  14255 49TH STREET NORTH, BUILDING 1, SUITE 101
               CLEARWATER, FL                                  33762
  (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (727) 519-2000

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The Registrant had 73,408,047 shares of Common Stock, par value $.001 per share, outstanding as of April 20, 1999.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE

ITEM 1   FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 22, 1999 AND DECEMBER 28, 1998.............................3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              INCOME QUARTERS ENDED MARCH 22, 1999 AND MARCH 23, 1998 .........5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED MARCH 22, 1999 AND MARCH 23, 1998 ................6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................13

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........19

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS....................................................19

ITEM 2   CHANGES IN SECURITIES................................................21

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................21

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................21

ITEM 5   OTHER INFORMATION....................................................22

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................22

PART I.    FINANCIAL INFORMATION

ITEM 1               FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                 (UNAUDITED)
                                                  MARCH 22,    DECEMBER 28,
                                                    1999          1998
                                                  ---------    ------------
CURRENT ASSETS:

Cash and cash equivalents:
    Restricted                                    $  1,417      $  1,738
    Unrestricted                                     2,219         2,925
Accounts receivable                                  1,788         1,327
Notes receivable, net - current portion                 94           224
Inventory                                            2,035         2,068
Property and equipment held for sale                 2,756         2,755
Deferred loan costs - current portion                  432           793
Prepaid expenses and other current assets            1,120           468
                                                  --------      --------
    Total current assets                            11,861        12,298


Property and equipment, net                         77,162        78,390
Intangibles, net of accumulated amortization         9,916        10,123
Deferred loan costs - less current portion             428           378
Notes receivable, net-less current portion             235           252
Deposits and other non-current assets                  569           658
                                                  --------      --------
                                                  $100,171      $102,099
                                                  ========      ========


SEE  ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             (UNAUDITED)
                                                                              MARCH 22,      DECEMBER 28,
                                                                                1999            1998
                                                                              ---------      ------------
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations            $   1,891       $   1,381
Accounts payable                                                                  5,654           5,896
Accrued wages, salaries and benefits                                              2,688           2,360
Reserves for restaurant relocations and abandoned sites                           1,207           1,635
Other accrued liabilities                                                         7,177           7,133
Deferred income-current portion                                                     207             203
                                                                              ---------       ---------
    Total current liabilities                                                    18,824          18,608

Long-term debt, less current maturities                                          28,105          28,645
Obligations under capital leases, less current maturities                           748           1,009
Deferred income, less current portion                                               752             848
Long-term reserves for restaurant relocations and abandoned sites                   543             430
Minority interests in joint ventures                                                674             802
Other noncurrent liabilities                                                      7,028           7,149
                                                                              ---------       ---------
    Total liabilities                                                            56,674          57,491

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
     outstanding                                                                     --              --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 73,408,047 at March 22, 1999 and
      at December 28, 1998                                                           73              73
Additional paid-in capital                                                      121,579         121,579
Retained deficit                                                                (77,755)        (76,644)
                                                                              ---------       ---------
                                                                                 43,897          45,008
Less treasury stock, at cost, 578,904 shares                                        400             400
                                                                              ---------       ---------
    Net stockholders' equity                                                     43,497          44,608
                                                                              ---------       ---------
                                                                              $ 100,171       $ 102,099
                                                                              =========       =========


See accompanying notes to condensed consolidated financial statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  QUARTER ENDED
                                                                    MARCH 22,      MARCH 23,
                                                                      1999           1998
                                                                 -------------     ---------
REVENUES:
Restaurant sales                                                    $ 30,140       $ 35,107
Franchise revenues and fees                                            1,560          1,844
Modular restaurant packages                                               13             52
                                                                    --------       --------
    Total revenues                                                  $ 31,713       $ 37,003

COSTS AND EXPENSES:
Restaurant food and paper costs                                        9,089         11,389
Restaurant labor costs                                                10,057         10,691
Restaurant occupancy expense                                           2,408          2,637
Restaurant depreciation and amortization                               1,643          1,874
Other restaurant operating expense                                     3,237          3,097
Advertising expense                                                    1,912          1,876
Cost of modular restaurant package revenues                               98             70
Other depreciation and amortization                                      454            515
General and administrative expenses                                    2,917          3,167
Losses on assets to be disposed of                                        --             63
                                                                    --------       --------
    Total costs and expenses                                          31,815         35,379
                                                                    --------       --------

    Operating (loss) income                                             (102)         1,624

OTHER INCOME (EXPENSE):
Interest income                                                           58             79
Interest expense                                                        (850)          (954)
Interest - loan cost amortization                                       (331)          (415)
                                                                    --------       --------
(Loss) income before minority interests and income
      taxes                                                           (1,225)           334
Minority interests in operations of joint ventures                      (114)           (60)
                                                                    --------       --------
(Loss) income before income taxes                                     (1,111)           394
Income taxes                                                              --             --
                                                                    --------       --------
        Net (loss) income                                           $ (1,111)      $    394
                                                                    ========       ========
Comprehensive (loss) income                                         $ (1,111)      $    394
                                                                    ========       ========

 Net loss per common share - (basic and diluted)                    $  (0.02)      $   0.01
                                                                    ========       ========

Weighted average number of common shares - (basic and diluted)        73,408         73,313
                                                                    ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   QUARTER ENDED
                                                              -----------------------
                                                              MARCH 22,     MARCH 23,
                                                                1999          1998
                                                              --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                              $(1,111)      $   394
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                2,098         2,389
    Provision for losses on assets to be disposed of                --            63
    Deferred loan cost amortization                                331           412
    Provision for bad debt                                         106           116
    Loss on disposal of property & equipment                        (6)           (3)
    Minority interests in (losses) earnings                       (114)          (60)
Changes in assets and liabilities:
    Increase in accounts receivable                               (561)       (1,123)
    Decrease (increase) in notes receivable                        141           (16)
    Decrease in inventory                                           33           108
    Increase in prepaid expenses and other current assets         (648)         (335)
    Decrease in deposits and other                                  89            14
    Decrease in accounts payable                                  (242)       (1,515)
    (Decrease) increase in accrued liabilities                     (44)           58
    (Decrease) increase in deferred income                         (92)          279
                                                               -------       -------
    Net cash (used in) provided by operating activities            (20)          781
                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (701)         (127)
Proceeds from sale of assets                                        17           273
                                                               -------       -------
    Net cash (used in) provided by investing activities           (684)          146
                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                              (291)         (961)
Deferred loan costs incurred                                       (17)           --
Distributions to minority interests                                (15)          (20)
                                                               -------       -------
    Net cash used in financing activities                         (323)         (981)
                                                               -------       -------
    Net decrease in cash                                        (1,027)          (54)
CASH AT BEGINNING OF PERIOD                                      4,663         3,921
                                                               -------       -------
CASH AT END OF PERIOD                                          $ 3,636       $ 3,867
                                                               =======       =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
      Interest paid                                            $   907       $   946
                                                               =======       =======


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 22, 1999, are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1998. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1998 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company", "Checkers") is the operation and franchising of Checkers restaurants. At March 22, 1999, there were 465 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 233 were Company-operated (including 12 joint venture restaurants) and 232 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods. The Company's 1999 fiscal year will include a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and receivables from the sale of MRP's. Allowances for doubtful receivables were $2.2 million at March 22, 1999 and $2.3 million at December 28, 1998.

(f) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market.

(g) DEFERRED LOAN COSTS - Deferred loan costs incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility and the mortgages payable to FFCA Acquisition Corporation (see Note 3) are being amortized on the effective interest method.

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

(j) INTANGIBLES - Goodwill and other intangibles are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis.

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

(l) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of March 22, 1999 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(m) EARNINGS PER SHARE - The Company calculates basic and diluted earnings
(loss) per share in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997.

(n) SEGMENT REPORTING - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company operates primarily in the quick-service restaurant industry. The Company's Champion Modular Restaurants division does not have a material effect upon the Company's financial statements.

(o) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(p) RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2:  LIQUIDITY

         The Company has a working capital deficit of $7.0 million at March 22, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 88% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At March 22, 1999, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's Hamburgers Inc., ("Rally's") acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of March 22, 1999, Fidelity National Financial, Inc. owned 31.1% of the outstanding common stock of SBRG.

         See Note 6: "Merger" for discussion of the Merger with Rally's. Rally's has a working capital deficit of $5.9 million at March 22, 1999. It is anticipated that Rally's will continue to have a working capital deficit since approximately 89% of Rally's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Rally's. At March 22, 1999, a significant portion ($53.5 million) of Rally's long-term liabilities relates to the Rally's Senior Notes to mature in June, 2000. Rally's is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain Rally-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties.

NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   MARCH 22,   DECEMBER 28,
                                                                                     1999          1998
                                                                                   ---------   ------------
Note payable under Restated Credit Agreement at 13% interest due each 28 day period, originally maturing July 31, 1999, subsequently extended
     to April 30, 2000 (see Note 2)                                                 $17,432      $17,432
Notes payable due at various dates secured by building and equipment
    with interest rates primarily ranging from 9.0% to 11.32%, payable monthly        1,068        1,214
Mortgages payable to FFCA Acquisition Corporation secured by 24
    Company-owned restaurants, payable in aggregate monthly installments
    of $93,213,  including interest at 9.5%                                           9,972       10,000
Other, at interest rates ranging from 7.0% to 10.0%                                     965          997
                                                                                    -------      -------
Total long-term debt and capital lease obligations                                   29,437       29,643
Less current installments                                                             1,332          998
                                                                                    -------      -------
Long-term debt, less current maturities                                             $28,105      $28,645
                                                                                    =======      =======

NOTE 4:  INCOME TAXES

         The Company recorded an income tax benefit of $422,000 for the quarter ended March 22, 1999 and income tax expense of $150,000 for the quarter ended March 23, 1998, or 38.0% of the respective loss or income before income taxes. The Company then recorded a valuation allowance of $422,000 against deferred income tax assets for the quarter ended March 22, 1999 (reversed $150,000 in valuation allowances for the quarter ended March 23, 1998). The Company's total valuation allowances of approximately $32.8 million as of March 22, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. Subject to a review of the tax assets, these valuation allowances will be reversed during periods in the future in which the Company records pre-tax income, in amounts necessary to offset any then recorded income tax expenses attributable to such future periods.

NOTE 5:  RELATED PARTIES

         Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's whereby Checkers is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. Checkers increased its corporate and regional staff in late 1997 and 1998 in order to meet the demands of the agreement, but management believes the income generated by this agreement has enabled Checkers to attract the management staff with expertise necessary to more successfully manage and operate both companies at significantly reduced costs to both entities. During the quarters ended March 22, 1999 and March 23, 1998, the Company charged Rally's $1.7 million and $913,000, respectively in accordance with the Management Service Agreement. Effective April 6, 1999, the Company began sharing the services of the Chief Financial Officer with Rally's.

NOTE 6:  MERGER

         On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement ("the Merger") pursuant to which Rally's will merge into Checkers in an all stock transaction. The Merger agreement provides that each outstanding share of the Rally's stock will be exchanged for 1.99 shares of Checkers stock. Immediately following the Merger and a one-for-twelve reverse split, there will be approximately 9,387,859 common shares outstanding. In addition, each of Rally's outstanding stock options (5.6 million as of March 22, 1999) will be exchanged for options at the exchange rate of 1 to 1.99 of Checkers. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired as a result of the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The Merger transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and the holders of Rally's Senior Notes and is expected to close in the third quarter of fiscal year 1999.

         At March 22, 1999, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checker common stock) will then be held by then current shareholders of Checkers.

         The Merger transaction will be accounted for under the purchase method of accounting and will be treated as a reverse acquisition as the stockholders of Rally's will receive the larger portion (51.8%) of the voting interests in the combined enterprise. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value.

         The following unaudited pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto.

         The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of the Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of the Checkers common shares at $0.531 and a one-for-twelve reverse split, assuming the Merger had occurred March 22, 1999:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  CHECKERS       RALLY'S
                                                                  MARCH 22,      MARCH 22,         PRO FORMA
                                                                    1999           1999           ADJUSTMENTS     MERGED
                                                                  ---------      ---------        -----------    ---------
ASSETS:
Current assets                                                    $  11,861      $  13,323          $      -     $  25,184
Property and equipment, net                                          77,162         60,290                         137,452
Investment in affiliate, including net goodwill                                                                          -
    of $11,717, net of accumulated amortization                           -         22,567        A) (22,567)            -
Intangibles, net of accumulated amortization                          9,916         23,402        G)  19,391        52,709
Other assets, net of accumulated amortization                         1,232          2,620                           3,852
                                                                  ---------      ---------          --------     ---------
                                                                  $ 100,171      $ 122,202          $ (3,176)    $ 219,197
                                                                  =========      =========          ========     =========
LIABILITIES:
Current liabilities                                                  18,824         19,204        B)   1,500        39,528
Senior notes, net of discount, less current maturities                    -         53,543                          53,543
Long-term debt and capital lease obligations, less                                                                       -
    current maturities                                               28,853         12,588                          41,441
Minority interests in joint ventures                                    674              -                             674
Other long-term liabilities                                           8,323          3,951                          12,274
                                                                  ---------      ---------          --------     ---------
      Total  liabilities                                             56,674         89,286             1,500       147,460

STOCKHOLDERS' EQUITY:
Preferred stock                                                           -              -                 -             -
Common stock                                                             73          2,961        C)  (3,025)            9
Additional paid-in capital                                          121,579         97,346        D) (81,914)      137,011
Retained deficit                                                    (77,755)       (65,283)       E)  77,755       (65,283)
                                                                  ---------      ---------          --------     ---------
                                                                     43,897         35,024            (7,184)       71,737
Less treasury stock, at cost                                           (400)        (2,108)       F)   2,508             -
                                                                  ---------      ---------          --------     ---------
    Net stockholders' equity                                         43,497         32,916            (4,676)       71,737
                                                                  ---------      ---------          --------     ---------
                                                                  $ 100,171      $ 122,202          $ (3,176)    $ 219,197
                                                                  =========      =========          ========     =========


A) Pro forma adjustment to record the elimination of Rally's original investment of $10,850 in Checkers common stock and the reclassification to intangibles of $11,717 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustment to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19); and to effect a one-for-twelve reverse split, ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share, $28,767 which is net of related par value; eliminate the previous treasury stock of Rally's, ($2,108); eliminate the previous additional paid-in capital account of Checkers,

     ($121,579); to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders, ($58); to eliminate the previous common stock account of Rally's, $2,961; to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split, $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers, $400; as well as the treasury stock of Rally's, $2,108 which is cancelled as a result of the Merger.
G) Pro forma adjustment to record goodwill of $7,674 associated with the Merger and the reclassification of $11,717 of goodwill associated with Rally's original investment in Checkers (see A).

NOTES: The final adjustments to value the outstanding Checkers options and warrants as well as final adjustments to the fair value of assets and liabilities as a result of the Merger will not be known until the merger is completed.

The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1998:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      CHECKERS          RALLY'S
                                                                    TWELVE WEEKS      TWELVE WEEKS
                                                                        ENDED             ENDED
                                                                      MARCH 22,         MARCH 22,         PRO FORMA
                                                                        1999              1999           ADJUSTMENTS        MERGED
                                                                    ------------      ------------       -----------       --------
TOTAL REVENUES                                                        $ 31,713           $ 30,119                          $ 61,832
                                                                      --------           --------          ------          --------

COSTS AND EXPENSES:
Restaurant operating costs                                              26,434             24,206                            50,640
Advertising expense                                                      1,912              1,801                             3,713
Other expenses                                                              98                352                               450
Other depreciation and amortization                                        454                570        H)   200             1,224
General and administrative expense                                       2,917              3,081        I)   (88)            5,910
                                                                      --------           --------          ------          --------
          Total cost and expenses                                       31,815             30,010             112            61,937
                                                                      --------           --------          ------          --------

          Operating (loss) income                                         (102)               109            (112)             (105)

Other income (expense):
          Interest income                                                   58                188                               246
          Gains on bond repurchases                                          -                256                               256
          Loss on investment in affiliate                                    -               (434)       J)   434                 -
          Interest expense                                              (1,181)            (1,685)                           (2,866)
                                                                      --------           --------          ------          --------

Loss before minority interest, income taxes                             (1,225)            (1,566)            322            (2,469)

Minority interests in (losses) earnings                                   (114)                 -                              (114)
                                                                      --------           --------          ------          --------

Loss before income taxes                                                (1,111)            (1,566)            322            (2,355)

Income taxes                                                                 -                 37                                37
                                                                      --------           --------          ------          --------

Net (loss) earnings                                                   $ (1,111)          $ (1,603)         $  322          $ (2,392)
                                                                      ========           ========          ======          ========

Comprehensive (loss) earnings                                         $ (1,111)          $ (1,603)         $  322          $ (2,392)
                                                                      ========           ========          ======          ========

Net (loss) income per common share (basic and diluted)                  ($0.02)            ($0.05)                           ($0.25)
                                                                      ========           ========                          ========
Weighted average number of common shares
              (basic and diluted)                                       73,408             29,335                        K)   9,388
                                                                      ========           ========                          ========

H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.
I) Pro forma adjustment to eliminate excess public company expenses recorded on Rally's.
J) Pro forma adjustment to eliminate loss from the Rally's equity investment in Checkers.
K) The merged weighted average number of common shares outstanding consists of 112,654 shares immediately following the Merger, effected for the one-for-twelve reverse split.

         The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1997:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     CHECKERS            RALLY'S
                                                                    FISCAL YEAR         FISCAL YEAR
                                                                       ENDED               ENDED
                                                                    DECEMBER 28,        DECEMBER 28,     PRO FORMA
                                                                        1998                1998        ADJUSTMENTS       MERGED
                                                                     ---------           ---------      -----------      ---------
TOTAL REVENUES                                                       $ 145,708           $ 144,952                       $ 290,660
                                                                     ---------           ---------       -------         ---------

COSTS AND EXPENSES:
Restaurant operating costs                                             119,416             113,782                         233,198
Advertising expense                                                      6,921               9,853                          16,774
Other expenses                                                             516                 647                           1,163
Other depreciation and amortization                                      2,275               2,503     H)    842             5,620
General and administrative expense                                      13,309              13,404     I)   (380)           26,333
SFAS 121 provisions                                                      2,953               3,362                           6,315
                                                                     ---------           ---------       -------         ---------
          Total cost and expenses                                      145,390             143,551           462           289,403
                                                                     ---------           ---------       -------         ---------

          Operating income (loss)                                          318               1,401          (462)            1,257

Other income (expense):

          Interest income                                                  272                 480                             752
          Loss on investment in affiliate                                    -              (2,019)    J)  2,019                 -
          Interest expense                                              (6,007)             (7,145)            -           (13,152)
                                                                     ---------           ---------       -------         ---------

Loss before minority interest and income tax
         expense (benefit)                                              (5,417)             (7,283)        1,557           (11,143)
Minority interests in operations of joint ventures                         (73)                  -                             (73)
                                                                     ---------           ---------       -------         ---------

Loss before income tax expense (benefit)                                (5,344)             (7,283)        1,557           (11,070)
Income tax expense (benefit)                                                 -                 252                             252
                                                                     ---------           ---------       -------         ---------

Net (loss) earnings                                                     (5,344)             (7,535)        1,557           (11,322)
                                                                     =========           =========       =======         =========

Comprehensive (loss) earnings                                        $  (5,344)          $  (7,535)      $ 1,557         $ (11,322)
                                                                     =========           =========       =======         =========

Net loss per common share (basic and diluted)                           ($0.07)             ($0.28)                         ($1.21)
                                                                     =========           =========                       =========

Weighted average number of common shares
          (basic and diluted)                                           73,388              27,170                     K)    9,388
                                                                     =========           =========                       =========

H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.
I) Pro forma adjustment to eliminate excess public company expenses recorded on Rally's.
J) Pro forma adjustment to eliminate loss from the Rally's equity investment in Checkers.
K) The merged weighted average number of common shares outstanding consists of 112,654 shares immediately following the Merger, effected for the one-for-twelve reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. As of March 22, 1999, Checkers Drive-In Restaurants, Inc., ("Checkers", "the Company") had an ownership interest in 233 Company operated restaurants and additional 232 restaurants were operated by franchisees. The Company's ownership interest in the Company operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of March 22, 1999, there were 221 such restaurants) and (ii) the Company owns a 10.55% to 65.83% interest in various partnerships which own the restaurants (a "Joint Venture Restaurant"). As of March 22, 1999, there were 12 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company.

         On January 29, 1999, Rally's Hamburgers, Inc. ("Rally's") and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and the holders of Rally's Senior Notes and is expected to close in the third quarter of fiscal year 1999.

         On November 30, 1997, a Management Services Agreement was established between the Company and Rally's pursuant to which the Company is providing accounting, information technology and other management services to Rally's. At approximately the same time, a new management team was put into place to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The Rally's corporate office in Louisville, Kentucky was closed, as well as various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, within each region, which increased spans of control with fewer personnel. Checkers general and administrative expenses during the quarter were approximately $250,000 below the same quarter of the prior year. The number of markets that contain both Checkers and Rally's units is limited and no market in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with reductions of agency fees and production costs.

         Comparable store sales at Checkers were 14.3% below the same quarter of the prior year. Severe winter weather in January and intense discounting by major competitors combined to reduce sales. In addition, the seasonal population increase that typically occurs in the core Florida markets was less significant this year. During the first quarter of fiscal 1999, the Company's broadcast media utilized the positioning statement "Fresh, because we just made it" to emphasize the commitment to serve fresh hot food to every customer. This message was primarily communicated to consumers via television advertising.

         Since the first quarter of fiscal 1998, the Company, along with its franchisees, experienced a net decrease of 18 operating restaurants. In the first quarter of fiscal 1999, the Company opened one restaurant, acquired three restaurants from franchisees and closed one restaurant and franchisees opened 3 restaurants and transferred three restaurants to the Company. The franchise group as a whole continues to experience higher average per store sales than Company stores.

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


                                                               QUARTER ENDED
                                                                (UNAUDITED)
                                                          -----------------------
                                                          MARCH 22,     MARCH 23,
                                                            1999          1998
                                                          ---------     ---------
Revenues
    Restaurant sales                                         95.0%        94.9%
    Franchise revenues and fees                               4.9%         5.0%
    Modular restaurant packages                               0.1%         0.1%
                                                          --------      -------
        Total  revenues                                     100.0%       100.0%
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                      30.2%        32.4%
    Restaurant labor costs (1)                               33.4%        30.5%
    Restaurant occupancy expense (1)                          8.0%         7.5%
    Restaurant depreciation and amortization (1)              5.5%         5.3%
    Other restaurant operating expense (1)                   10.7%         8.8%
    Advertising expense (1)                                   6.3%         5.3%
    Costs of modular restaurant package revenues (2)        753.9%       134.6%
    Other depreciation and amortization                       1.4%         1.4%
    General and administrative expense                        9.2%         8.6%
    Loss provisions                                           0.0%         0.2%
                                                          --------      -------
        Operating (loss) income                              (0.3)%        4.4%
                                                          --------      -------

OTHER INCOME (EXPENSE)
    Interest income                                           0.2%         0.2%
    Interest expense                                         (2.7)%       (2.6)%
    Interest - loan cost amortization                        (1.0)%       (1.1)%
    Minority interests in losses                              0.4%         0.2%
                                                          --------      -------

   (Loss) income before income tax expense                   (3.5)%        1.1%
   Income tax expense                                         0.0%         0.0%
                                                          --------      -------
        Net (loss) income                                    (3.5)%        1.1%
                                                          ========      =======

(1)  As a percent of restaurant sales.
(2)  As a percent of modular restaurant package revenues.

                                                    QUARTER ENDED
                                                     (UNAUDITED)
                                                ---------------------
                                                MARCH 22,    MARCH 23,
                                                  1999         1998
                                                --------     --------
Operating data:
System - wide restaurant sales (in 000's):
  Company - operated                            $30,140      $35,107
  Franchised                                     38,755       47,715
                                                -------      -------
        Total                                   $68,895      $82,822
                                                =======      =======
Average annual sales per restaurant open
    for a full year (in 000's) (3):               1999         1998
                                                --------     --------
      Company - operated                        $    583     $    599
      Franchised                                $    766     $    730
      System - wide                             $    670     $    664
                                                --------     --------
Number of restaurants (4)
      Company - operated                             233          230
      Franchised                                     232          253
                                                --------     --------
           Total                                     465          483
                                                ========     ========

(3)  Includes sales of restaurants open for entire previous 52 weeks.
(4)  Number of restaurants open at end of period.


COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED MARCH 22, 1999 AND QUARTER ENDED MARCH 23, 1998

         REVENUES. Total revenues decreased 14.3% to $31.7 million for the quarter ended March 22, 1999, compared to $37.0 million for the quarter ended March 23, 1998. Company operated restaurant sales decreased $14.1% to $30.1 million for the quarter ended March 22, 1999, from $35.1 million for the quarter ended March 23, 1998. Restaurant sales for comparable Company-owned restaurants for the quarter ended March 22, 1999, decreased 14.3% compared to the quarter ended March 23, 1998. Comparable Company-owned restaurants are those continuously open during both reporting periods. These decreases in restaurant sales and comparable restaurants sales are primarily attributable to severe winter weather and intense discounting by competitors during the current quarter.

         Franchise revenues and fees decreased 15.4% to $1.6 million for the quarter ended March 22, 1999, from $1.8 million for the quarter ended March 23, 1998. This was a result of a net decrease of twenty-one franchised restaurants since March 23, 1998, and opening three franchise restaurants during the quarter ended March 22, 1999 versus one in the first quarter of fiscal 1998. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

         MRP package revenues decreased 75.0% to $13,000 for the quarter ended March 22, 1999, from $52,000 for the quarter ended March 23, 1998 due to decreased sales volume of MRP's to the Company's franchisees which is a result of franchisees sales of used MRP's and the Company's efforts to refurbish and sell its inventory of used MRP's from previously closed sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $9.1 million or 30.2% of restaurant sales for the quarter ended March 22, 1999, compared to $11.4 million or 32.4% of restaurant sales for the quarter ended March 23, 1998. The decrease in these costs as a percentage of restaurant sales was due to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.1 million or 33.4% of restaurant sales for the quarter ended March 22, 1999, compared to $10.7 million or 30.5% of restaurant sales for the quarter ended March 23, 1998. The increase in restaurant labor costs as a percentage of restaurant sales was due to the decrease in comparable store sales and the impact of operating at lower sales levels.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.4 million or 8.0% of restaurant sales for the quarter ended March 22, 1999 compared to $2.6 million or 7.5% of restaurant sales for the quarter ended March 23, 1998. This increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the decrease in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Restaurant depreciation and amortization decreased by $231,000 or 12.3% for the quarter ended March 22, 1999, as compared to the quarter ended March 23, 1998, due primarily to certain assets becoming fully depreciated, partially offset by a net increase of three Company operated restaurants from March 23, 1998 to March 22, 1999.

         Advertising expense remained consistent at $1.9 million or 6.3% of restaurant sales for the quarter ended March 22, 1999, and $1.9 million or 5.3% of restaurant sales for the quarter ended March 23, 1998.

         Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses totaled $3.2 million or 10.7% of restaurant sales for the quarter ended March 22, 1999, compared to $3.1 million or 8.8% of restaurant sales for the quarter ended March 23, 1998. The increase in the quarter ended March 22, 1999, as a percentage of restaurant sales was primarily related to the decrease in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Costs of MRP revenues totalled $98,000 or 766.2% of MRP revenues for the quarter ended March 22, 1999, compared to $70,000 or 134.6% of such revenues for the quarter ended March 23, 1998. The increase in these expenses as a percentage of MRP revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

         General and administrative expenses were $2.9 million or 9.2% of total revenues, for the quarter ended March 22, 1999, compared to $3.2 million or 8.6% of total revenues for the quarter ended March 23, 1998. The decrease in these expenses of $251,000 was primarily due to the additional savings associated with the Management Services Agreement with Rally's which gained the most significant effect in the middle of the first quarter of 1998.

         INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $850,000 or 2.7% of total revenues for the quarter ended March 22, 1999 from $954,000 or 2.6% of total revenues for the quarter ended March 23, 1998. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods and the impact of a $10.0 million mortgage transaction in December 1998, the proceeds of which were primarily used to reduce debt bearing higher interest rates. Loan cost amortization decreased by $83,000 to $331,000 in 1999 from $415,000 for the quarter ended March 23, 1998 due to accelerated amortization of deferred loan costs associated with unscheduled principal reductions in 1998.

         INCOME TAX EXPENSE. Due to the loss for the quarter, the Company recorded an income tax benefit of $422,000 or 38.0% of the loss before income taxes which was completely offset by deferred income tax valuation allowances of $422,000 for the quarter ended March 22, 1999, as compared to an income tax benefit of $150,000 or 35.0% of earnings before income taxes offset by the reversal of deferred income tax valuation allowances of $2.0 million for the quarter ended March 23, 1998. The effective tax rates differ from the expected federal tax rate of 34.0% due to state income taxes and job tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         On November 14, 1996, the Company's debt under its loan agreement and credit line was acquired from its previous lenders by a group of entities and individuals, most of whom are engaged in the quick-service restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc. ("CKE") the parent of Carl Karcher Enterprises, Inc., Hardee's Food System, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the former lender group, Fidelity National Financial, Inc. ("Fidelity") and KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD. ("GIANT"). CKE, GIANT and an affiliate of Fidelity (Santa Barbara Restaurant Group, Inc.) are the largest stockholders of Rally's Hamburgers, Inc.

         On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the

Company's common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $18.4 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement and $8.0 million of the proceeds of a $10.0 million mortgage financing transaction completed on December 18, 1998 for these principal reductions, both of which are described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 relieved the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

         At March 22, 1999, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's, acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of December 28, 1998, Fidelity National Financial, Inc. owned 31.1% of the outstanding common stock of SBRG.

         The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of March 22, 1999 and during a majority of 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods 11 through 13 of fiscal 1998, and for all periods remaining through the earlier of July 12, 1999 or the effective date of the Merger with Rally's.

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

         In 1999, the franchise community has indicated an intent to open 15 to 20 new units and the Company intends to close fewer restaurants focusing on improving restaurant margins.

         The Company has a working capital deficit of $7.0 million at March 22, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 88% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since primarily all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company.

         On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement pursuant to which Rally's will merge into Checkers in a stock for stock transaction. The Merger agreement provides that each outstanding share of Rally's will be exchanged for 1.99 shares of Checkers common stock. Rally's currently owns approximately 26.06% of Checkers common stock and these shares will be retired following the Merger. Checkers plans to execute a one-for-twelve reverse stock split immediately following the Merger to reduce the number of shares then outstanding. The Merger transaction is subject to certain approvals, including but not limited to the approval by the shareholders of Checkers and Rally's and the holders of Rally's senior notes (see Note 6 to the condensed consolidated financial statements). The transaction is expected to close early in the third quarter of 1999. Although operating under the guidelines of the Management Services Agreement has enabled both companies to realize expense reductions and other synergies, management anticipates that the Merger will lead to further expense reductions when completed.

         Rally's has a working capital deficit of $5.9 million at March 22, 1999. It is anticipated that Rally's will continue to have a working capital deficit since approximately 89% of Rally's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Rally's. At March 22, 1999, a significant portion ($53.5 million) of Rally's long-term liabilities relates to the Rally's Senior Notes to mature in June, 2000. Rally's is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain Rally-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties.

         Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability and that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses, but there can be no assurance that it will be able to do so.

YEAR 2000

         The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". The Company has completed an assessment of all known internal Information Technology
(IT) systems to document its state of readiness.

         The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second and third quarter of 1999 at a cost to Checkers of approximately $50,000. The Company has assessed the computer systems utilized at the restaurant level and determined such systems to be Year 2000 compliant. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. Rally's will incur a similar amount of expense related to these upgrades.

         Pursuant to the Management Services Agreement that exists between the Company and Rally's, the Company is also responsible for the testing for and implementation of Year 2000 computer systems for Rally's. In addition, as administrative functions of Rally's such as payroll and accounting are handled by Checkers employees, initiatives previously discussed will also impact the operations of Rally's. The Company's information technology department is also responsible for the store level computer systems utilized by Rally's. While the cash registers that are used by Rally's for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. New computer systems will be purchased by Rally's and the software currently utilized by the Checkers restaurants will be installed. Final testing of this software will be complete during the second quarter of 1999 and completion of the rollout is expected by August 31, 1999. The costs of compliance of shared systems is allocated between the two companies, whereas additional hardware costs at the restaurants are not shared.

         The Company is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters were drafted to send to companies that provide financial services, utilities, inventory preparation and distribution and other key services. This communication was initiated during the first quarter of 1999. The Company has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

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

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

          In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days during the next ninety days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's Hamburgers, Inc. and a subsequent one-for-twelve reverse stock split. The Company has maintained its listing status beyond the February 17, 1999 hearing date and through the date of this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          10.18 Agreement and Plan of Merger, dated as of January 28, 1999, by and between the Company and Rally's Hamburgers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1998).

          27    Financial Data Schedule

(b)      Reports on 8-K:

         The following reports on Form 8-K were filed during the quarter covered by this report:

         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated January 29, 1999, reporting under Item 5, the signing of the Agreement and Plan of Merger, dated as of January 28, 1999, pursuant to which the Company will acquire all of Rally's Hamburgers, Inc., common stock in an all stock transaction. It was also reported that Checkers anticipates a one-for-twelve reverse stock split immediately following the merger.

         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated April 6, 1999, reporting under Item 5, the appointment of Richard A. Peabody as Senior Vice President and Chief Financial Officer of Rally's Hamburgers, Inc. and the resignation of Joseph N. Stein as Executive Vice President and Chief Financial Officer of Rally's Hamburgers, Inc. and as Executive Vice President and Chief Administrative Officer of the Company.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CHECKERS DRIVE-IN RESTAURANTS, INC.
                                         (Registrant)

Date:   May 5, 1999            By: /s/ RICHARD A. PEABODY
                                   -----------------------
                               Richard A. Peabody
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                            March 22, 1999 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX




EXHIBIT #                       EXHIBIT DESCRIPTION
---------                       -------------------

   10.18 Agreement and Plan of Merger, dated as of January 28, 1999, by and between the Company and Rally's Hamburgers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1998).

   27             Financial Data Schedule (included in electronic filing only).