Form 10-K/A
period 1998-12-28
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1999-05-28
CIK 879554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A

                               (AMENDMENT NO. 1)



(Mark One)


           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM     TO      .

                           COMMISSION FILE NO 0-19649

                      CHECKERS DRIVE-IN RESTAURANTS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                  58-1654960
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

         14255 49TH STREET N.,                          33762
         BLDG. #1, SUITE 101                         (ZIP CODE)
         CLEARWATER, FLORIDA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 519-2000

The purpose of this amendment is to amend all items in their entirety to read as set forth herein.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



                                                                                             PAGE

                                                                                            -----
PART I.

 Item 1.      Business ..................................................................     3
 Item 2.      Properties ................................................................    14
 Item 3.      Legal Proceedings .........................................................    15
 Item 4.      Submission of Matters to a Vote of Security Holders .......................    18

PART II.
 Item 5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters .......................................................    19
 Item 6.      Selected Financial Data ...................................................    20
 Item 7.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations .....................................................    21
 Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ................    32
 Item 8.      Financial Statements and Supplementary Data ...............................    33
 Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ..................................................    66

PART III.
 Item 10.     Directors and Executive Officers of the Registrant ........................    66
 Item 11.     Executive Compensation ....................................................    69
 Item 12.     Security Ownership of Certain Beneficial Owners and Management ............    74
 Item 13.     Certain Relationships and Related Transactions ............................    75

PART IV.
 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........    75

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Unless the context requires otherwise, references in this Report to "Checkers", the "Company" or the "Registrant" means Checkers Drive-In Restaurants, Inc., its wholly owned subsidiaries and the 10.55% to 65.83% owned joint venture partnerships controlled by the Company.



     Checkers develops, produces, owns, operates and franchises quick-service "double drive-thru" restaurants under the name "Checkers/registered trademark/". The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. The restaurants are designed to provide fast and efficient automobile-oriented service incorporating a 1950's diner and art deco theme with a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants feature a limited menu of high quality hamburgers, cheeseburgers and bacon cheeseburgers, specially seasoned french fries, hot dogs, and chicken sandwiches, as well as related items such as soft drinks and old fashioned premium milk shakes.


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



     On December 18, 1998, the Company completed a $10.0 million mortgage financing transaction with FFCA Acquisition Corporation (FFCA) collateralized by 24 fee-owned properties. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term. The net proceeds of the mortgage transaction were approximately $9.6 million of which $8.0 million was utilized to reduce the amount outstanding under the Restated Credit Agreement and approximately $612,000 was used to retire other debt associated with the collateral upon closing. Approximately $1.0 million was retained for operational initiatives of the Company, including but not limited to new menu boards.


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



     In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's and a subsequent one-for-twelve reverse stock split. On May 14, 1999, the Company was notified by NASDAQ that its listing status would be continued until June 30, 1999. On or before that date, the Company will be required to evidence a closing bid price of at least $1.00 and must subsequently sustain this price for a minimum of ten consecutive trading days.


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



     Of these restaurants, 20 were opened or reopened in 1998 (two Company-operated and 18 franchised), which included 13 used fully equipped manufactured modular buildings, "Modular Restaurant Packages" ("MRP's"), either reopened or relocated from closed sites, five conversions of other restaurant concepts buildings and two non-traditional locations. The Company currently expects approximately 20 to 30 additional restaurants to be opened in 1999 primarily by franchisees with a majority of these restaurants to include MRP's relocated from closed sites. The Company and its franchises have closed a total of three restaurants during 1999. It is not anticipated that the Company or its franchisees will experience a significant number of additional restaurant closures during fiscal 1999. If either the Company or the franchisee(s) are unable to obtain sufficient capital on a timely basis, the Company's ability to achieve its 1999 expansion plans may be materially adversely affected. The Company's continued growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated restaurants primarily in its existing Core Markets and to further penetrate markets currently under development by franchisees, including select international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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



     SUPPLIES. The Company and its franchisees purchase their food, beverages and supplies from Company-approved suppliers. All products must meet standards and specifications set by the Company due primarily to joint purchasing with Rally's and CKE Restaurants, Inc. Management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. The Company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies by the restaurants. The Company believes that its continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Therefore, management believes that the loss of any one supplier would not have a material adverse effect on Checkers. Among other factors, the Company's profitability is dependent upon its ability to anticipate and react to changes in food costs. Various factors beyond the Company's control, such as climate changes and adverse weather conditions, may affect food costs.


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

     BRAND POSITIONING: QUALITY FOCUS: The Company is in the process of establishing an overall brand positioning as serving the best tasting hamburger in the quick-service industry at a reasonable price. This position will be supported by:


   A. A limited menu of high quality hamburgers/cheeseburgers, chicken sandwiches, seasoned french fries, soft drinks and milk shakes, all deliverable in a double drive through format.


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

     With a focus on a brand positioning that provides consumers what they say they want from a quick-service hamburger chain -- quality hamburgers, served quickly at a reasonable price -- the Company believes it can begin to break the cycle of low price only promotions, differentiate itself from its competitors and improve sales and guest count trends over time.

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

Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and results of Operations -- Year 2000".

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

WORKING CAPITAL


     Checkers working capital requirements are generally typical of companies within the quick-service restaurant industry. Checkers does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. During 1997 and 1998, Checkers working capital requirements were substantially reduced as a result of significant slowdowns in new store construction as compared with prior years. Additionally, sales of certain assets held for sale, net of underlying encumbrances, provided another source of working capital. Additional working capital will be required for the second phase of the indoor dining area project. Checkers also plans to utilize working capital to open a limited number of new restaurants and to remodel an undetermined number of existing restaurants in fiscal 1999. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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

     FRANCHISEE SUPPORT SERVICES. The Company maintains a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised restaurant by a new franchisee, the Company typically sends a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations -- Supervision and Training" above. The Company also employs Franchise Business Consultants ("FBCs"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings and, if any deficiencies are noted, recommended procedures to correct such deficiencies.

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

     FRANCHISE AGREEMENTS. The Unit Franchise Agreement grants to the franchisee an exclusive license at a specified location to operate a restaurant in accordance with the Checkers/registered trademark/ system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current Unit Franchise Agreement is generally 20 years. Upon expiration of a Unit Franchise Agreement, the franchisee will generally be entitled to acquire a successor franchise for the restaurants on the terms and conditions of the Company's then current form of Unit Franchise Agreement if the franchisee remains in compliance with the Unit Franchise Agreement throughout its term and if certain other conditions are met, including the payment of fee equal to 50% of the then current franchise fee.

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


     FRANCHISE FEES AND ROYALTIES. Under the current Unit Franchise Agreement, a franchisee is generally required to pay application fees, site approval fees and an initial Franchise Fee together totaling $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an Area Development Agreement, the franchisee typically pays the Company a $5,000 Development Fee per store which will be applied to the Franchisee Fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion. Total franchise fees and royalties recognized as revenues during 1998, 1997 and 1996 were $7.5 million, $7.5 million and $8.4 million, respectively.


MANUFACTURING OPERATIONS

     STRATEGY. Although the Company does not believe that the use of MRP's is critical to the success of any individual restaurant or the Company in general, the Company believes that the integration of its restaurant operations with its production of MRP's for use by the Company and sale to its franchisees provides it with a competitive advantage over other quick-service companies that use conventional, on-site construction methods. These advantages include more efficient construction time, direct control of the quality, consistency and uniformity of the restaurant image as well as having standard restaurant operating systems. In addition, the Company believes the ability to relocate an MRP provides greater economies and flexibility than alternative methods. The cost and construction time efficiencies may be significantly impacted by the Company's decision whether or not to resume construction of MRP's at its Champion construction facility located in Largo, Florida. Due to the number of MRP's currently available for relocation from closed restaurant sites, it is not anticipated that any significant new construction of MRP's will occur during fiscal year 1999. In the short term, the Company's Champion construction facility will be utilized to store and refurbish used MRP's for sale to franchisees or others and use by the Company. The Company is evaluating other options in relation to the future use of this facility, which could include generating other outside business, leasing the facility or an eventual sale of the facility. Operation of the construction facility consists of five personnel, and substantially all of the labor in the manufacturing and refurbishment process is done through independent contractors, the number of which may be increased or decreased with demand.


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


     CAPACITY. As of December 28, 1998, the Company had five (5) substantially completed new MRP's in inventory and twenty (20) used MRP's available for relocation to new sites, twelve (12) of which have been moved to the Champion production facility for refurbishment, and eight (8) of which are at closed sites. Although the Company does not require a franchisee to use a MRP, because of the expected benefits associated therewith, the Company anticipates that substantially all of the restaurants developed by it or its franchisees in the immediate future will include MRP's produced by the Company, or relocated from other sites. MRP's from closed sites are being marketed at various prices depending upon age and condition. At December 28, 1998, the carrying value of Champion inventories, which does not include used MRP's but does include new materials, equipment, and substantially completed new MRP's, was $1.1 million.


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

COMPETITION



     The Company's restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants such as McDonalds, Wendy's, Burger King and Hardees. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

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

TRADEMARKS AND SERVICE MARKS

     The Company believes its trademarks and service marks have significant value and are important to its business. The Company has registered certain trademarks and service marks (including the name "Checkers", "Checkers Burgers /bullet/ Fries /bullet/ Colas" and "Champ Burger" and the design of the restaurant building) in the United States Patent and Trademark office. The Company has also registered the service mark "Checkers" individually and/or with a rectangular checkerboard logo of contiguous alternating colors to be used with restaurant services in the states where it presently does, or anticipates doing, business. The Company has various other trademark and service mark registration applications pending. It is the Company's policy to pursue registration of its marks whenever possible and to oppose any infringement of its marks.

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

     The Company's executive offices are located in approximately 26,500 square feet of leased office space and 6,000 square feet of adjoining warehouse space in Clearwater, Florida. The Company lease expires June 30, 2003. The Company moved to this location in June, 1998 to accommodate additional staffing and on site storage space needed as a result of the Management Service Agreement (see
Item 1, "BUSINESS. Employees".)

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

     GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997, a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED
D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWER BURGERS OF AVON PARK, INC., Case No. 98-409-CIV-T-17A and CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWERS BURGERS, INC. Case No. 98-410-CIV-T-26E. The Complaint seeks, INTER ALIA, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions pending a resolution of the lawsuits pending in the Sixth Judicial Circuit in and for Pinellas County, Florida described above has been granted by the United States District Court. The Company denies all wrongdoing and intends to continue to defend the lawsuits vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


     CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company filed an Answer to the Amended Counterclaim, but on October 21, 1998, the court dismissed the Amended Counterclaim based on counterclaimants failure to comply with certain Court rules relating to the prosecution of the claims. The Court's dismissal is the subject of a pending Motion for Reconsideration. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. On December 15, 1998, the court granted the Company's Motion to Convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. Additionally, on February 1, 1999, the bankruptcy Court granted the Company's Motion to Lift the Automatic Stay imposed by 11 U.S.C Section 362 to allow the Company to proceed with the disposition of the property which is the subject of its mortgage. The adversary Complaint and Counterclaim in the bankruptcy proceedings remain pending The Company denies all wrongdoing and intends to continue to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     TEX-CHEX, INC. ET AL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET. AL. On February 4, 1997, a Petition was filed against the Company and two former officers and directors of the Company in the District Court of Travis County, Texas 98th Judicial District, entitled TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN and numbered as Case No. 97-01335 on the docket of said court. The original Petition generally alleged that Tex-Chex, Inc. and the individual Plaintiffs were induced into entering into two franchise agreements and related personal guarantees with the Company based on fraudulent misrepresentations and omissions made by the Company. On October 2, 1998, the Plaintiffs filed an Amended Petition realleging the fraudulent misrepresentations and omission claims set forth in the original Petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. The Company denies all wrongdoing and intends to defend the causes of action asserted in the amended Petition against the Company and the individual defendants vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

     CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMIME V. GOLES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Tru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectively, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion to dismiss seven of the nine causes of action set forth in the Counterclaim which remain pending. The Company denies all wrongdoing and intends to defend the causes of action asserted in the Counterclaim against the Company and Mr. Brown vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


     FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks inter alia, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company denies all wrongdoing and intends to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the First Albany complaint described above, this complaint arises out of the Proposed Merger announced on September 28, 1998 between the Company, Rally's and GIANT and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company denies all wrongdoing and intends to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company began trading publicly in the over-the-counter market on the NASDAQ National Market on November 15, 1991, under the symbol CHKR. The following table sets forth the high and low closing sale price of Checkers Common Stock as reported on the Nasdaq National Market for the periods indicated:


                               HIGH          LOW
                            ----------   ----------
1998
 First Quarter ..........     $ 1.06       $ 0.81
 Second Quarter .........     $ 1.53       $ 0.87
 Third Quarter ..........     $ 1.28       $ 0.66
 Fourth Quarter .........     $ 0.68       $ 0.31

1997
 First Quarter ..........     $ 3.00       $ 1.69
 Second Quarter .........     $ 1.84       $ 1.09
 Third Quarter ..........     $ 1.69       $ 1.09
 Fourth Quarter .........     $ 1.59       $ 0.81

NASDAQ MINIMUM REQUIREMENTS -- SHARE PRICE UNDER $1.00


     In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days during the next ninety days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's and a subsequent one-for-twelve reverse stock split. On May 14, 1999, the Company was notified by NASDAQ that its listing status would be continued until June 30, 1999. On or before that date, the Company will be required to evidence a closing bid price of at least $1.00 and must subsequently sustain this price for a minimum of ten consecutive trading days.


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


     The Company reports on a fiscal year which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which generally consists of four 4-week periods.



                                                                       FISCAL YEAR ENDING
                                               ------------------------------------------------------------------
                                                 DEC. 28,     DEC. 29,     DEC. 30,      JAN. 1,       JAN. 2,
                                                   1998         1997         1996          1996          1995
                                               ------------ ------------ ------------ ------------- -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Net operating revenue ........................   $145,708    $ 143,894    $ 164,961     $ 190,305     $ 215,115
Restaurant operating costs ...................    126,337      126,921      156,548       167,836       173,087
Cost of MRP revenues .........................        516          618        1,704         4,854        10,485
Other depreciation and amortization ..........      2,275        2,263        4,326         4,044         2,796
General and administrative expense ...........     13,309       17,042       20,690        24,215        21,875
SFAS 121 impairment and other
  loss provisions ............................      2,953        1,027       23,905        26,572        14,771
Interest expense .............................      6,007        8,650        6,233         5,724         3,564
Interest income ..............................        272          375          678           674           326
Minority interests in income (loss) ..........        (73)         (66)      (1,509)         (192)          185
Loss from continuing operations (pretax) .....   $ (5,344)   $ (12,186)   $ (46,258)    $ (42,074)    $ (11,324)
Loss from continuing operations
  (pretax) per common share ..................   $  (0.07)   $   (0.19)   $   (0.89)    $   (0.83)    $   (0.23)
BALANCE SHEETS:
Total assets .................................   $102,099    $ 115,401    $ 136,110     $ 166,819     $ 196,770
Long-term obligations and redeemable
  Preferred stock ............................   $ 29,654    $  29,401    $  39,906     $  38,090     $  38,341
Cash dividends declared per
  common share ...............................   $     --    $      --    $      --     $      --     $      --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. As of December 28, 1998, the Company had an ownership interest in 230 Company operated restaurants and an additional 232 restaurants were operated by franchisees. The Company's ownership interest in the Company operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of December 28, 1998, there were 218 such restaurants) and (ii) the Company owns a 10.55% or 65.83% interest in a partnership which owns the restaurant (a "Joint Venture Restaurant"). As of December 28, 1998, there were 12 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company (See "BUSINESS. -- Restaurant Operations -- Joint Venture Restaurants" in Item 1 of this Report).

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



     On November 30, 1997, a Management Services Agreement was established between the Company and Rally's Hamburgers, Inc, ("Rally's") pursuant to which the Company is providing accounting, information technology and other management services to Rally's. At approximately the same time, a new management team was put into place to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. Total fees charged to Rally's under this agreement were $5.6 million in 1998 and $95,000 in 1997.


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

     RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of restaurant sales and MRP revenue. The table also sets forth certain selected restaurant operating data.


                                                                        FISCAL YEAR ENDED
                                                         -----------------------------------------------
                                                          DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                              1998             1997             1996
                                                         --------------   --------------   -------------
REVENUES
 Restaurant sales ....................................         94.7%            94.3%           94.2%
 Royalties ...........................................          4.8%             4.9%            4.5%
 Franchise fees ......................................          0.3%             0.3%            0.6%
 Modular restaurant packages .........................          0.2%             0.5%            0.7%
                                                              -----            -----           -----
  Total revenues .....................................        100.0%           100.0%          100.0%
                                                              -----            -----           -----
COST AND EXPENSES
 Restaurant food and paper costs(1) ..................         31.3%            32.1%           35.2%
 Restaurant labor costs(1) ...........................         31.8%            32.4%           36.9%
 Restaurant occupancy expense(1) .....................          7.8%             8.0%            8.3%
 Restaurant depreciation and amortization(1) .........          5.6%             6.1%            5.7%
 Other restaurant operating expense(1) ...............         10.1%             9.9%            9.9%
 Advertising expense(1) ..............................          5.0%             5.0%            4.8%
 Costs of MRP revenues(2) ............................        215.0%            87.0%          141.8%
 Other depreciation and amortization .................          1.6%             1.6%            2.6%
 General and administrative expense ..................          9.1%            11.8%           12.5%
 Impairment of long-lived assets .....................          1.2%             0.4%            9.0%
 Losses on assets to be disposed of ..................          0.8%             0.2%            4.3%
 Loss provisions .....................................          0.0%             0.1%            1.2%
                                                              -----            -----           -----
 Operating income (loss) .............................          0.2%            (2.8)%         (25.6)%
                                                              -----            -----           -----
OTHER INCOME (EXPENSE)
 Interest income .....................................          0.2%             0.3%            0.4%
 Interest expense ....................................        ( 4.1)%          ( 6.0)%         ( 3.8)%
 Minority interests in losses ........................        ( 0.1)%            0.0%          ( 0.9)%
                                                              -----            -----           -----
 Loss before income tax expense ......................        ( 3.7)%          ( 8.5)%         (28.0)%
 Income tax expense ..................................          0.0%             0.0%            0.1%
                                                              -----            -----           -----
Net loss .............................................        ( 3.7)%          ( 8.5)%         (28.1)%
                                                              =====            =====           =====
Net loss to common shareholders ......................        ( 3.7)%          ( 9.0)%         (28.1)%
                                                              =====            =====           =====

----------------
(1) As a percent of restaurant sales.
(2) As a percent of Modular restaurant package revenues.


                                                                FISCAL YEAR ENDED
                                                 -----------------------------------------------
                                                  DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                      1998             1997             1996
                                                 --------------   --------------   -------------
Operating data:
 System-wide restaurant sales (in 000's):
  Company operated ...........................      $137,965         $135,710         $155,392
  Franchised .................................       180,648          174,600          172,566
                                                    --------         --------         --------
   Total .....................................      $318,613         $310,310         $327,958
                                                    ========         ========         ========
Average annual sales per restaurant open for a
 full year (in 000's)(3):
  Company operated ...........................      $    606         $    586         $    651
  Franchised .................................      $    750         $    737         $    755
  System-wide ................................      $    677         $    661         $    699
                                                    --------         --------         --------
Number of restaurants(4):
  Company operated ...........................           230              230              232
  Franchised .................................           232              249              246
                                                    --------         --------         --------
   Total .....................................           462              479              478
                                                    ========         ========         ========

----------------
(3) Includes sales for restaurants open continuously during the year.
(4) Number of restaurants open at end of period.

COMPARISON OF HISTORICAL RESULTS -- FISCAL YEARS 1998 AND 1997


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

     A summary of the accounting charges and loss provisions for 1998 and 1997 is as follows:


                                                             SUPPLEMENTAL SCHEDULE OF
                                                      ACCOUNTING CHARGES AND LOSS PROVISIONS
                                      -----------------------------------------------------------------------
                                       BALANCE AT      ADDITIONS
                                        BEGINNING     CHARGED TO        CASH        NON-CASH      BALANCE AT
DESCRIPTION                              OF YEAR        EXPENSE       OUTLAYS      DEDUCTIONS     END OF YEAR
-----------------------------------   ------------   ------------   -----------   ------------   ------------
   Year ended December 28, 1998:
    Impairment of long-lived
     assets .......................      $   --         $1,757       $     --       $ (1,757)       $   --
    Losses on assets to be
     disposed of ..................       2,740          1,196         (1,635)          (236)        2,065
    Other loss provisions .........       1,290             --            (85)            --         1,205
                                         ------         ------       --------       --------        ------
                                         $4,030         $2,953       $ (1,720)      $ (1,993)       $3,270
                                         ======         ======       ========       ========        ======
   Year ended December 29, 1997:
    Impairment of long-lived
     assets .......................      $   --         $  565       $     --       $   (565)       $   --
    Losses on assets to be
     disposed of ..................       3,800            312         (1,695)           323         2,740
    Other loss provisions .........       2,357            150            (76)        (1,141)        1,290
                                         ------         ------       --------       --------        ------
                                         $6,157         $1,027       $ (1,771)      $ (1,383)       $4,030
                                         ======         ======       ========       ========        ======

     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. These costs include rents, property taxes, insurance, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to three years.

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



COMPARISON OF HISTORICAL RESULTS -- FISCAL YEARS 1997 AND 1996



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

     A summary of the accounting charges and loss provisions for 1997 and 1996 is as follows:


                                                             SUPPLEMENTAL SCHEDULE OF
                                                      ACCOUNTING CHARGES AND LOSS PROVISIONS
                                      -----------------------------------------------------------------------
                                       BALANCE AT      ADDITIONS
                                        BEGINNING     CHARGED TO        CASH        NON-CASH      BALANCE AT
DESCRIPTION                              OF YEAR        EXPENSE       OUTLAYS      DEDUCTIONS     END OF YEAR
-----------------------------------   ------------   ------------   -----------   ------------   ------------
   Year ended December 29, 1997:
    Impairment of long-lived
     assets .......................      $   --         $   565      $     --      $    (565)       $   --
    Losses on assets to be
     disposed of ..................       3,800             312        (1,695)           323         2,740
    Other loss provisions .........       2,357             150           (76)        (1,141)        1,290
                                         ------         -------      --------      ---------        ------
                                         $6,157         $ 1,027      $ (1,771)     $  (1,383)       $4,030
                                         ======         =======      ========      =========        ======
   Year ended December 30, 1996:
    Impairment of long-lived
     assets .......................      $   --         $14,782      $     --      $ (14,782)       $   --
    Losses on assets to be
     disposed of ..................       2,124           7,131          (943)        (4,512)        3,800
    Other loss provisions .........       1,004           1,992            --           (639)        2,357
                                         ------         -------      --------      ---------        ------
                                         $3,128         $23,905      $   (943)     $ (19,933)       $6,157
                                         ======         =======      ========      =========        ======

     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. These costs include rents, property taxes, insurance, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to three years.

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



LIQUIDITY AND CAPITAL RESOURCES



     Checkers cash and cash equivalents increased approximately $742,000 to $4.7 million in 1998. Strong sales and improved cost controls resulted in cash flow from operating activities of $3.1 million in 1998 compared to a negative cash flow of $4.0 million in 1997.

     Investing activities provided an additional $494,000 of cash in 1998. Proceeds from the sale of assets generated $2.0 million of cash. Capital expenditures of $1.5 million were for the replacement of store equipment, $964,000; construction of a side dining unit, $171,000; and the upgrade and expansion of corporate computer systems, $365,000.

     Financing activities for the year included a $10 million mortgage transaction, $8.6 million of which was utilized to reduce long term debt. Additional long term debt of $3.7 million was repaid during the year utilizing the proceeds from asset sales and funds generated from operations.



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

     On December 18, 1998, the Company completed a $10.0 million mortgage financing transaction with FFCA Acquisition Corporation (FFCA) collateralized by 24 fee-owned properties. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term. The net proceeds of the mortgage transaction were approximately $9.6 million of which $8.0 million was utilized to reduce the amount outstanding under the Restated Credit Agreement and approximately $612,000 was used to retire other debt associated with the collateral upon closing. Approximately $1.0 million was retained for operational initiatives of the Company, including but not limited to new menu boards.

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



     The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second quarter of 1999 at a cost to Checkers of approximately $50,000. The Company has assessed the computer systems utilized at the Checkers restaurant level and determined such systems to be 100% Year 2000 compliant. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. The upgrade of corporate office systems is approximately 75% complete and should be finalized by August 31, 1999. Rally's will incur a similar amount of expense related to these upgrades.


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


     The Company is continuing to identify third parties that must be Year 2000 compliant to ensure the continued sucess of our operations. Letters requesting written verification of compliance have been sent to companies that provide financial services, utilities, inventory preparation and distribution and other key services. The Company has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately three weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently identified that could deliver product that matches the Company's specifications. If the

Company is unable to obtain verification of Year 2000 compliance from its primary distributor by September 1, 1999, an alternative distributor will be selected to ensure the continued delivery of inventory to the restaurants. Although not negotiated at this time, it is probable that the resulting delivery costs of the inventory would be higher resulting in higher food and paper costs for the Company. If documentation of Year 2000 compliance is not received from financial institutions by November 1, 1999, the Company will transfer its banking relationships to other banks at an incremental cost not expected to exceed $100,000. No contingency plans are available if the utility services for the restaurants are interrupted due to Year 2000 failures.


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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS



     CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS," "ITEM 3. LEGAL PROCEEDINGS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF CHECKERS DRIVE-IN RESTAURANTS, INC. (INDIVIDUALLY AND COLLECTIVELY WITH THE SUBSIDIARIES AND VARIOUS JOINT VENTURE PARTNERSHIPS IT CONTROLS "CHECKERS", CONTROLLED BY CHECKERS, THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:
GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGEMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2000; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SHEDULES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (1) FINANCIAL STATEMENTS. The Company's Financial Statements included in
Item 8 hereof, as required, consist of the following:


                                                                    PAGE
                                                                    ----
Independent Auditors' Report ....................................    34

Consolidated balance sheets --
  December 28, 1998 and December 29, 1997 .......................    35

Consolidated statements of operations and comprehensive income --
  Years ended December 28, 1998, December 29, 1997 and
  December 30, 1996 .............................................    37

Consolidated statements of stockholders' equity --
  Years ended December 28, 1998, December 29, 1997 and
  December 30, 1996 .............................................    38

Consolidated statements of cash flows --
  Years ended December 28, 1998, December 29, 1997 and
  December 30, 1996 .............................................    39

Notes to consolidated financial statements --
  Years ended December 28, 1998, December 29, 1997 and
  December 30, 1996 .............................................    41

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

                                        KPMG LLP



Tampa, Florida
February 26, 1999, except as to Note 2, which is as of March 24, 1999

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS


                                                                DECEMBER 28,     DECEMBER 29,
                                                                    1998             1997
                                                               --------------   -------------
CURRENT ASSETS:
Cash and cash equivalents:
 Restricted ................................................      $  1,738         $  2,555
 Unrestricted ..............................................         2,925            1,366
Accounts receivable, net ...................................         1,327            1,175
Notes receivable, net -- current portion ...................           224              265
Inventory ..................................................         2,068            2,222
Property and equipment held for sale .......................         2,755            4,332
Deferred loan costs -- current portion .....................           793            1,648
Prepaid expenses and other current assets ..................           468              309
                                                                  --------         --------
  Total current assets .....................................        12,298           13,872
Property and equipment, net (Note 3) .......................        78,390           87,889
Intangibles, net of accumulated amortization of
  $5,607 in 1998 and $5,014 in 1997 (Notes 1 and 7).........        10,123           11,520
Deferred loan costs -- less current portion ................           378            1,099
Notes receivable, net -- less current portion ..............           252              381
Deposits and other non-current assets ......................           658              640
                                                                  --------         --------
                                                                  $102,099         $115,401
                                                                  ========         ========

          See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                       DECEMBER 28,     DECEMBER 29,
                                                                           1998             1997
                                                                      --------------   -------------
CURRENT LIABILITIES:
Current maturities of long-term debt and capital
  lease obligations (Notes 4 and 11) ..............................     $   1,381        $   3,484
Accounts payable ..................................................         5,896            8,186
Accrued wages, salaries and benefits ..............................         2,360            2,528
Reserves for restaurant relocations and abandoned
  sites (Note 10) .................................................         1,635            2,159
Other accrued liabilities .........................................         7,133           11,408
Deferred income-current portion ...................................           203              260
                                                                        ---------        ---------
  Total current liabilities .......................................        18,608           28,025
Long-term debt, less current maturities (Note 4) ..................        28,645           28,645
Obligations under capital leases, less current maturities .........         1,009              756
Straight-line rent accruals .......................................         4,070            3,624
Deferred income, less current portion .............................           848              346
Long-term reserves for restaurant relocations and
  abandoned sites (Note 10) .......................................           430              581
Minority interests in joint ventures (Note 1a) ....................           802              966
Other noncurrent liabilities ......................................         3,079            2,086
                                                                        ---------        ---------
  Total liabilities ...............................................        57,491           65,029
STOCKHOLDERS' EQUITY (Note 8):
Preferred stock, $.001 par value, authorized 2,000,000
  shares, no shares outstanding ...................................            --               --
Common stock, $.001 par value, authorized
  150,000,000 shares, issued and outstanding
  73,408,047 at December 28, 1998 and
  72,755,031 at December 29, 1997 .................................            73               73
Additional paid-in capital (Notes 8 and 9) ........................       121,579          121,999
Retained deficit ..................................................       (76,644)         (71,300)
                                                                        ---------        ---------
                                                                           45,008           50,772
Less treasury stock, at cost, 578,904 shares ......................           400              400
                                                                        ---------        ---------
  Net stockholders' equity ........................................        44,608           50,372
                                                                        ---------        ---------
                                                                        $ 102,099        $ 115,401
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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              FISCAL YEAR ENDED
                                                               -----------------------------------------------
                                                                DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                                    1998             1997             1996
                                                               --------------   --------------   -------------

REVENUES:
Restaurant sales ...........................................      $137,965        $ 135,710        $ 155,392
Franchise revenues and fees ................................         7,503            7,474            8,367
Modular restaurant packages ................................           240              710            1,202
                                                                  --------        ---------        ---------
  Total revenues ...........................................      $145,708        $ 143,894        $ 164,961
COSTS AND EXPENSES:
Restaurant food and paper costs ............................        43,186           43,625           54,707
Restaurant labor costs .....................................        43,805           43,919           57,302
Restaurant occupancy expense ...............................        10,763           10,797           12,926
Restaurant depreciation and amortization ...................         7,759            8,313            8,848
Other restaurant operating expense .........................        13,903           13,447           15,345
Advertising expense ........................................         6,921            6,820            7,420
Cost of modular restaurant package revenues ................           516              618            1,704
Other depreciation and amortization ........................         2,275            2,263            4,326
General and administrative expenses ........................        13,309           17,042           20,690
Impairment of long-lived assets (Note 10) ..................         1,757              565           14,782
Losses on assets to be disposed of (Note 10) ...............         1,196              312            7,131
Other loss provisions (Note 10) ............................            --              150            1,992
                                                                  --------        ---------        ---------
  Total costs and expenses .................................       145,390          147,871          207,173
                                                                  --------        ---------        ---------
  Operating income (loss) ..................................           318           (3,977)         (42,212)
OTHER INCOME (EXPENSE):
Interest income ............................................           272              375              678
Interest expense ...........................................        (3,981)          (5,000)          (6,074)
Interest -- loan cost amortization .........................        (2,026)          (3,650)            (159)
                                                                  --------        ---------        ---------
  Loss before minority interests and income
    tax expense ............................................        (5,417)         (12,252)         (47,767)
Minority interests in operations of joint ventures .........           (73)             (66)          (1,509)
                                                                  --------        ---------        ---------
 Loss before income taxes (Note 5) .........................        (5,344)         (12,186)         (46,258)
Income taxes ...............................................            --               --              151
                                                                  --------        ---------        ---------
  Net loss .................................................      $ (5,344)       $ (12,186)       $ (46,409)
Preferred dividends ........................................      $     --        $     696        $      --
                                                                  --------        ---------        ---------
Net loss to common shareholders ............................      $ (5,344)       $ (12,882)       $ (46,409)
                                                                  ========        =========        =========
Comprehensive loss .........................................      $ (5,344)       $ (12,882)       $ (46,409)
                                                                  ========        =========        =========
Net loss per common share -- (basic and diluted) ...........      $  (0.07)       $   (0.20)       $   (0.90)
                                                                  ========        =========        =========
Weighted average number of common shares
 (basic and diluted) .......................................        73,388           63,390           51,698
                                                                  ========        =========        =========

          See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 28, 1998, DECEMBER 29, 1997 AND DECEMBER 30, 1996

                            (DOLLARS IN THOUSANDS)


                                                                             ADDITIONAL                                  NET
                                                      PREFERRED   COMMON      PAID-IN        RETAINED    TREASURY   STOCKHOLDERS'
                                                        STOCK      STOCK      CAPITAL        DEFICIT       STOCK       EQUITY
                                                     ----------- -------- --------------- ------------- ---------- --------------
Balance at January 1, 1996 .........................     $ --       $52      $93,029        $ (12,705)    $ (400)    $ 79,976
Issuance of 200,000 shares of common stock
  at $1.14 as payment on long-term debt.............       --        --          222               --         --          222
Issuance of 40,000 shares of common stock
  at $1.19 per share to pay consulting fees.........       --        --           47               --         --           47
Warrants issued to investor group ..................       --        --        6,463               --         --        6,463
Employee stock options vested
  upon severance ...................................       --        --           41               --         --           41
Net loss ...........................................       --        --           --          (46,409)        --      (46,409)
                                                         ----       ---      ---------      ---------     ------     --------
Balance at December 30, 1996 .......................       --        52       99,802          (59,114)      (400)      40,340
Private placement of 8,981,453 shares of
  common stock and 87,719 shares of
  preferred stock ..................................        0         9       19,373               --         --       19,382
Exercise of employee stock option for 125
  shares of common stock ...........................       --         0            0               --         --            0
Conversion of preferred stock to
  common stock .....................................       --         9           (9)              --         --           --
Issuance of 1,116,376 shares of
  common stock in payment of
  long-term debt ...................................       --         1        1,271               --         --        1,272
Issuance of 192,308 shares of common stock
  in payment of long-term debt .....................       --         0          196               --         --          196
Issuance of 1,093,124 shares of
  common stock in payment of
  long-term debt and accrued interest ..............       --         1        1,174               --         --        1,175
Issuance of 220,751 shares of common stock
  in payment of long-term debt and
  accrued interest..................................       --         0          192               --         --          192
Net loss ...........................................       --        --           --          (12,186)        --      (12,186)
                                                         ----       ---      ---------      ---------     ------     --------
Balance at December 29, 1997 .......................       --       $73      $121,999       $ (71,300)    $ (400)    $ 50,372
Issuance of 651,061 shares of common stock
  in payment of long-term debt and
  accrued interest, net of payments for
  purchase price protection ........................       --         0           (2)              --         --           (2)
Exercise of 5,000 employee stock options ...........       --         0            4               --         --            4
Additional payments for purchase price
  protection related to 1997 private
  placement (note 3) ...............................       --        --         (422)              --         --         (422)
Net loss ...........................................       --        --           --           (5,344)        --       (5,344)
                                                         ----       ---      ---------      ---------     ------     ----------
Balance at December 28, 1998 .......................     $ --       $73      $121,579       $ (76,644)    $ (400)    $ 44,608
                                                         ====       ===      =========      =========     ======     ==========

          See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                FISCAL YEAR ENDED
                                                                 -----------------------------------------------
                                                                  DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                                      1998             1997             1996
                                                                 --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................      $ (5,344)       $ (12,186)       $ (46,409)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization ..............................        10,034           10,576           13,173
  Impairment of long-lived assets ............................         1,757              565           15,282
  Provision for losses on assets to be disposed of ...........         1,196              312            7,132
  Provision for bad debt .....................................           751            1,013            1,311
  Deferred loan cost amortization ............................         2,026            3,650            1,300
  Loss provision .............................................            --              150            1,991
  Gain on debt extinguishment ................................          (141)            (359)              --
  Loss (gain) on disposal of property & equipment ............           219              243              (75)
  Minority interests in operations of joint ventures .........           (73)             (66)          (1,509)
Changes in assets and liabilities:
  Increase in accounts receivable ............................          (754)          (1,501)            (474)
  Decrease in notes receivable ...............................            29              133            3,012
  Decrease in inventory ......................................           154              170              346
  Decrease (increase) in income taxes receivable .............            --            3,514             (242)
  Decrease in deferred income tax assets .....................            --               --            3,358
  Increase in prepaid expenses and other
     current assets ..........................................          (202)            (105)             (90)
  (Increase) decrease in deposits and other
     noncurrent assets .......................................           (17)             142             (309)
  (Decrease) increase in accounts payable ....................        (2,257)          (6,608)           4,273
  (Decrease) increase in accrued liabilities .................        (4,467)          (3,452)           2,525
  Decrease in deferred income taxes liabilities ..............            --             (197)            (261)
  Increase in deferred income ................................           176               --               --
                                                                    --------        ---------        ---------
  Net cash provided by (used in)
     operating activities ....................................         3,087           (4,006)           4,334
                                                                    --------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................        (1,525)          (1,671)          (4,240)
  Proceeds from sale of assets ...............................         2,019            4,166            1,813
  Acquisitions of restaurants ................................            --             (282)            (204)
                                                                    --------        ---------        ---------
  Net cash provided by (used in)
     investing activities ....................................      $    494        $   2,213        $  (2,631)
                                                                    --------        ---------        ---------

          See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                         FISCAL YEAR ENDED
                                                          -----------------------------------------------
                                                           DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                               1998             1997             1996
                                                          --------------   --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..............     $  10,000        $      --        $     --
Deferred loan costs incurred ..........................          (431)              --              --
Proceeds from (payments of) issuance of
  short-term debt, net ................................            --           (2,500)          1,500
Principal payments on long-term debt ..................       (12,317)         (14,183)         (3,584)
Net proceeds from sale of stock .......................            --           19,414              --
Proceeds from investment by minority interest .........            --               --             285
Distributions to minority interests ...................           (90)             (73)           (212)
                                                            ---------        ---------        --------
  Net cash (used in) provided by
     financing activities .............................        (2,838)           2,658          (2,011)
                                                            ---------        ---------        --------
  Net increase (decrease) in cash .....................           742              865            (308)
CASH AT BEGINNING OF PERIOD ...........................         3,921            3,056           3,364
                                                            ---------        ---------        --------
CASH AT END OF PERIOD .................................     $   4,663        $   3,921        $  3,056
                                                            =========        =========        ========
Supplemental disclosures of cash flow information:
  Interest paid .......................................     $   3,972        $   5,399        $  5,842
                                                            =========        =========        ========
  Income taxes paid ...................................     $      --        $      --        $     --
                                                            =========        =========        ========
SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Note received on sale of assets .....................     $      --        $     179        $     --
                                                            =========        =========        ========
  Capital lease obligations incurred ..................     $     659        $     491        $    225
                                                            =========        =========        ========
  Acquisitions of restaurants:
   Fair value of assets acquired ......................     $      --        $   1,360        $  9,906
   Receivables forgiven ...............................            --             (114)         (5,429)
   Reversal of deferred gain ..........................            --               --           1,422
   Liabilities assumed ................................            --             (898)         (5,695)
   Assets distributed .................................            --             (438)             --
   Reduction of minority interest .....................            --              372              --
                                                            ---------        ---------        --------
     Total cash paid for the net
         assets acquired ..............................     $      --        $     282        $    204
                                                            =========        =========        ========
Stock issued for repayment of debt and
  accrued interest ....................................     $     113        $   2,901        $    228
                                                            =========        =========        ========
Stock issued for payment of consulting fees ...........     $      --        $     229        $     47
                                                            =========        =========        ========

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     a) PURPOSE AND ORGANIZATION -- The principal business of Checkers Drive-In Restaurants, Inc. ("Checkers") and (the "Company") is the operation and franchising of Checkers restaurants. At December 28, 1998 there were 462 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 230 were Company-operated (including twelve restaurants owned by general and limited partnerships, "the joint ventures") and 232 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these consolidated financial statements. The consolidated financial statements also include the accounts of all of the Company's 100% owned subsidiaries and one limited partnership which has ceased operations of its sole restaurant. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

     b) CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release.

     c) RECEIVABLES -- Receivables consist primarily of royalties and notes due from franchisees, notes and accounts receivable from the sale of MRP's. A rollforward of the total allowances for doubtful receivables is as follows:


                                             BALANCE AT      ADDITIONS                    BALANCE AT
                                              BEGINNING     CHARGED TO                      END OF
DESCRIPTION                                   OF PERIOD       EXPENSE      DEDUCTIONS       PERIOD
-----------------------------------------   ------------   ------------   ------------   -----------
   Year ended December 30, 1996 .........      $1,358         $1,311         $  452         $2,217
   Year ended December 29, 1997 .........      $2,217         $1,013         $1,095         $2,135
   Year ended December 28, 1998 .........      $2,135         $  751         $  537         $2,349

     d) INVENTORIES -- Inventories, which consist principally of food and supplies, are stated at the lower of cost, first-in, first-out (FIFO) method or market.

     e) PRE-OPENING COSTS -- Pre-opening costs are expensed as incurred.

     f) DEFERRED LOAN COSTS -- Deferred loan costs of $6.9 million incurred in connection with the Company's November 22, 1996 restructure of its primary credit facility (see Notes 4 and 9) are being amortized using the effective interest method. During 1998 and 1997, the Company expensed an additional $222,000 and $1.2 million, respectively, of deferred loan costs due to unscheduled principal reductions made during those years.

     g) PROPERTY AND EQUIPMENT -- Property and equipment (P & E) are stated at cost except for P & E that have been impaired, for which the carrying amount is reduced to estimated fair value. P & E under capital leases are stated at their fair value at the inception of the lease. Depreciation

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

and amortization are computed on straight-line method over the estimated useful lives of the assets. Property held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

     h) INTANGIBLES -- Goodwill and other intangibles are being amortized over 20 years and 3 to 7 years, respectively, on a straight-line basis (SFAS 121 impairments of goodwill were $390,000 in 1998, $565,000 in 1997 and $4.6 million in 1996). Amortization expense related to intangibles in 1998, 1997 and 1996 was $1.0 million, $1.0 million and $1.8 million, respectively.

     i) REVENUE RECOGNITION -- Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate Checkers restaurants. Area development franchise fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the Area Development Agreement between the Company and the franchisee and are recognized as income on a pro-rata basis when substantially all of the Company's obligations per location are satisfied (generally at the opening of a restaurant). Both franchise fees and area development franchise fees are non-refundable. Franchise fees and area development franchises fees received prior to the substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees, generally in the amount of 4% of each restaurant's revenues. Royalty fees are recognized as earned. The Champion Modular Restaurant division recognizes revenues on the percentage-of-completion method, measured by the percentage of costs incurred to the estimated total costs of the contract.

     j) INCOME TAXES -- The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     k) EARNINGS PER SHARE -- The Company calculates basic and diluted earning
(loss) per share in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997.

     l) STOCK OPTIONS -- As discussed in Note 8, the Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

     m) IMPAIRMENT OF LONG-LIVED ASSETS -- The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under-performing sites. In applying SFAS No. 121 the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

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

     n) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS -- The balance sheets as of December 28, 1998, and December 29, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and equivalents, receivables, accounts payable, and long-term debt which are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

     o) SEGMENT REPORTING -- SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement 131) changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company operates primarily in the quick-service restaurant industry. The Company's Champion Modular Restaurants division does not have a material effect upon the company's financial statements.

     p) USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     q) RECLASSIFICATIONS -- Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2: LIQUIDITY

     The Company has a working capital deficit of $6.3 million at December 28, 1998. It is anticipated that the Company will continue to have a working capital deficit since approximately 88% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At December 28, 1998, a significant portion ($17.4 million) of the Company's long-term debt relates to the Company's Restated Credit Agreement which originally was

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2: LIQUIDITY--(CONTINUED)

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

NOTE 3: PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following:


                                                    DECEMBER 28,     DECEMBER 29,     USEFUL LIFE
                                                        1998             1997          IN YEARS
                                                   --------------   --------------   ------------
   Land and improvements .......................     $  53,334        $  55,583            0-15
   Buildings ...................................        28,748           28,671         20-31.5
   Equipment, furniture and fixtures ...........        45,048           45,141            5-10
                                                     ---------        ---------         --------
                                                       127,130          129,395
   Less accumulated depreciation ...............       (50,055)         (42,234)
                                                     ---------        ---------
                                                        77,075           87,161
                                                     ---------        ---------
   Properties held under capital lease .........         1,464              787
   Less accumulated amortization ...............          (149)             (59)
                                                     ---------        ---------
                                                         1,315              728
                                                     ---------        ---------
   Net property and equipment ..................     $  78,390        $  87,889
                                                     =========        =========

NOTE 4: LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                    DECEMBER 28,     DECEMBER 29,
                                                                        1998             1997
                                                                   --------------   -------------
   Note payable under Restated Credit Agreement at 13%
    interest due each 28 day period, originally maturing
    July 31, 1999, subsequently extended to April 30, 2000
    (see Note 2) ...............................................       $17,432         $26,077
   Notes payable due at various dates secured by building
    and equipment with interest rates primarily ranging from
    9.0% to 11.32%, payable monthly ............................         1,214           4,530
   Mortgages payable to FFCA Acquisition Corporation
    secured by 24 Company owned restaurants, payable in
    aggregate monthly installments of $93,213, including
    interest at 9.5% ...........................................        10,000              --
   Other, at interest rates ranging from 7.0% to 10.0% .........           997           1,367
                                                                       -------         -------
   Total long-term debt ........................................        29,643          31,974
   Less current installments ...................................           998           3,329
                                                                       -------         -------
   Long-term debt, less current maturities .....................       $28,645         $28,645
                                                                       =======         =======

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4: LONG-TERM DEBT--(CONTINUED)

     Aggregate maturities under the existing term of the long-term debt agreements for each of the succeeding five years are as follows:


   1999 ...............   $   998
   2000 ...............    18,475
   2001 ...............       321
   2002 ...............       310
   2003 ...............       340
   Thereafter .........     9,199
                          -------
                          $29,643
                          =======

     On November 14, 1996, and prior to consummation of a formal debt restructuring with an investor group led by an affiliate of Capital Management, LLC (collectively, "DDJ") the debt under the Company's then outstanding loan agreement and credit line was acquired from DDJ by a group of entities and individuals, most of whom are engaged in the quick-service restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc. ("CKE"), the parent of Carl Karcher Enterprises, Inc., Hardees Food Systems, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the DDJ Group, Fidelity National Financial, Inc, ("Fidelity") and KCC Delaware, a wholly-owned subsidiary of GIANT GROUP, LTD. ("GIANT"). CKE, GIANT and an affiliate of Fidelity (Santa Barbara Restaurant Group, Inc.) are the largest stockholders of Rally's.

     On November 22, 1996, the Company and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the loan agreement and credit line. The Restated Credit Agreement consolidated all of the debt under the loan agreement and the credit line into a single obligation. At the time of the restructuring, the outstanding principal balance under the loan agreement and credit line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Company's common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $18.4 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by the Company from the sale of certain closed restaurant sites to third parties. Additionally, the Company utilized $10.5 million of the proceeds from the February 21, 1997, private placement and $8.0 million of the proceeds of a $10.0 million mortgage financing transaction completed on December 18, 1998 for these principal reductions, both which are described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 relieved the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4: LONG-TERM DEBT--(CONTINUED)

fiscal year 1998 through maturity. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal. See Note 2: "Liquidity", for additional information occurring subsequent to December 28, 1998 regarding the extension of the maturity date of the Restated Credit Agreement.

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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4: LONG-TERM DEBT--(CONTINUED)

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

NOTE 5: INCOME TAXES

     Income tax expense (benefit) from continuing operations in fiscal years 1998, 1997 and 1996 Amounted to $-0-, $-0- and $151,000, respectively.

     Income tax expense (benefit) consists of:


                          CURRENT      DEFERRED     TOTAL
                       ------------   ----------   ------
   1998
   Federal .........     $     --       $   --      $ --
   State ...........           --           --        --
                         --------       ------      ----
                         $     --       $   --      $ --
                         ========       ======      ====
   1997
   Federal .........     $     --       $   --      $ --
   State ...........           --           --        --
                         --------       ------      ----
                         $     --       $   --      $ --
                         ========       ======      ====
   1996
   Federal .........     $ (3,397)      $3,397      $ --
   State ...........          190          (39)      151
                         --------       ------      ----
                         $ (3,207)      $3,358      $151
                         ========       ======      ====

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 5: INCOME TAXES--(CONTINUED)

     Actual income tax expense differs from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as follows is:


                                                                  FISCAL YEAR ENDED
                                                   -----------------------------------------------
                                                    DECEMBER 28,     DECEMBER 28,     DECEMBER 30,
                                                        1998             1997             1996
                                                   --------------   --------------   -------------
   "Expected" tax benefit ......................      $ (1,817)        $ (4,265)       $ (16,190)
   State taxes, net of federal benefit .........          (210)            (474)          (1,802)
   Change in valuation allowance for
    deferred tax asset allocated to
    income tax expense .........................         2,010            4,624           18,125
   Other, net ..................................            17              115               18
                                                      --------         --------        ---------
   Actual tax expense ..........................      $     --         $     --        $     151
                                                      ========         ========        =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, are presented below:


                                                                      DECEMBER 28,     DECEMBER 29,
                                                                          1998             1997
                                                                     --------------   -------------
   Deferred tax assets:
    Impairment of long-lived assets under SFAS 121 ...............     $  16,428        $  15,885
    Accrued expenses and provisions for restructuring
      and restaurant relocations and abandoned sites,
      principally due to deferral for income tax purpose .........         7,761            8,121
   Federal net operating losses and credits ......................        22,798           19,583
   State net operating losses and credits ........................         3,400            3,032
   Deferral of franchise income and costs associated with
    franchise openings in progress ...............................            92               76
   Other .........................................................            --              680
                                                                       ---------        ---------
     Total gross deferred tax assets .............................        50,479           47,377
   Valuation allowance ...........................................       (32,375)         (30,365)
                                                                       ---------        ---------
     Deferred tax assets .........................................     $  18,104           17,012
                                                                       ---------        ---------
   Deferred tax liabilities:
    Property and equipment, principally due to
      differences in depreciation ................................        17,935           16,899
    Other ........................................................           169              113
                                                                       ---------        ---------
    Total gross deferred tax liabilities .........................        18,104           17,012
      Net deferred tax assets ....................................     $      --        $      --
                                                                       =========        =========

     The net change in the valuation allowance in the years ended December 28, 1998 and December 29, 1997 was an increase of $2.0 million and $4.6 million, respectively. The Company has provided the valuation allowance of $32.4 million since management can not determine that it is more likely than not that the deferred tax assets will be realized.

     As of December 28, 1998 the Company had net operating loss carry forwards for Federal income tax purposes of $61.6 million of which $54.4 million expires in various amounts from 2010 to 2012 and $7.2 million expires in 2017. The Company also has alternative minimum tax credit carry forwards of approximately $1.3 million which are available to reduce future regular income taxes, if

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 5: INCOME TAXES--(CONTINUED)

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

     Effective November 30, 1997 the Company entered into a Management Services Agreement with Rally's, whereby Checkers is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company will receive fees from Rally's relative to the shared departmental costs times the respective store ratio. Checkers increased its corporate and regional staff in late 1997 and 1998 in order to meet the

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 6: RELATED PARTIES--(CONTINUED)

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

     In addition, during 1998, the Company entered into two capital lease agreements with Granite, a wholly-owned subsidiary of Fidelity (See Note 11:a).

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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8: STOCK OPTION PLANS

     In August 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Stock Option Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was amended on August 6, 1997 to increase the number of shares subject to the Plan from 3,500,000 to 5,000,000.

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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8: STOCK OPTION PLANS--(CONTINUED)

     The following is a summary of stock option activity for the last three years:


                                           1998                     1997                    1996
                                -------------------------- ----------------------- ----------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE                AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                     SHARES        PRICE      SHARES       PRICE      SHARES      PRICE
                                --------------- ---------- ------------ ---------- ------------ ---------
   Outstanding at the beginning
    of the year ...............     5,238,430    $  1.86     3,344,230   $  3.94     2,631,084   $  4.75
   Granted (exercise price
    equals market) ............     9,802,174       0.67     2,737,000      1.40        96,100      1.00
   Granted (exercise price
    exceeds market) ...........            --         --            --        --       953,056      1.54
   Exercised ..................            --         --          (125)     1.53            --        --
   Forfeited ..................    (6,978,416)      1.37      (842,675)     6.25      (336,010)     2.07
                                   ----------                ---------               ---------
   Outstanding at the end
    of the year ...............     8,062,188    $  0.80     5,238,430   $  2.21     3,344,230   $  3.94
                                   ==========                =========               =========
   Options Exercisable at
    year end ..................     4,684,718                4,511,768               2,165,934
                                   ==========                =========               =========
   Weighted-average fair values
    of options granted during
    the year ..................  $       0.41               $     0.78              $     0.39
                                 ============               ==========              ==========


                                         WEIGHTED-AVERAGE     WEIGHTED                     WEIGHTED
       RANGE OF             NUMBER           REMAINING         AVERAGE        NUMBER       AVERAGE
       EXERCISE          OUTSTANDING        CONTRACTUAL       EXERCISE     EXERCISABLE     EXERCISE
        PRICES            12/28/1998        LIFE (YRS.)         PRICE      AT 12/28/98      PRICE
---------------------   -------------   ------------------   ----------   -------------   ---------
    $0.375 to $2.00       7,728,552              8.8             0.66       4,360,690         0.84
     $2.01 to $3.00         163,790              1.4             2.62         161,382         2.62
     $3.01 to $4.00          12,900              5.9             3.27           8,100         3.28
     $4.01 to $5.00              --              --               --               --          --
     $5.01 to $6.00         156,946              1.5             5.25         154,546         5.24
---------------------     ---------              ---             ----       ---------         ----
   $0.375 to $20.00       8,062,188              8.5             0.80       4,684,718         1.05
=====================     =========              ===             ====       =========         ====

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

     On December 15, 1998, the Company repriced options granted under the 1991 Stock Option Plan and options issued outside of a plan. The new option price is $0.375, the closing market price at December 15, 1998. As a result of this transaction, 3,727,924 options in the 1991 Stock Option Plan

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8: STOCK OPTION PLANS--(CONTINUED)

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


                                                  FISCAL YEAR END
                           --------------------------------------------------------------
                            DECEMBER 29, 1998     DECEMBER 29, 1997     DECEMBER 30, 1996
                           -------------------   -------------------   ------------------
   As Reported .........        $ (5,344)             $ (12,882)           $ (46,409)
   Pro Forma ...........        $ (6,891)             $ (14,896)           $ (47,829)
   As Reported .........        $  (0.07)             $   (0.20)           $   (0.90)
   Pro Forma ...........        $  (0.09)             $   (0.23)           $   (0.93)

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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10: ACCOUNTING CHARGES AND LOSS PROVISIONS--(CONTINUED)

     A summary of the accounting charges and loss provisions for 1998, 1997 and 1996 is as follows:


                                                             SUPPLEMENTAL SCHEDULE OF
                                                      ACCOUNTING CHARGES AND LOSS PROVISIONS
                                      -----------------------------------------------------------------------
                                       BALANCE AT      ADDITIONS
                                        BEGINNING     CHARGED TO        CASH        NON-CASH      BALANCE AT
DESCRIPTION                              OF YEAR        EXPENSE       OUTLAYS      DEDUCTIONS     END OF YEAR
-----------------------------------   ------------   ------------   -----------   ------------   ------------
   Year ended December 28, 1998:
    Impairment of long-lived
     assets .......................      $   --         $ 1,757      $     --      $  (1,757)       $   --
    Losses on assets to be
     disposed of ..................       2,740           1,196        (1,635)          (236)        2,065
    Other loss provisions .........       1,290              --           (85)            --         1,205
                                         ------         -------      --------      ---------        ------
                                         $4,030         $ 2,953      $ (1,720)     $  (1,993)       $3,270
                                         ======         =======      ========      =========        ======
   Year ended December 29, 1997:
    Impairment of long-lived
     assets .......................      $   --         $   565      $     --      $    (565)       $   --
    Losses on assets to be
     disposed of ..................       3,800             312        (1,695)           323         2,740
    Other loss provisions .........       2,357             150           (76)        (1,141)        1,290
                                         ------         -------      --------      ---------        ------
                                         $6,157         $ 1,027      $ (1,771)     $  (1,383)       $4,030
                                         ======         =======      ========      =========        ======
   Year ended December 30, 1996:
    Impairment of long-lived
     assets .......................      $   --         $14,782      $     --      $ (14,782)       $   --
    Losses on assets to be
     disposed of ..................       2,124           7,131          (943)        (4,512)        3,800
    Other loss provisions .........       1,004           1,992            --           (639)        2,357
                                         ------         -------      --------      ---------        ------
                                         $3,128         $23,905      $   (943)     $ (19,933)       $6,157
                                         ======         =======      ========      =========        ======



     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. These costs include rents, property taxes, insurance, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to three years.


NOTE 11: COMMITMENTS AND CONTINGENCIES

     a) LEASE COMMITMENTS -- The Company leases restaurant properties and office space under operating lease agreements. These operating leases generally have five to ten-year terms with options to renew. Base rent expense on these properties was approximately $7.9 million in 1998, $9.1 million in 1997, and $8.0 million in 1996. On December 1, 1998, the Company entered into two lease agreements, which have been recorded as obligations under capital lease, with Granite Financial Inc., a wholly-owned subsidiary of Fidelity, whereby the Company leased security equipment for its restaurants costing $659,000. The first lease agreement is payable monthly at approximately $13,000 including effective interest at 13.08%. The second lease is payable at approximately $9,000, including effective interest at 10.90%. Both of these leases have terms of

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11: COMMITMENTS AND CONTINGENCIES--(CONTINUED)

three years. Additionally, the Company leases various restaurant facilities which are recorded as capital leases with effective interest rates ranging from 11.3% to 15.8%.

     Future minimum lease payments under capital leases and operating leases as of December 28, 1998 are approximately as follows:


                                                           CAPITAL     OPERATING
FISCAL YEAR                                                 LEASES      LEASES
--------------------------------------------------------  ---------   ----------
   1999 ................................................   $  544      $ 8,412
   2000 ................................................      564        8,549
   2001 ................................................      471        8,204
   2002 ................................................      110        7,045
   2003 ................................................       35        6,005
   Thereafter ..........................................       --       42,936
                                                           ------      -------
   Total minimum lease commitments .....................   $1,724      $81,151
   Less amounts representing interest, rates ranging
    from 10.9% to 15.8% ................................     (332)
                                                           ------
   Present value of minimum lease payments .............    1,392
   Current portion of capital lease obligations ........     (383)
                                                           ------
   Long-term obligations under capital lease ...........   $1,009
                                                           ======

     b) SELF INSURANCE -- The Company is self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

     c) LITIGATION -- Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

     GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court Complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21 (hereinafter the "Power Burgers Litigation"). The original Complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, President and Director of Powers Burgers, Inc. (hereinafter "Powers Burgers") a Checkers franchisee. The original Complaint further alleged that Ms. Greenfelder and Powers Burgers were induced into entering into various agreements and personal guarantees with the Company based upon misrepresentations by the Company and its officers and that the Company violated provisions of Florida's Franchise Act and Florida's Deceptive and Unfair Trade Practices Act. The original Complaint alleged that the Company is liable for all damages caused to the Plaintiffs. The Plaintiffs seek damages in an unspecified amount in excess of $2,500,000 in connection with the claim of intentional infliction of emotional distress, $3,000,000 or the return of all monies invested by the Plaintiffs in Checkers' franchises in connection with the misrepresentation of claims, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Court has granted, in whole or in part, three (3) Motions to Dismiss the Plaintiffs' Complaint, as amended, including an Order entered on February 14, 1997, which dismissed

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11: COMMITMENTS AND CONTINGENCIES--(CONTINUED)


the Plaintiffs' claim of intentional infliction of emotional distress, with prejudice, but granted the Plaintiffs leave to file an amended pleading with respect to the remaining claims set forth in their Amended Complaint. A third Amended Complaint has been filed and an Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions has been filed by the Company. In response to the Court's dismissal of certain claims in the Power Burgers Litigation, on May 21, 1997, a companion action was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED
D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI, asserting, in relevant part, the same causes of action as asserted in the Power Burgers Litigation. An Answer, Affirmative Defenses, and a Counterclaim to recover unpaid royalties and advertising fund contributions have been filed by the Company. On February 4, 1998, the Company terminated Power Burgers, Inc.'s, Power Burgers of Avon Park, Inc.'s and Power Burgers of Sebring, Inc.'s franchise agreements and thereafter filed two Complaints in the United States District Court for the Middle District of Florida, Tampa Division, styled CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWER BURGERS OF AVON PARK, INC., Case No. 98-409-CIV-T-17A and CHECKERS DRIVE-IN RESTAURANTS, INC. V. POWERS BURGERS, INC. Case No. 98-410-CIV-T-26E. The Complaint seeks, inter alia, a temporary and permanent injunction enjoining Power Burgers, Inc. and Power Burgers of Avon Park, Inc.'s continued use of Checkers' Marks and trade dress. A Motion to Stay the foregoing actions pending a resolution of the lawsuits pending in the Sixth Judicial Circuit in and for Pinellas County, Florida described above has been granted by the United States District Court. The Company denies all wrongdoing and intends to continue to defend the lawsuits vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


     CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES
F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11: COMMITMENTS AND CONTINGENCIES--(CONTINUED)


appropriate. The Company filed an Answer to the Amended Counterclaim, but on October 21, 1998, the court dismissed the Amended Counterclaim based on Counterclaimants failure to comply with certain Court rules relating to the prosecution of the claims. The Court's dismissal is the subject of a pending Motion for Reconsideration. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. On December 15, 1998, the court granted the Company's Motion to Convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. Additionally, on February 1, 1999, the bankruptcy Court granted the Company's Motion to Lift the Automatic Stay imposed by 11 U.S.C Section 362 to allow the Company to proceed with the disposition of the property which is the subject of its mortgage. The adversary Complaint and Counterclaim in the bankruptcy proceedings remain pending. The Company denies all wrongdoing and intends to continue to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     TEX-CHEX. INC. ET AL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET. AL. On February 4, 1997, a Petition was filed against the Company and two former officers and directors of the Company in the District Court of Travis County, Texas 98th Judicial District, ENTITLED TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN and numbered as Case No. 97-01335 on the docket of said court. The original Petition generally alleged that Tex-Chex, Inc. and the individual Plaintiffs were induced into entering into two franchise agreements and related personal guarantees with the Company based on fraudulent misrepresentations and omissions made by the Company. On October 2, 1998, the Plaintiffs filed an Amended Petition realleging the fraudulent misrepresentations and omission claims set forth in the original Petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. The Company denies all wrongdoing and intends to defend the causes of action asserted in the amended Petition against the Company and the individual defendants vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.


     CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11: COMMITMENTS AND CONTINGENCIES--(CONTINUED)


Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion to dismiss seven of the nine causes of action set forth in the Counterclaim which remain pending. The Company denies all wrongdoing and intends to defend the causes of action asserted in the Counterclaim against the Company and Mr. Brown vigorously. The matter is in the pre-trial stages and no estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

     FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence
V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the compliant. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company denies all wrongdoing and intends to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11: COMMITMENTS AND CONTINGENCIES--(CONTINUED)


stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company denies all wrongdoing and intends to defend the lawsuit vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


     d) PURCHASE COMMITMENTS -- The Checkers Drive-In Restaurant chain, which includes both the Company and franchisee-owned stores together, has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by these agreements aggregate approximately $66.9 million in 1999 and a total of $83.3 million for the years 2000 through 2004.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents selected quarterly financial data for the periods indicated (in 000's, except per share data):


                                                      FIRST         SECOND        THIRD        FOURTH
                                                     QUARTER       QUARTER       QUARTER       QUARTER
                                                  ------------   -----------   -----------   ----------
   1998
   Net revenues ...............................    $  37,003      $ 34,826      $ 32,585      $ 41,294
   Impairment of long-lived assets ............           --            --            --         1,757
   Losses on assets to be disposed of .........           63            63           251           819
   Income (loss) from operations ..............        1,624         1,064          (246)       (2,124)
   Net income (loss) ..........................          394          (207)       (1,469)       (4,062)
   Net income (loss) per common share
    (basic and diluted) .......................    $    0.01      $     --      $  (0.02)     $  (0.07)

   1997
   Net revenues ...............................    $  34,157      $ 33,713      $ 32,733      $ 43,290
   Impairment of long-lived assets ............           --            --            --           565
   Losses on assets to be disposed of .........           --            --            --           312
   Loss provisions ............................           --            --            --           150
   (Loss) income from operations ..............       (1,818)          102          (304)       (1,958)
   Net loss ...................................       (5,181)       (1,469)       (1,738)       (3,798)
   Preferred dividends ........................           --            --           696            --
   Net loss to common shareholders ............       (5,181)       (1,469)       (2,434)       (3,798)
   Net loss per common share
    (basic and diluted) .......................    $   (0.09)     $  (0.02)     $  (0.04)     $  (0.05)


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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13: SUBSEQUENT EVENTS--(CONTINUED)



     The business combination under the Merger will be accounted for under the purchase method. The Merger transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will receive the larger portion (51.8%) of the voting interests in the combined enterprise. For purposes of computing the resulting voting interests, exercisable options and warrants with exercise prices that exceed the market value of the common stock of the respective company have been excluded. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value (See Note 14 for unaudited proforma information).


     See Note 2: "Liquidity", for additional information on events occurring subsequent to December 28, 1998.

NOTE 14: PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14: PRO FORMA INFORMATION (UNAUDITED)--(CONTINUED)



     The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of the Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of the Checkers common shares at $0.531 and a one-for-twelve reverse split, assuming the Merger had occurred December 28, 1998:




                                                        CHECKERS            RALLY'S
                                                      DECEMBER 28,       DECEMBER 28,        PRO FORMA
                                                          1998               1998           ADJUSTMENTS       MERGED
                                                     --------------   ------------------   -------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   ASSETS:
   Current assets ................................     $  12,298           $ 11,736           $      --      $  24,034
   Property and equipment, net ...................        78,390             61,914                            140,304
   Investment in affiliate, including net
    goodwill of $11,861, net of
    accumulated amortization .....................            --             23,001 A)          (23,001)            --
   Intangibles, net of accumulated
    amortization .................................        10,123             23,880 G)           18,714         52,717
   Other assets, net of accumulated
    amortization .................................         1,288              2,775                  --          4,063
                                                       ---------         -------------        ---------      ---------
                                                       $ 102,099           $123,306           $  (4,287)     $ 221,118
                                                       =========         =============        =========      =========
   LIABILITIES:
   Current liabilities ...........................        18,608             15,865               1,500         35,973
   Senior notes, net of discount, less
    current maturities ...........................            --             55,768                  --         55,768
   Long-term debt and capital lease
    obligations, less current maturities .........        29,654             13,049                  --         42,703
   Minority interests in joint ventures ..........           802                 --                  --            802
   Other long-term liabilities ...................         8,427              4,105                  --         12,532
                                                       ---------         -------------        ---------      ---------
    Total liabilities ............................        57,491             88,787               1,500        147,778
   STOCKHOLDERS' EQUITY:
   Preferred stock ...............................            --                 --                  --             --
   Common stock ..................................            73              2,961 C)           (3,025)             9
   Additional paid-in capital ....................       121,579             97,346 D)          (81,914)       137,011
   Retained deficit ..............................       (76,644)           (63,680)E)           76,644        (63,680)
                                                       ---------         -------------        ---------       --------
                                                          45,008             36,627              (8,295)        73,340
   Less treasury stock, at cost ..................          (400)            (2,108)F)            2,508             --
                                                       ---------          -------------       ---------       --------
    Net stockholders'equity ......................        44,608             34,519              (5,787)        73,340
                                                       ---------          -------------       ---------       --------
                                                       $ 102,099            $123,306          $  (4,287)     $ 221,118
                                                       =========          =============       =========      =========

----------------
A) Pro forma adjustment to record the elimination of Rally's original investment of $11,140 in Checkers common stock, and the reclassification to intangibles of $11,861 of goodwill associated with Rally's investment in Checkers.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14: PRO FORMA INFORMATION (UNAUDITED)--(CONTINUED)

B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.

C) Pro forma adjustment to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19) and to effect a one-for-twelve reverse split, ($103).

D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share, $28,767 which is net of related par value, eliminate the previous treasury stock of Rally's, ($2,108); eliminate the previous additional paid-in capital account of Checkers, ($121,579); to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders, ($58); to eliminate the previous common stock account of Rally's, $2,961; to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split, $103.

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

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14: PRO FORMA INFORMATION (UNAUDITED)--(CONTINUED)



     The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1997:





                                                  CHECKERS            RALLY'S
                                                FISCAL YEAR         FISCAL YEAR
                                                   ENDED               ENDED          PRO FORMA
                                             DECEMBER 28, 1998   DECEMBER 28, 1998   ADJUSTMENTS      MERGED
                                            ------------------- ------------------- ------------- -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   TOTAL REVENUES .........................      $145,708            $144,952                       $ 290,660
                                                 --------            --------                       ---------
   COSTS AND EXPENSES:
   Restaurant operating costs .............       119,416             113,782                         233,198
   Advertising expense ....................         6,921               9,853                          16,774
   Other expenses .........................           516                 647                           1,163
   Other depreciation and amortization.....         2,275               2,503 H)          842           5,620
   General and administrative
    expense ...............................        13,309              13,404 I)         (380)         26,333
   SFAS 121 provisions ....................         2,953               3,362              --           6,315
                                                 --------            --------            ----       ---------
     Total cost and expenses ..............       145,390             143,551             462         289,403
                                                 --------            --------            ----       ---------
     Operating income (loss) ..............           318               1,401            (462)          1,257
                                                 --------            --------            ----       ---------
   Other income (expense):
     Interest expense .....................        (6,007)            (7,145)                         (13,152)
     Loss (income) net of
       amortization on investment in
       affiliate ..........................            --             (2,019) J)        2,019              --
     Interest income ......................           272                480               --             752
                                                 --------            -------            -----       ---------
   Loss before minority interest and
    income tax expense (benefit) ..........        (5,417)            (7,283)           1,557         (11,143)
   Minority interests in operations of
    joint ventures ........................           (73)                --               --             (73)
                                                 --------            -------            -----       ---------
   Loss before income tax
    expense (benefit) .....................        (5,344)            (7,283)           1,557         (11,070)
   Income tax expense (benefit) ...........            --                252               --             252
                                                 --------            -------            -----       ---------
   Net (loss) earnings ....................        (5,344)            (7,535)           1,557         (11,322)
                                                 ========            =======            =====       =========
   Comprehensive (loss) earnings ..........      $ (5,344)           $(7,535)           $1,557      $ (11,322)
                                                 ========            =======            =====       =========
   Net loss per common share (basic
    and diluted) ..........................      $  (0.07)           $ (0.28)                        $   (1.21)
                                                 ========            =======                        =========
   Weighted average number
    of common shares (basic
    and diluted) ..........................        73,388             27,170                      K)     9,388
                                                 ========            =======                        =========


----------------
H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.

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

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Directors and executive officers of Checkers Drive-In Restaurants, Inc. (the "Company") and the positions they hold. Executive officers serve at the pleasure of the Board of Directors.


NAME                      AGE    POSITION
----------------------   -----   -----------------------------------------------------------------
William P. Foley, II      54     Chairman of the Board of Directors (term expiring in 1999);
                                 Nominee for Director with term expiring in 2002
James J. Gillespie        48     President, Chief Executive Officer and Director (term expiring in 2001)
Harvey Fattig             58     Executive Vice President and Chief Operating Officer
Joseph N. Stein (1)       38     Executive Vice President and Chief Administrative Officer
Richard A. Peabody        38     Senior Vice President and Chief Financial Officer
James T. Holder           40     Senior Vice President, General Counsel and Secretary
Terry N. Christensen      58     Director (term expiring in 2001);
Clarence V. McKee         56     Director (term expiring in 1999); Nominee for Director with term expiring in 2002
Peter C. O'Hara           43     Director (term expiring in 2001)
Burt Sugarman             60     Director (term expiring in 2000)
C.Thomas Thompson         49     Director (term expiring in 1999); Nominee for Director with term expiring in 2002

----------------
(1) Mr. Stein resigned as an officer of Checkers and Rally's effective April 8, 1999.

     William P. Foley, II has served as a director of Checkers since November 1996 and as Chairman of the Board since June 1997. Mr. Foley has been the Chairman of the Board of Santa Barbara Restaurant Group, Inc. since July 1997. He has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE Restaurants, Inc., owner, operator and franchisor of quick-service restaurants, primarily under the Carl's Jr. and Hardee's brand names, and as Chairman of the Board of Rally's and is a director of Micro General Corporation, Miravant Medical Technologies and Fresh Foods, Inc.

     James J. Gillespie has served as Chief Executive Officer of Checkers, and as President and Chief Executive Officer of Rally's, since November 1997 and as a director of Checkers and Rally's since December 1997. Mr. Gillespie has served as President of Checkers since February 1998. He served as President of the Applebee's Division of Apple South, Inc., franchisee of 254 Applebee restaurants from January to October 1997. Prior thereto, Mr. Gillespie served since 1976 in various capacities with Long John Silver's, Inc., operator and franchisor of Long John Silver's restaurants, including as Senior Vice President-Franchise Operations and, prior to that position, as Divisional Vice President, Southwest Division. Checkers and Rally's share the costs related to the employment of Mr. Gillespie and other shared executive officers. See "-- Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

     Harvey Fattig has served as Chief Operating Officer of Checkers and Rally's since March 1998. Mr. Fattig served as Regional Vice President of Long John Silver's, Inc. from March 1990 through February 1998.

     Joseph N. Stein served as Executive Vice President and Chief Administrative Officer of Checkers from January 1997 to April 1999 and as Executive Vice President and Chief Financial Officer of Rally's from December 1997 to April 1999. He served as Chief Financial Officer of Checkers from January 1997 to January 1998. From May 1995 through December 1996, Mr. Stein was Senior Vice President and Chief Financial Officer for Carl Karcher Enterprises, Inc. For more than five years prior to his employment with Carl Karcher Enterprises, Inc., Mr. Stein was Senior Vice President, Director, National Agency Operation at Fidelity National Title Company.

     Richard A. Peabody has served as Vice President and Chief Financial Officer of Checkers since January 1998 and was appointed Senior Vice President and Chief Financial Officer of Checkers and Rally's on April 8, 1999. From December 1996 to December 1997, Mr. Peabody was Chief Administrative Officer of Taco Bueno Restaurants, Inc., a subsidiary of CKE. For more than five years prior to his employment with Taco Bueno Restaurants, Inc., Mr. Peabody was Division Controller at Black-eyed Pea Management Corp.

     James T. Holder has served as a Senior Vice President and General Counsel of Checkers since January 1997 and as Senior Vice President, General Counsel and Secretary of Rally's since December 1997. He served as Chief Financial Officer of Checkers from May to December 1996 and has served as Secretary of Checkers since October 1995. Mr. Holder served as Vice President and General Counsel of Checkers from September 1995 to June 1996, as senior legal counsel for Checkers from December 1994 through April 1995 and corporate counsel from November 1993 through November 1994. Mr. Holder was engaged in the private practice of law from January 1991 to November 1993, in Tampa, Florida.

     Terry N. Christensen has served as a director of Checkers since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD., Rally's and MGM Grand, Inc. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for Checkers and Rally's during 1998 and will perform legal services for Checkers in 1999. Such services have related to litigation, compliance with securities laws and other business matters.

     Clarence V. McKee has served as a director of Checkers since June 1996. Mr. McKee has been the President and Chief Executive Officer of McKee Communications, Inc., a Tampa, Florida based company engaged in the acquisition and management of communications companies, since October 1992. From 1987 to October 1992, Mr. McKee was the co-owner, Chairman and Chief Executive Officer of WTVT-Inc., the licensee of television channel 13 in Tampa, Florida. Mr. McKee is a member of the boards of directors of the Florida Progress Corporation and its subsidiary, Florida Power Corporation. He is a former chairman of the Florida Association of Broadcasters.

     Burt Sugarman has served as a director of Checkers since June 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT for more than the past five years and served as the Chief Executive Officer of Rally's from 1990 and as the Chairman of the

Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's in November 1994 and resigned such office in October 1997. Mr. Sugarman is a Director of GIANT, Rally's, and Santa Barbara Restaurant Group, Inc.

     C. Thomas Thompson has served as a director of Checkers since November 1996 and as Vice Chairman of the Board of Directors since December 1996. He also served as Chief Executive Officer of Checkers from December 1996 to November 1997. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE, since October 1994 and as President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Santa Barbara Restaurant Group and Rally's.

     Peter C. O'Hara has served as a director of Checkers since June 1998. He has served as president of Capital Management of L. I., N.Y., Inc., a Checkers franchise area developer for Long Island, New York, since March 1994. Prior thereto, from June 1990 to April 1994, Mr. O'Hara served as Chief Operating Officer and a director of Pudgie's Famous Chicken, Ltd., owner, operator and franchisor, primarily in New York state, of quick service restaurants featuring skinless fried chicken.

     No family relationships exist between any of the directors of Checkers, the persons who are currently Rally's directors but not Checkers directors and the executive officers of Checkers. There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Checkers' directors, officers and holders of more than 10% of Checkers common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Checkers common stock and any other equity securities of Checkers. To Checkers' knowledge, based solely upon a review of the forms, reports and certificates filed with Checkers by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1998, except as follows: Richard A. Peabody filed one Form 3 late and Burt Sugarman, James T. Holder, Clarence V. McKee and Wendy A. Beck each filed one Form 5 late.

ITEM 11. EXECUTIVE COMPENSATION

     The following table is a summary of the compensation paid or accrued by Checkers for the last three fiscal years for services in all capacities to each of the persons who qualified as a "named executive officer" under Item 402(b) of Regulation S-K. The amounts shown below are the total compensation received for services to both Checkers and Rally's. Based upon the management services agreement, Checkers and Rally's paid 50.1% and 49.9% of the 1998 compensation, excluding bonuses and relocation expenses which were incurred only by Checkers.

                          SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                                                     ANNUAL COMPENSATION                            AWARDS
                                -------------------------------------------------------------   -------------
                                                                                                   CHECKERS
                                                                                  OTHER           SECURITIES
                                                                                 ANNUAL           UNDERLYING
                                            SALARY           BONUS            COMPENSATION         OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR        ($)              ($)                ($) (1)           (#) (2)       COMPENSATION
-----------------------------   ------   -----------   -----------------   ------------------   -------------   -------------
James J. Gillespie(3)           1998      $282,500        $       --           $  45,304(4)        600,000           $
 Chief Executive Officer        1997        45,067            50,000                                    --             --
Harvey Fattig(5)                1998      $147,404        $       --           $      --           588,000           $
 Executive Vice President
 and Chief Operating Officer
Joseph N. Stein(6)              1998      $200,000        $  150,000(7)        $      --           538,000           $
 Executive Vice President       1997       189,230                --             108,441(8)        250,000             --
 and Chief Administrative
 Officer
James T. Holder                 1998      $180,000        $  144,000(7)        $      --           380,000           $ --
 Senior Vice President,         1997       179,231                --                  --           100,000             --
 General Counsel and            1996       140,350            23,077                  --            90,500             --
 Secretary
Richard A. Peabody(9)           1998      $124,259        $       --           $  36,839(10)       308,000           $ --
 Senior Vice President and
 Chief Financial Officer
Richard E. Fortman(11)          1998      $ 35,384        $  200,000(7)        $      --                --           $ --
                                1997       189,230                --                  --           250,000             --

----------------

 (1) Certain other perquisites were provided to certain of the executives named above, but in no event did the value of the perquisites provided in any year exceed 10% of the amount of the executive's salary for that year.

 (2) With the exception of the Checkers options granted to Mr. Stein and Mr. Fortman in 1997, the Checkers options listed were granted pursuant to Checkers' 1991 stock option plan. In December 1998, outstanding options under Checkers plans, including options granted earlier in 1998, as well as the option granted to Mr. Stein in 1997, were cancelled and reissued. See "Management -- Executive Compensation -- Option Grants in Last Fiscal Year" on page .

 (3) Mr. Gillespie was appointed Chief Executive Officer of Checkers and Rally's in November 1997.

 (4) Includes relocation expenses ($9,809) and travel ($34,194).

 (5) Mr. Fattig was appointed Executive Vice President and Chief Operating Officer in March 1998.

 (6) Mr. Stein was appointed Executive Vice President and Chief Administrative Officer of Checkers in January 1997 and subsequently assumed the Chief Financial Officer position. He relinquished his position as Checkers Chief Financial Officer in January 1998. He was appointed Executive Vice President and Chief Financial Officer of Rally's in December 1997. He resigned as an officer of Checkers and Rally's effective April 8, 1999.

 (7) Bonuses paid to Messrs. Stein, Holder and Fortman in 1998 were based on 1997 results but paid in 1998.

 (8) Consists of relocation expenses ($108,221).

 (9) Mr. Peabody was appointed Vice President and Chief Financial Officer in January 1998.

(10) Includes relocation expenses ($36,718).

(11) Mr. Fortman was appointed President and Chief Operating Officer of Checkers in January 1997. He resigned from Checkers in February 1998.

OPTION GRANTS IN LAST FISCAL YEAR

     The following tables set forth information regarding options granted to the Named Executive Officers during fiscal 1998.

                                                                                                POTENTIAL
                                                                                           REALIZABLE VALUE AT
                                                                                             ASSUMED ANNUAL
                                                                                             RATES OF STOCK
                                                                                           PRICE APPRECIATION
                                                INDIVIDUAL GRANTS (1)                      FOR OPTION TERM (2)
                             ----------------------------------------------------------- -----------------------
                                 NUMBER OF          % OF
                                SECURITIES          TOTAL
                                UNDERLYING         OPTIONS        EXERCISE
                                  OPTIONS        GRANTED TO       OR BASE
                                  GRANTED         EMPLOYEES        PRICE      EXPIRATION
NAME                                (#)        IN FISCAL YEAR    ($/SHARE)       DATE       5% ($)     10% ($)
---------------------------- ---------------- ---------------- ------------- ----------- ----------- -----------
James J. Gillespie .........      300,000(3)         4.1%      $ 0.84375       4/27/08    $159,189    $403,416
                                  300,000(4)         4.1%        0.375         4/27/08      65,226     162,359
                                  ---------          ---
                                  600,000            8.2%
                                  =========          ===
Harvey Fattig ..............      294,000(3)         4.0%      $ 1.000         4/27/08    $184,895    $468,560
                                  294,000(4)         4.0%        0.375         4/27/08      63,922     159,112
                                  ---------          ---
                                  588,000            8.1%
                                  =========          ===
Richard A. Peabody .........      154,000(3)         2.1%      $ 1.000         4/27/08    $ 96,850    $245,436
                                  154,000(4)         2.1%        0.375         4/27/08      33,483      83,344
                                  ---------          ---
                                  308,000            4.2%
                                  =========          ===
Joseph N. Stein ............      144,000(3)         2.0%      $ 1.000         4/27/08    $ 90,561    $229,499
                                  144,000(4)         2.0%        0.375         4/27/08      31,309      77,932
                                  250,000(4)         3.4%        0.375          1/6/07      45,207     108,475
                                  ---------          ---
                                  538,000            7.4%
                                  =========          ===
James T. Holder ............       90,000(3)         1.2%      $ 1.000         4/27/08    $ 56,601    $143,437
                                    1,000(4)         0.0%        0.375        12/31/03         105         232
                                    1,000(4)         0.0%        0.375          8/1/04         119         266
                                    7,500(4)         0.1%        0.375        12/21/04         961       2,180
                                   90,500(4)         1.2%        0.375         7/12/06      15,182      35,943
                                  100,000(4)         1.4%        0.375          1/6/07      18,083      43,390
                                   90,000(4)         1.2%        0.375         4/27/08      19,568      48,708
                                  ---------          ---
                                  380,000            5.2%
                                  =========          ===

----------------
(1) All options were granted pursuant to the 1991 Stock Option Plan.

(2) The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Exchange Act. Checkers does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Checkers common stock will appreciate at such rates.

(3) Options for Mr. Gillespie were issued on August 18, 1998 while options for other executives were issued on April 27, 1998. These options were cancelled on December 15 pursuant to the issuance of repriced options.

(4) Represents reissuance of repriced options on December 15, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     Set forth below is information with respect to Checkers options exercised by the executives named in the Summary Compensation table during fiscal 1998 and the number and value of unexercised stock options held by such executives at the end of the fiscal year.

                                                                   NUMBER OF             VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                 AT FY-END (#)             AT FY-END ($) (1)
                                                          --------------------------- --------------------------
                          SHARES ACQUIRED       VALUE
NAME                      ON EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------ ----------------- -------------- --------------------------- --------------------------
James J. Gillespie .....        -0-            -0-               -0-/300,000                   -0-/-0-
Harvey Fattig ..........        -0-            -0-               -0-/294,000                   -0-/-0-
Joseph N. Stein ........        -0-            -0-           250,000/144,000                   -0-/-0-
James T. Holder ........        -0-            -0-           174,875/115,125                   -0-/-0-
Richard A. Peabody .....        -0-            -0-               -0-/154,000                   -0-/-0-
Richard E. Fortman .....

----------------
(1) Based upon the difference between the exercise price and the closing price of Checkers common stock ($.3125) as reported on the NASDAQ National Market on December 28, 1998.

COMPENSATION OF DIRECTORS

     Directors who are not employees are compensated on the basis of $1,000 plus out-of-pocket expenses for each Board and committee meeting attended. Non-employee Directors also participate in the 1994 Stock Option Plan for Non-Employee Directors, which provides for the automatic grant to each non-employee Director, upon election to the Board of Directors, of a non-qualified, ten-year option to acquire 100,000 shares of the Company's Common Stock, with the subsequent automatic grant on the first day of each first day of each fiscal year thereafter during the time such person is serving as a non-employee Director of a non-qualified, ten-year option to acquire an additional 20,000 shares of Common Stock. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. One-fifth of each initial option granted pursuant to such Plan prior to August 6, 1997 become exercisable on a cumulative basis on each of the first five anniversaries of the date of the grant of such option. One-third of each annual option granted pursuant to such Plan prior to August 6, 1997 becomes exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. All options granted pursuant to this Plan on or after August 6, 1997 are exercisable immediately upon grant. Options are exercisable whether or not the Non-Employee Directors, at the time of exercise, an eligible member of the Board of Directors, unless the Director is removed for cause. Directors who are employees of the Company receive no extra compensation for their services as Directors.

EMPLOYMENT AGREEMENTS

     Effective November 10, 1997, the Company, Rally's and James J. Gillespie entered into an employment agreement, pursuant to which Mr. Gillipsie serves as the Chief Executive Officer and a Director of the Company and President, Chief Executive Officer and a Director of Rally's. The term of employment is for two years, subject to automatic renewal by the Company and Rally's for one-year periods thereafter, at an annual base salary of $282,500. Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Rallys'. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Rally's common stock, $.10 per value per share ("Rally's Common Stock"), and became entitled to receive a signing bonus of $50,000. The option vests in three equal annual installments commencing on November 10, 1998; provided, that if the term of the agreement is not extended to November 10, 2000, the option becomes fully vested on November 10, 1999. Mr.Gillespie is entitled to choose to participate in either the Company's or Rally's employee benefit plans and programs and is entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired terms of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dihonesty, insubordination or other act that has a direct substantial and adverse effect on the reputation of the Company or Rally's or their relationships with their customers or employees. Mr.Gillespie has agreed too keep confidential all nonpublic information about the Company and Rally's during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not during his employment, engage in, any business which is competitive with either the Company or Rally's. The Company and Rally's intend to share the costs associated with this agreement. See "Compensation Committee Interlocks and Insider Participation."

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

     On November 22, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with CKE, as agent of the various lenders named therein (the "Lenders"). The Lenders include CKE, Fidelity, C. Thomas Thompson, William P. Foley, Burt Sugarman and KCC Delaware Company, a wholly owned subsidiary of GIANT. Pursuant to the Restated Credit Agreement, the Company's primary debt aggregating approximately $35.8 million principal amount, which had been acquired by the Lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 31, 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $6.0 million in restructuring fees and charges. In connection with the restructuring, the Company issued to the Lenders warrants to purchase an aggregate of 20 million shares of Common Stock at an exercise price of $0.75 per share, the approximate market price of the Common Stock on the day prior to the announcement of the acquisition of the Company's debt by the Lenders. The Lenders specified above received warrants in the following amounts:
CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490; William P. Foley, II, 854,700; Burt Sugarman, 712,250; and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of Common Stock underlying their warrants.

     On February 20, 1997, the Company received $19.5 million in consideration for issuing an aggregate of 8,771,929 shares of Common Stock and 87,719 shares of the Company's Series A Preferred in a private placement. The per share purchase price for the Common Stock was $1.14, based upon the closing price ($1.34) of the Common Stock on December 16, 1996, the day prior to the approval of the transaction by the Board of Directors, less a discount for the fact that such shares are not freely transferable for a one-year period. The purchasers in the private placement included: CKE (6,162,299 shares of Common Stock and 61,636 shares of Series A Preferred Stock); Fidelity (438,5965 shares of Common Stock and 4,385 shares of Series A Preferred Stock); C. Thomas Thompson (21,929 shares of Common Stock and 219 shares of Series A Preferred Stock); William P. Foley, II (219, 298 shares of Common Stock an 2,192 shares of Series A Preferred Stock). The purchasers in the private placement also received certain piggyback and demand registration rights and agreed not to sell any shares of Common Stock received in the private placement in the open market for a one-year period. The Series A Preferred Stock was converted into an aggregate of 9,383,118 shares of Common Stock upon approval of such conversion by the Company's stockholders on August 6, 1997.

     Effective November 30, 1997, the Company and Rally's entered into a management services agreement (the "Management Services Agreement") pursuant to which the Company is providing key services to Rally's, including executive management, financial planning and accounting, franchise, purchasing and human resource. In addition, the Company and Rally's share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that entering into the Management Services Agreement and sharing certain executive officers will enable the Company and Rally's to take advantage of cost savings opportunities by facilitating the combination of administrative and operational functions. The total cost of the services provided by the Company in 1998 and 1997 was $5.6 million and $95,000, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The following table sets forth, as of May 12, 1999, information as to the beneficial ownership of Checkers common stock by: (i) each person serving Checkers as a director on such date, each nominee for director and each Rally's director who will become a Checkers director after the merger; (ii) each person who qualifies as a "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act; (iii) all of the current directors and executive officers of Checkers as a group; and (iv) each person known to Checkers as having beneficial ownership of more than 5% of Checkers common stock.

                                                     NUMBER OF
                                                      SHARES
                                                   BENEFICIALLY        PERCENT OF
NAME                                                 OWNED (1)         CLASS (2)
--------------------------------------------   --------------------   -----------
William P. Foley, II .......................         1,401,500(3)          1.9%
James J. Gillespie .........................                --               *
Harvey Fattig ..............................            98,000(4)            *
Joseph N. Stein ............................           318,000(5)            *
James T. Holder ............................           227,500(4)            *
Richard A. Peabody .........................            62,333(6)            *
Richard E. Fortman .........................
Terry N. Christensen .......................           546,800(4)            *
Clarence V. McKee ..........................           549,200(4)            *
Peter O'Hara ...............................           145,000(7)            *
Burt Sugarman ..............................         1,257,050(8)          1.7%
C. Thomas Thompson .........................           733,290(9)            *
All current Directors and executive officers
  as a group (11 persons) ..................         5,338,673             7.3%
Rally's Hamburgers, Inc. ...................        19,130,930            26.1%
14255 49th Street North
Building I
Clearwater, Florida 33762
CKE Restaurants, Inc. ......................         7,350,428(11)         9.1%
401 W. Carl Karcher Way
Anaheim, CA 92801

----------------
 *  Less than 1%

 (1) Based upon information furnished to Checkers by the named persons and information contained in filings with the Securities and Exchange Commission. Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their shares.

 (2) Based on 73,408,047 Checkers common shares outstanding as of May 12, 1999. Shares subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of class of the persons holding options or warrants but are not deemed outstanding for computing the percentage of class for any other person.

 (3) Includes 1,401,500 shares subject to options and warrants. Excludes 2,108,262 shares subject to warrants held by Fidelity and 7,350,428 shares subject to warrants held by CKE, as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is the Chairman of the Board and Chief Executive Officer of CKE and Fidelity. Mr. Foley may be deemed to be a controlling person of such entities.

 (4) Represents shares underlying options.

 (5) Includes 298,000 shares subject to options.

 (6) Includes 51,333 shares subject to options.

 (7) Includes 120,000 shares subject to options. Excludes 2,000 shares held by Mr. O'Hara's mother, as to which he disclaims beneficial ownership.

 (8) Includes 1,257,050 shares subject to options and warrants. Excludes 2,849,002 shares subject to warrants held by KCC Delaware Company, a wholly owned subsidiary of GIANT, of which Mr. Sugarman is Chairman of the Board, President and Chief Executive Officer, as to which Mr. Sugarman disclaims beneficial ownership.

 (9) Includes 733,290 shares subject to options and warrants.

(10) Includes 5,068,583 shares subject to options and warrants.

(11) Includes 7,350,428 shares subject to warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Item 10. Executive Compensation - Compensation Interlocks and Insider Participation" is incorporated herein by reference. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during 1998 and will perform legal servies for the Company in 1999. Such services have related to compliance with securities laws and other business matters.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT
 NO.         DESCRIPTION
--------     ------------------------------------------------------------------
(a) 1.0      The following Financial Statements of the Registrant are
             included in Part II, Item 8: Independent Auditors' Report
             Consolidated balance sheets -- December 28, 1998 and December 29,
             1997 Consolidated statements of operations -- years ended December
             28, 1998, December 29, 1997 and December 30, 1996. Consolidated statements of stockholders' equity -- years ended December 28, 1998, December 29, 1997 and December 30, 1996. Consolidated statements of cash flows -- years ended December 28, 1998, December
             29, 1997 and December 30, 1996. Notes to consolidated financial statements -- years ended December 28, 1998, December 29, 1997 and
             December 30, 1996.

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

EXHIBIT
 NO.         DESCRIPTION
--------     ------------------------------------------------------------------

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


10.1 Indemnification Agreement between the Company and James F. White, Jr. dated January 12, 1993.**

10.1.1 List of officers and directors with whom the Company has entered into indemnity agreements.**


10.2 1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company's Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.*


10.2.1 Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company's proxy statement dated May 15, 1998 is incorporated herein by reference.*


10.3 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.*

10.4 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

EXHIBIT
 NO.         DESCRIPTION
--------     ------------------------------------------------------------------

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

10.11 Employment Agreement between the Company and Michael T. Welch, dated July 26, 1996, as filed with the Commission as Exhibit 10.52 to the Company's Form 10-Q for the quarter ended June 17, 1996, is hereby incorporated by reference.*

10.12 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to the Company's Form 8-K, dated March 5, 1997, is hereby incorporated by reference.

10.13 Employment Agreement between the Company and David Miller, dated July 29, 1996, as filed with the Commission as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1996 (the "1996 10-K"), is hereby incorporated by reference.*

10.14 Employment Agreement between the Company and James T. Holder, dated November 22, 1996, as filed with the Commission as Exhibit 10.36 to the 1996 10-K, is hereby incorporated by reference.*

10.15 Warrant Agreement dated March 11, 1997, between the Company and Chasemellon Shareholder Services, L.L.C, as filed with the Commission as Exhibit 10.38 to the 1996 10-K, is hereby incorporated by reference

10.16 Employment Agreement dated November 10, 1997, between the Company, Rally's Hamburgers, Inc. and Jay Gillespie, as filed with the Commission as Exhibit 10.16 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.*

EXHIBIT
 NO.         DESCRIPTION
--------     ------------------------------------------------------------------

10.17 Management Services Agreement dated November 30, 1997, between the Company and Rally's Hamburgers, Inc. as filed with the Commission as Exhibit 10.17 to the Company's 1997 Annual Report Form 10-K, is hereby incorporated by reference.*

10.18 Agreement and Plan of Merger dated January 28, 1999, between the Company and Rally's Hamburgers, Inc., as filed with the Commission as Exhibit 10.18 to the Company's Form 10-K for the year ended December 28, 1998, is hereby incorporated by reference.

21 List of the subsidiaries of the Company, as filed with the Commission as Exhibit 21 to the Company's Form 10-K for the year ended December 28, 1998, is hereby incorporated by reference.

27 Financial Data Schedule, as filed with the Commission as Exhibit 27 to the Company's Form 10-K for the year ended December 28, 1998, is hereby incorporated by reference.


----------------
 * Management contract or compensatory plan or arrangement.
** Filed herewith.


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

(d)  Financial Statements Schedules:

        None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on May 28, 1999.

                             CHECKERS DRIVE-IN RESTAURANTS, INC.

                             BY: /s/   RICHARD A. PEABODY
                                 ---------------------------------------------
                                       Richard A. Peabody
                             Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

10.1 Indemnification Agreement between the Company and James F. White, Jr. dated January 12, 1993.

10.1.1 List of officers and directors with whom the Company has entered into indemnity agreements.