Form 10-Q
period 1999-06-14
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1999-07-30
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 14, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _____________________

                         Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                     58-1654960
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    identification no.)

  14255 49TH STREET NORTH, BUILDING 1
  SUITE 101
  CLEARWATER, FL                                          33762
-----------------------------------------           -------------------
  (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:  (727) 519-2000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 73,408,047 shares of Common Stock, par value $.001 per share, outstanding as of July 20, 1999.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                             PAGE

ITEM 1   FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS
              JUNE 14, 1999 AND DECEMBER 28, 1998............................3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              INCOME QUARTERS ENDED JUNE 14, 1999 AND JUNE 15, 1998
              AND TWO QUARTERS ENDED JUNE 14, 1999 AND JUNE 15, 1998 ........5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              TWO QUARTERS ENDED JUNE 14, 1999 AND JUNE 15, 1998 ............6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................13

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........20

PART II   OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS..................................................22

ITEM 2   CHANGES IN SECURITIES..............................................25

ITEM 3   DEFAULTS UPON SENIOR SECURITIES....................................25

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............25

ITEM 5   OTHER INFORMATION..................................................25

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...................................25

PART I.    FINANCIAL INFORMATION

ITEM 1               FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                        (UNAUDITED)
                                                          JUNE 14,     DECEMBER 28,
                                                           1999           1998
                                                        -----------    ------------
Current Assets:

Cash and cash equivalents:
    Restricted                                           $  1,417       $  1,738
    Unrestricted                                            1,737          2,925
Accounts receivable                                         1,317          1,327
Notes receivable, net - current portion                        64            224
Inventory                                                   2,113          2,068
Property and equipment held for sale                        2,766          2,755
Deferred loan costs - current portion                         137            793
Prepaid expenses and other current assets                   1,719            468
                                                         --------       --------
    Total current assets                                   11,270         12,298

Property and equipment, net ......................         76,994         78,390
Intangibles, net of accumulated amortization .....          9,710         10,123
Deferred loan costs - less current portion .......            419            378
Notes receivable, net-less current portion .......            243            252
Deposits and other non-current assets ............            566            658
                                                         --------       --------
                                                         $ 99,202       $102,099
                                                         ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           (UNAUDITED)
                                                                             JUNE 14,      DECEMBER 28,
                                                                               1999           1998
                                                                           ------------    -------------
Current Liabilities:

Current maturities of long-term debt and capital lease obligations           $  19,373      $   1,381
Accounts payable                                                                 5,600          5,896
Accrued wages, salaries and benefits                                             2,736          2,360
Reserves for restaurant relocations and abandoned sites                          1,234          1,635
Other accrued liabilities                                                        7,545          7,133
Deferred income-current portion                                                    207            203
                                                                             ---------      ---------
    Total current liabilities                                                   36,695         18,608

Long-term debt, less current maturities                                         10,399         28,645
Obligations under capital leases, less current maturities                        1,161          1,009
Deferred income, less current portion                                              514            848
Long-term reserves for restaurant relocations and abandoned sites                  276            430
Minority interests in joint ventures                                               586            802
Other noncurrent liabilities                                                     7,246          7,149
                                                                             ---------      ---------
    Total liabilities                                                           56,877         57,491

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
     outstanding                                                                  --             --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 73,408,047 at June 14, 1999 and

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares
     outstanding                                                                  --             --
Common stock, $.001 par value, authorized 150,000,000 shares, issued and outstanding 73,408,047 at June 14, 1999 and
      at December 28, 1998                                                          73             73
Additional paid-in capital                                                     121,579        121,579
Retained deficit                                                               (78,927)       (76,644)
                                                                             ---------      ---------
                                                                                42,725         45,008
Less treasury stock, at cost, 578,904 shares                                       400            400
                                                                             ---------      ---------
    Net stockholders' equity                                                    42,325         44,608
                                                                             ---------      ---------
                                                                              $ 99,202      $ 102,099
                                                                             =========      =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (In thousands except per share amounts)
                                  (UNAUDITED)


                                                           QUARTER ENDED            TWO QUARTERS ENDED
                                                       ----------------------     -----------------------
                                                       JUNE 14,      JUNE 15,     JUNE 14,       JUNE 15,
                                                         1999          1998         1999           1998
                                                       --------      --------     --------       --------
REVENUES:
Restaurant sales                                       $ 32,339      $ 33,003      $ 62,479      $ 68,110
Franchise revenues and fees                               1,721         1,756         3,281         3,600
Modular restaurant packages                                   6            67            19           119
                                                       --------      --------      --------      --------
    Total revenues                                     $ 34,066      $ 34,826      $ 65,779      $ 71,829
                                                       --------      --------      --------      --------
COSTS AND EXPENSES:
Restaurant food and paper costs                           9,711        10,343        18,800        21,732
Restaurant labor costs                                   10,658        10,818        20,715        21,509
Restaurant occupancy expense                              2,785         2,582         5,193         5,219
Restaurant depreciation and amortization                  1,640         1,641         3,284         3,515
Other restaurant operating expense                        3,478         3,329         6,715         6,426
Advertising expense                                       2,153         1,587         4,066         3,463
Cost of modular restaurant package revenues                  63           113           160           183
Other depreciation and amortization                         453           518           907         1,033
General and administrative expenses                       3,225         2,768         6,142         5,935
Losses on assets to be disposed of                           22            63            22           126
                                                       --------      --------      --------      --------
    Total costs and expenses                             34,188        33,762        66,004        69,141
                                                       --------      --------      --------      --------

    Operating (loss) income                                (122)        1,064          (225)        2,688

OTHER INCOME (EXPENSE):
Interest income                                              48            64           106           143
Interest expense                                           (833)         (879)       (1,683)       (1,833)
Interest - loan cost amortization                          (335)         (414)         (667)         (829)
                                                       --------      --------      --------      --------
(Loss) income before minority interests and income
      taxes                                              (1,243)         (165)       (2,469)          169
Minority interests in operations of joint ventures          (71)           42          (186)          (18)
                                                       --------      --------      --------      --------

(Loss) income before income taxes                        (1,172)         (207)       (2,283)          187
Income taxes                                               --            --            --            --
                                                       --------      --------      --------      --------

        Net (loss) income                              $ (1,172)     $   (207)     $ (2,283)     $    187
                                                       ========      ========      ========      ========
Comprehensive (loss) income                            $ (1,172)     $   (207)     $ (2,283)     $    187
                                                       ========      ========      ========      ========
 Net loss per common share - (basic and diluted)       $  (0.02)     $   --        $  (0.03)     $   --
                                                       ========      ========      ========      ========

Weighted average number of common shares-basic           73,408        73,411        73,408        73,362
                                                       ========      ========      ========      ========
Weighted average number of common shares-diluted         73,408        73,411        73,408        74,777
                                                       ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              TWO QUARTERS ENDED
                                                                                         ----------------------------
                                                                                         JUNE 14,            JUNE 15,
                                                                                           1999                1998
                                                                                         --------            --------
Cash flows from operating activities:
Net (loss) income                                                                        $ (2,283)             $ 187
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                                           4,191              4,548
    Provision for losses on assets to be disposed of                                           22                126
    Reverse sales tax audit provision                                                           -               (500)
    Deferred loan cost amortization                                                           667                829
    Provision for bad debt                                                                    141                322
    Gain on debt extinguishment                                                                 -               (141)
    Loss (gain) on disposal of property & equipment                                           230                 (7)
    Minority interests in (losses) earnings                                                  (186)               (18)
Changes in assets and liabilities:
    Increase in accounts receivable                                                          (125)              (304)
    Decrease in notes receivable                                                              163                 22
    Increase (decrease) in inventory                                                          (45)               197
    Increase in prepaid expenses and other current assets                                  (1,247)              (594)
    Decrease in deposits and other                                                             92                 15
    Decrease in accounts payable                                                             (296)            (2,263)
    Increase (decrease) in accrued liabilities                                                454             (1,693)
    (Decrease) increase in deferred income                                                   (330)               179
                                                                                         --------            --------
    Net cash provided by operating activities                                               1,448                905
                                                                                         --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       (2,241)              (539)
Proceeds from sale of assets                                                                   17              1,461
                                                                                         --------            --------
    Net cash (used in) provided by investing activities                                    (2,224)               922
                                                                                         --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                                                         (655)            (2,694)
Deferred loan costs incurred                                                                  (46)                 -
Distributions to minority interests                                                           (32)               (50)
                                                                                         --------            --------
    Net cash used in financing activities                                                    (733)            (2,744)
                                                                                         --------            --------
    Net decrease in cash                                                                   (1,509)              (917)
CASH AT BEGINNING OF PERIOD                                                                 4,663              3,921
                                                                                         --------            --------
CASH AT END OF PERIOD                                                                     $ 3,154            $ 3,004
                                                                                         ========            ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                                                       $ 1,622            $ 1,932
                                                                                         ========            ========
 SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Capital lease obligations incurred                                                    $ 554                $ -
                                                                                         ========            ========

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)     BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the two quarters ended June 14, 1999, are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 28, 1998. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1998 consolidated financial statements.

(B) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. (the "Company" or "Checkers") is the operation and franchising of Checkers restaurants. At June 14, 1999, there were 468 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 236 were Company operated (including 12 joint venture restaurants) and 232 were operated by franchisees. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods. The Company's 1999 fiscal year will include a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

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

(E) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and receivables from the sale of MRP's. Allowances for doubtful receivables were $2.4 million at June 14, 1999 and $2.3 million at December 28, 1998.

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

(L) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of June 14, 1999 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

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

NOTE 2: LIQUIDITY

         The Company has a working capital deficit of $25.4 million at June 14, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 89% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At June 14, 1999, a significant portion ($17.4 million) of the Company's debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's Hamburgers Inc., ("Rally's") acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of June 11, 1999, Fidelity National Financial, Inc. owned approximately 29% of the outstanding common stock of SBRG.

         See Note 7: "Merger" for discussion of the Merger with Rally's. Rally's has a working capital deficit of $4.6 million at June 14, 1999. It is anticipated that Rally's will continue to have a working capital deficit since approximately 86% of

Rally's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Rally's. At June 14, 1999, a significant portion ($52.2 million) of Rally's long-term liabilities relates to the Rally's Senior Notes to mature on June 15, 2000. Rally's is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain Rally-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties.

NOTE 3:            LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                   JUNE 14,    DECEMBER 28,
                                                                                     1999          1998
                                                                                   --------    ------------

Note payable under Restated Credit Agreement at 13% interest due each 28 day period, originally maturing July 31, 1999, subsequently extended
     to April 30, 2000 (see Note 2)                                                $ 17,432      $ 17,432
Notes payable due at various dates secured by building and equipment
    with interest rates primarily ranging from 9.0% to 11.32%, payable monthly          929         1,214
Mortgages payable to FFCA Acquisition Corporation secured by 24
    Company-owned restaurants, payable in aggregate monthly installments
    of $93,213,  including interest at 9.5%                                           9,929        10,000
Other, at interest rates ranging from 7.0% to 10.0%                                     902           997
                                                                                   --------      --------
Total long-term debt                                                                 29,192        29,643
Less current installments                                                           (18,793)         (998)
                                                                                   --------      --------
Long-term debt, less current maturities                                            $ 10,399      $ 28,645
                                                                                   ========      ========

NOTE 4:                     INCOME TAXES

         The Company recorded an income tax benefit of $868,000 for the two quarters ended June 14, 1999 and income tax expense of $71,000 for the two quarters ended June 15, 1998, or 38.0% of the respective loss or income before income taxes. The Company then recorded a valuation allowance of $868,000 against deferred income tax assets for the two quarters ended June 14, 1999 (reversed $71,000 in valuation allowances for the two quarters ended June 15, 1998). The Company's total valuation allowances of approximately $33.3 million as of June 14, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

NOTE 5:    RELATED PARTIES

         Effective November 30, 1997, the Company entered into a Management Services Agreement with Rally's whereby Checkers is providing accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company receives fees from Rally's relative to the shared departmental costs times the respective store ratio. Checkers increased its corporate and regional staff in late 1997 and 1998 in order to meet the demands of the agreement, but management believes the income generated by this agreement has enabled Checkers to attract the management staff with expertise necessary to more successfully manage and operate both companies at significantly reduced costs to both entities. During the two quarters ended June 14, 1999 and the two quarters ended June 15, 1998, the Company charged Rally's $3.5 million and $2.0 million, respectively in accordance with the Management Services Agreement. This increase in costs billed to Rally's is primarily due to the transfer of various marketing and field management personnel from Rally's to Checkers during the third quarter of 1998. Effective April 6, 1999, the Company began sharing the services of the Chief Financial Officer with Rally's.

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

         In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, in 1994, as amended (The "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000 and provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. One-fifth of the shares of common stock subject to each initial option grant become exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant become exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 12,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 12,000 shares. Each Non-Employee Director has also received additional options to purchase 3,000 shares of Common Stock on the first day of each fiscal year. On August 6, 1997, the Directors Plan was amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 100,000 shares, (ii) an increase in the annual options grant to 20,000 shares and (iii) the grant of an option to purchase 300,000 shares each to each Non-Employee Directors who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. Pursuant to the Directors' Plan, the Company issued options to purchase 1,400,000 shares at an exercise price of $0.9375 to the existing Directors of the Company on February 12, 1998 and issued options to purchase 100,000 shares at an exercise price of $1.375 to a new Director on June 11, 1998. Additionally, on April 27, 1998, pursuant to the 1991 Stock Option Plan, the Company issued options to purchase 3,024,250 shares at an exercise price of $1.00 and issued 300,000 shares at an exercise price of $0.84375 on August 18, 1998.

         On December 15, 1998, the Company repriced options granted under the 1991 Stock Option Plan and options issued outside of a plan. The new option price is $0.375, the closing market price at December 15, 1998. As a result of this transaction, 3,727,924 options in the 1991 Stock Option Plan and 1,250,000 issued outside of a plan were cancelled and reissued at the new price.

         On December 29, 1998 pursuant to the Stock Option Plan for Non-Employee Directors, Checkers issued options to purchase 120,000 shares at an exercise price of $0.313 to the existing Directors of the Company.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards no. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in the first two quarters of 1999 and the first two quarters of 1998 consistent with the provisions of SFAS No. 123, and the Company's net income
(loss) would have been reduced by $20,000 to ($2.3 million) and would have been reduced to ($538,000) respectively, on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first two quarters of fiscal 1999 and the first two quarters of 1998, respectively: divided yield of zero percent for both periods: expected volatility of 100 and 85.1 percent, risk-free interest rates of 5.0 and 5.45 percent, and expected lives of 2 years, for both periods. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

NOTE 7:  MERGER

         On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement ("the Merger") pursuant to which Rally's will merge into Checkers in an all stock transaction. The Merger agreement provides that each outstanding share of the Rally's stock will be exchanged for 1.99 shares of Checkers stock. Immediately following the Merger and a one-for-twelve reverse split, there will be approximately 9,387,859 common shares outstanding. In addition, each of Rally's outstanding stock options (5.7 million as of June 14, 1999) will be exchanged for options at the exchange rate of 1 to 1.99 of Checkers. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired as a result of the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The Merger transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and is expected to close in the third quarter of fiscal year 1999.

         At June 14, 1999, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checker common stock) will then be held by then current shareholders of Checkers.

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

         The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of the Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of the Checkers common shares at $0.531 and a one-for-twelve reverse split, assuming the Merger had occurred June 14, 1999:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             CHECKERS       RALLY'S
                                                             JUNE 14,       JUNE 14,      PRO FORMA
                                                               1999           1999        ADJUSTMENTS     MERGED
                                                           ----------     -----------     -----------   ---------
Assets:
Total current assets                                          11,270         17,049           --           28,319
Property and equipment, net                                   76,994         60,277        137,271
Investment in affiliate, including net goodwill
    of $11,572 after accumulated amortization                   --           22,117    A)  (22,117)          --
Intangibles, net of accumulated amortization                   9,710         22,924    G)   20,113         52,747
Other assets, net of accumulated amortization                  1,228          2,030           --            3,258
                                                           ---------      ---------      ---------      ---------
                                                           $  99,202      $ 124,397      $  (2,004)     $ 221,595
                                                           =========      =========      =========      =========
LIABILITIES:
Current liabilities                                           36,695         21,678    B)    1,500         59,873
Senior notes, net of discount, less current maturities          --           52,184                        52,184
Long-term debt and capital lease obligations, less                                                           --
    current maturities                                        11,560         13,203                        24,763
Minority interests in joint ventures                             586           --                             586
Other long-term liabilities                                    8,036          4,061                        12,097
                                                           ---------      ---------      ---------      ---------
      Total  liabilities                                      56,877         91,126          1,500        149,503

STOCKHOLDERS' EQUITY:
Preferred stock                                                 --             --              --             --
Common stock                                                      73          2,961    C)   (3,025)             9
Additional paid-in capital                                   121,579         97,346    D)  (81,914)       137,011
Retained deficit                                             (78,927)       (64,928)   E)   78,927        (64,928)
                                                           ---------      ---------      ---------      ---------
                                                              42,725         35,379         (6,012)        72,092
Less treasury stock, at cost                                    (400)        (2,108)   F)    2,508           --
                                                           ---------      ---------      ---------      ---------
    Net stockholders' equity                                  42,325         33,271         (3,504)        72,092
                                                           ---------      ---------      ---------      ---------
                                                           $  99,202      $ 124,397      $  (2,004)     $ 221,595
                                                           =========      =========      =========      =========

A) Pro forma adjustment to record the elimination of Rally's original investment of $10,545 in Checkers common stock and the reclassification to intangibles of $11,572 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustment to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19); and to effect a one-for-twelve reverse split, ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share, $28,767 which is net of related par value; eliminate the previous treasury stock of Rally's, ($2,108); eliminate the previous additional paid-in capital account of Checkers, ($121,579); to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders, ($58); to eliminate the previous common stock account of Rally's, $2,961; to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split, $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers, $400; as well as the treasury stock of Rally's, $2,108 which is cancelled as a result of the Merger.

G) Pro forma adjustment to record goodwill of $8,541 associated with the Merger and the reclassification of $11,572 of goodwill associated with Rally's original investment in Checkers (see A).

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

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     CHECKERS            RALLY'S
                                                                   TWO QUARTERS        TWO QUARTERS
                                                                      ENDED               ENDED
                                                                      JUNE 14,            JUNE 14,       PRO FORMA
                                                                       1999                1999          ADJUSTMENTS        MERGED
                                                                   ------------        ------------      -----------     ----------
Total Revenues                                                        $ 65,779            $ 66,487                        $ 132,266
                                                                   -----------         -----------       ---------        ---------
COSTS AND EXPENSES:
Restaurant operating costs                                              54,707              52,175                          106,882
Advertising expense                                                      4,066               4,097                            8,163
Other expenses                                                             160                 705                              865
Other depreciation and amortization                                        907               1,141  H)         388            2,436
General and administrative expense                                       6,142               6,056  I)        (176)          12,022
SFAS 121 provisions                                                         22                   -                               22
                                                                   -----------         -----------       ---------        ---------
          Total cost and expenses                                       66,004              64,174             212          130,390
                                                                   -----------         -----------       ---------        ---------

          Operating (loss) income                                         (225)              2,313            (212)           1,876
Other income (expense):
          Interest income                                                  106                 300                              406
          Gains on bond repurchases                                          -                 454                              454
          Loss on investment in affiliate                                    -                (884) J)         884               --
          Interest expense                                              (2,350)             (3,357)                          (5,707)
                                                                   -----------         -----------       ---------        ---------

Loss before minority interest, income taxes                             (2,469)             (1,174)            672           (2,971)
Minority interests in (losses) earnings                                   (186)                  -                             (186)
                                                                   -----------         -----------       ---------        ---------

Loss before income taxes                                                (2,283)             (1,174)            672           (2,785)
Income taxes                                                                 -                  74                               74
                                                                   ===========         ===========       =========        =========
Net (loss) earnings                                                   $ (2,283)           $ (1,248)          $ 672         $ (2,859)
                                                                   ===========         ===========       =========        =========
Comprehensive (loss) earnings                                         $ (2,283)           $ (1,248)          $ 672         $ (2,859)
                                                                   ===========         ===========       =========        =========
Net (loss) income per common share (basic and diluted)                  ($0.03)             ($0.04)                          ($0.30)
                                                                   ===========         ===========                        =========

Weighted average number of common shares
       (basic and diluted)                                              73,408              29,335                  K)         9,388
                                                                   ===========         ===========                        =========

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


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    CHECKERS            RALLY'S
                                                                  FISCAL YEAR         FISCAL YEAR
                                                                     ENDED               ENDED
                                                                  DECEMBER 28,         DECEMBER 28,     PRO FORMA
                                                                      1998                 1998         ADJUSTMENTS       MERGED
                                                                  ------------       --------------     -----------       ------
Total Revenues                                                       $ 145,708           $ 144,952                        $290,660
COSTS AND EXPENSES:
Restaurant operating costs                                             119,416             113,782                         233,198
Advertising expense                                                      6,921               9,853                          16,774
Other expenses                                                             516                 647                           1,163
Other depreciation and amortization                                      2,275               2,503  H)        842            5,620
General and administrative expense                                      13,309              13,404  I)      (380)           26,333
SFAS 121 provisions                                                      2,953               3,362                           6,315
                                                                     ---------           ---------       -------         ---------
          Total cost and expenses                                      145,390             143,551           462           289,403
                                                                     ---------           ---------       -------         ---------
          Operating income (loss)                                          318               1,401          (462)            1,257
Other income (expense):
          Interest income                                                  272                 480                             752
          Loss on investment in affiliate                                    -              (2,019) J)     2,019                 -
          Interest expense                                              (6,007)             (7,145)            -           (13,152)
                                                                     ---------           ---------       -------         ---------
Loss before minority interest and income tax
         expense (benefit)                                              (5,417)             (7,283)        1,557           (11,143)
Minority interests in operations of joint ventures                         (73)                  -                             (73)
                                                                     ---------           ---------       -------         ---------
Loss before income tax expense (benefit)                                (5,344)             (7,283)        1,557           (11,070)
Income tax expense (benefit)                                                 -                 252                             252
                                                                     ---------           ---------       -------         ---------
Net (loss) earnings                                                     (5,344)             (7,535)        1,557           (11,322)
                                                                     =========           =========       =======         =========
Comprehensive (loss) earnings                                         $ (5,344)           $ (7,535)      $ 1,557         $ (11,322)
                                                                     =========           =========       =======         =========
Net loss per common share (basic and diluted)                           ($0.07)             ($0.28)                         ($1.21)
                                                                     =========           =========                       =========
Weighted average number of common shares
          (basic and diluted)                                           73,388              27,170                K)         9,388
                                                                     =========           =========                        ========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. As of June 14, 1999, Checkers Drive-In Restaurants, Inc., ("Checkers" or "the Company") had an ownership interest in 236 Company operated restaurants and an additional 232 restaurants were operated by franchisees. The Company's ownership interest in the Company operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of June 14, 1999, there were 224 such restaurants) and (ii) the Company owns a 10.55% to 65.83% interest in various partnerships which own the restaurants (a "Joint Venture Restaurant"). As of June 14, 1999, there were 12 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company.

         On January 29, 1999, Rally's Hamburgers, Inc. ("Rally's") and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and is expected to close in the third quarter of fiscal year 1999.

         On November 30, 1997, a Management Services Agreement was established between the Company and Rally's pursuant to which the Company is providing accounting, information technology and other management services to Rally's. At approximately the same time, a new management team was put into place to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The Rally's corporate office in Louisville, Kentucky was closed, as well as various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, within each region, which increased spans of control with fewer personnel. Checkers actual general and administrative expenses during the second quarter of 1999 were approximately $293,000 below the same quarter of the prior year before the effect of the second quarter 1998 reversal of a $500,000 sales tax audit provision. During the two quarters ended June 14, 1999 and the two quarters ended June 15, 1998, the Company charged Rally's $3.5 million and $2.0 million, respectively in accordance with the Management Service Agreement. This increase in costs billed to Rally's is primarily due to the transfer of various marketing and field management personnel from Rally's to Checkers during the third quarter of 1998. The number of markets that contain both Checkers and Rally's units is limited and no market in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with reductions of agency fees and production costs.

         Comparable store sales for the second quarter of 1999 for Checkers were 5.0% below the same quarter of the prior year. Although this represents a significant decrease, the promotion of the spicy chicken and double cheese double sandwiches during the quarter reduced the negative trend that was experienced during the first quarter and comparable store sales during the first two quarters were 9.8% below the same quarters of the prior year. Checkers currently has two menu expansion tests underway that will be evaluated to determine the potential impact on sales. It has been determined that a limited breakfast menu can be executed at minimal cost in our restaurants and this test will be expanded to an increased number of stores in the Tampa market during the third quarter. Checkers is also evaluating the operational and economic issues associated with adding a limited Mexican food menu in a dual branding effort with Green Burrito.

         Checkers and its Tampa area franchise partners entered into a sponsor relationship with the Tampa Bay Buccaneers during the quarter. This relationship is expected to result in numerous cross-promotional opportunities and to add benefits during the coming five years.

         Since the second quarter of fiscal 1998, the Company, along with its franchisees, experienced a net decrease of 15 operating restaurants. In the second quarter of fiscal 1999, the Company acquired four restaurants from franchisees and closed one restaurant and franchisees opened five restaurants and transferred four restaurants to the Company. The franchise group as a whole continues to experience higher average per store sales than Company stores.

         The Company receives revenues from restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured modular restaurant packages. Cost of restaurant sales relates to food and paper costs. Other restaurant expenses include labor and all other restaurant costs for Company operated restaurants. Cost of modular restaurant packages relates to all restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and selling, general and administrative expenses, relate both to Company operated restaurant operations and modular restaurant packages revenues as well as the Company's franchise sales and support functions. The Company's revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants. Modular restaurant packages revenues are directly affected by the number of new franchise restaurant openings and the number of new modular restaurant packages produced or used modular restaurant packages refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's Consolidated Statements of Operations. Certain items are shown as a percentage of restaurant sales and modular restaurant package's revenue. The table also sets forth certain selected restaurant operating data.


                                                            QUARTER ENDED          TWO QUARTERS ENDED
                                                              (UNAUDITED)              (UNAUDITED)
                                                         ---------------------  ----------------------
                                                          JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                            1999        1998        1999        1998
                                                         ---------    --------    --------    --------
Revenues
    Restaurant sales                                        94.9%       94.8%       95.0%       94.8%
    Franchise revenues and fees                              5.1%        5.0%        5.0%        5.0%
    Modular restaurant packages                              0.0%        0.2%        0.0%        0.2%
                                                         -------      ------      ------      ------
        Total  revenues                                    100.0%      100.0%      100.0%      100.0%
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                     30.0%       31.3%       30.1%       31.9%
    Restaurant labor costs (1)                              33.0%       32.8%       33.2%       31.6%
    Restaurant occupancy expense (1)                         8.6%        7.8%        8.3%        7.7%
    Restaurant depreciation and amortization (1)             5.1%        5.0%        5.3%        5.2%
    Other restaurant operating expense (1)                  10.8%       10.1%       10.7%        9.4%
    Advertising expense (1)                                  6.7%        4.8%        6.5%        5.1%
    Costs of modular restaurant package revenues (2)       951.5%      168.7%      829.3%      153.8%
    Other depreciation and amortization                      1.3%        1.5%        1.4%        1.4%
    General and administrative expense                       9.5%        9.4%        9.3%        9.0%
    Loss provisions                                          0.1%       (1.3)%       0.0%       (0.5)%
                                                         -------      ------      ------      ------
        Operating (loss) income                             (0.4)%       3.1%       (0.3)%       3.7%
                                                         -------      ------      ------      ------
OTHER INCOME (EXPENSE)
    Interest income                                          0.1%        0.2%        0.2%        0.2%
    Interest expense                                        (2.4)%      (2.5)%      (2.6)%      (2.6)%
    Interest - loan cost amortization                       (1.0)%      (1.2)%      (1.0)%      (1.2)%
    Minority interests in losses                             0.2%        0.1%        0.3%        0.0%
                                                         -------      ------      ------      ------
   (Loss) income before income tax expense                  (3.4)%      (0.6)%      (3.5)%       0.3%
   Income tax expense                                        0.0%        0.0%        0.0%        0.0%
                                                         -------      ------      ------      ------
        Net (loss) income                                   (3.4)%      (0.6)%      (3.5)%       0.3%
                                                         =======      ======      ======      ======

(1) As a percent of restaurant sales.
(2) As a percent of modular restaurant package revenues.

                                                                     QUARTER ENDED               TWO QUARTERS ENDED
                                                                      (UNAUDITED)                    (UNAUDITED)
                                                                 -------------------------     -----------------------
                                                                    JUNE 14,     JUNE 15,      JUNE 14,       JUNE 15,
                                                                      1999         1998          1999           1998
                                                                 ------------   ----------     ----------    ---------
Operating data:
    System - wide restaurant sales (in 000's):
      Company - operated                                            $32,338       $33,003       $ 62,479       $ 68,110
      Franchised                                                     41,874        42,989         80,533         85,669
                                                                   --------       -------       --------       --------
            Total                                                   $74,212       $75,992       $143,012       $153,779
                                                                   ========       =======       ========       ========

Average annual sales per restaurant open for a full year
    (in 000's) (3):
      Company - operated                                              $ 577         $ 605
      Franchised                                                      $ 677         $ 714
      System - wide                                                   $ 626         $ 660
                                                                   --------       -------
Number of restaurants (4)
      Company - operated                                                236           230
      Franchised                                                        232           253
                                                                   --------       -------
           Total                                                        468           483
                                                                   ========       =======



(3)  Includes sales of restaurants open for entire previous 52 weeks.
(4) Number of restaurants open at end of period.


COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 14, 1999 AND QUARTER ENDED JUNE 15, 1998

         REVENUES. Total revenues decreased 2.2% to $34.1 million for the quarter ended June 14, 1999, compared to $34.8 million for the quarter ended June 15, 1998. Company operated restaurant sales decreased 2.0% to $32.3 million for the quarter ended June 14, 1999, from $33.0 million for the quarter ended June 15, 1998. Restaurant sales for comparable Company-owned restaurants for the quarter ended June 14, 1999, decreased 5.0% compared to the quarter ended June 15, 1998. Comparable Company-owned restaurants are those continuously open during both reporting periods. These decreases in restaurant sales and comparable restaurants sales are primarily attributable to continued discounting by competitors during the current quarter.

         Franchise revenues and fees decreased 2.0% to $1.7 million for the quarter ended June 14, 1999, from $1.8 million for the quarter ended June 15, 1998. This was a result of a net decrease of 21 franchised restaurants since June 15, 1998.

         Modular restaurant package revenues decreased 90.1% to $6,000 for the quarter ended June 14, 1999, from $67,000 for the quarter ended June 15, 1998 due to decreased sales volume of modular restaurant package's to the Company's franchisees which is a result of franchisees sales by of used modular restaurant package's and the Company's efforts to refurbish and sell its inventory of used modular restaurant package's from previously closed sites. These efforts have been successful, however, these sales have negatively impacted the new building revenues.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $9.7 million or 30.0% of restaurant sales for the quarter ended June 14, 1999, compared to $10.3 million or 31.3% of restaurant sales for the quarter ended June 15, 1998. The decrease in these costs as a percentage of restaurant sales was due to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer and limited price increase on various menu items.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.7 million or 33.0% of restaurant sales for the quarter ended June 14, 1999, compared to $10.8 million or 32.8% of restaurant sales for the quarter ended June 15, 1998. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales levels.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.8 million or 8.6% of restaurant sales for the quarter ended June 14, 1999 compared to $2.6 million or 7.8% of restaurant sales for the quarter ended June 15, 1998. The actual increase in restaurant occupancy costs was due primarily to a $211,000 write-off associated with the replacement of menu boards for all Company-owned restaurants during the second quarter of 1999. The remaining increase as a percent of restaurant sales (0.7%) is due to the decrease in restaurant sales for the current quarter versus the comparable quarter of the prior year.

         Restaurant depreciation and amortization remained consistent at $1.6 million for the quarter ended June 14, 1999 and for the quarter ended June 15, 1998.

         Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses totaled $3.5 million or 10.8% of restaurant sales for the quarter ended June 14, 1999, compared to $3.3 million or 10.1% of restaurant sales for the quarter ended June 15, 1998. The increase in the quarter ended June 14, 1999, as a percentage of restaurant sales was primarily related to a $208,000 increase in repair and maintenance costs and the decrease in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Advertising expense totalled $2.2 million or 6.7% of restaurant sales for the quarter ended June 14, 1999, compared to $1.6 million or 4.8% of restaurant sales for the quarter ended June 15, 1998. This increase was primarily due to increased television and radio spending within certain markets.

         Costs of Modular restaurant package revenues totalled $63,000 or 951.5% of modular restaurant package revenues for the quarter ended June 14, 1999, compared to $113,000 or 169.7% of such revenues for the quarter ended June 15, 1998. The increase in these expenses as a percentage of modular restaurant package revenues was attributable to the decline in modular restaurant package revenues relative to the fixed and semi-variable nature of these costs.

         General and administrative expenses were $3.2 million or 9.5% of total revenues, for the quarter ended June 14, 1999, compared to $2.8 million or 7.9% of total revenues for the quarter ended June 15, 1998. The increase in these expenses of $500,000 was primarily due to the reversal of a sales tax audit provision of $500,000 during the second quarter of 1998.

         INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $833,000 or 2.4% of total revenues for the quarter ended June 14, 1999 from $879,000 or 2.5% of total revenues for the quarter ended June 15, 1998. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods and the impact of a $10.0 million mortgage transaction in December 1998, the proceeds of which were primarily used to reduce debt bearing higher interest rates. Loan cost amortization decreased by $79,000 to $335,000 in the second quarter of 1999 from $414,000 for the quarter ended June 15, 1998 due to accelerated amortization of deferred loan costs associated with unscheduled principal reductions in 1998.

         INCOME TAX EXPENSE. Due to the loss for the quarter, the Company recorded an income tax benefit of $445,000 or 38.0% of the loss before income taxes which was completely offset by deferred income tax valuation allowances of $445,000 for the quarter ended June 14, 1999, as compared to an income tax benefit of $79,000 or 38.0% of earnings before income taxes offset by the reversal of deferred income tax valuation allowances of $79,000 for the quarter ended June 14, 1998. The effective tax rates differ from the expected federal tax rate of 34.0% due to state income taxes and job tax credits.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 14, 1999 AND TWO QUARTERS ENDED JUNE 15, 1998

         REVENUES. Total revenues decreased 8.4% to $65.8 million for the two quarters ended June 14, 1999, compared to $71.8 million for the two quarters ended June 15, 1998. Company operated restaurant sales decreased 8.3% to $62.5 million for the two quarters ended June 14, 1999, from $68.1 million for the two quarters ended June 15, 1998. Restaurant sales for comparable Company-owned restaurants for the two quarters ended June 14, 1999 decreased 9.8% compared to the two quarters ended June 15, 1998. Comparable Company-owned restaurants are those continuously open during both reporting periods. These decreases in restaurant sales and comparable restaurants sales are primarily attributable to severe winter weather and intense discounting by competitors during the current quarter.

         Franchise revenues and fees decreased 8.9% to $3.3 million for the two quarters ended June 14, 1999, from $3.6 million for the two quarters ended June 15, 1998. This was a result of a net decrease of 21 franchised restaurants since June 15, 1998, and opening eight franchise restaurants during the two quarters ended June 14, 1999 versus nine in the first two quarters of fiscal 1998.

         Modular restaurant package revenues decreased 83.7% to $19,000 for the two quarters ended June 14, 1999, from $119,000 for the two quarters ended June 15, 1998 due to decreased sales volume of modular restaurant package's to the Company's franchisees which is a result of franchisees sales of used modular restaurant package's and the Company's efforts to refurbish and sell its inventory of used modular restaurant package's from previously closed sites.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $18.8 million or 30.1% of restaurant sales for the two quarters ended

June 14, 1999, compared to $21.7 million or 31.9% of restaurant sales for the two quarters ended June 14, 1998. The decrease in these costs as a percentage of restaurant sales was due to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer and limited price increase on various menu items.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $20.7 million or 33.2% of restaurant sales for the two quarters ended June 14, 1999, compared to $21.5 million or 31.6% of restaurant sales for the two quarters ended June 15, 1998. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales levels.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $5.2 million or 8.3% of restaurant sales for the two quarters ended June 14, 1999 compared to $5.2 million or 7.7% of restaurant sales for the two quarters ended June 15, 1998. This increase in restaurant occupancy costs as a percentage of restaurant sales was primarily due to the effect of certain fixed costs while operating at a lower sales level. The Company incurred a a $211,000 write-off associated with the replacement of menu boards for all Company-owned restaurants during the second quarter of 1999 offset by various cost reductions achieved on other occupancy related expense categories.

         Restaurant depreciation and amortization decreased to $3.3 million or 5.3% of net restaurant sales for the two quarters ended June 14, 1999, as compared to $3.5 million or 5.2% of net restaurant sales for the two quarters ended June 15, 1998, due primarily to certain assets becoming fully depreciated, partially offset by a net increase of six Company operated restaurants from June 15, 1998 to June 14, 1999.

         Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses totaled $6.7 million or 10.7% of restaurant sales for the two quarters ended June 14, 1999, compared to $6.4 million or 9.4% of restaurant sales for the two quarters ended June 15, 1998. The increase in these expenses for the two quarters ended June 14, 1999 as a percentage of restaurant sales was primarily related to a $208,000 increase in repair and maintenance costs and the decrease in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Advertising expense increased by $603,000 to 6.5% of restaurant sales for the two quarters ended June 14, 1999 from 5.1% of restaurant sales for the two quarters ended June 15, 1998. This increase was primarily due to increased television and radio spending within certain markets.

         Costs of MRP revenues totalled $160,000 or 829.3% of MRP revenues for the two quarters ended June 14, 1999, compared to $183,000 or 154.3% of such revenues for the two quarters ended June 15, 1998. The increase in these expenses as a percentage of MRP revenues was attributable to the decline in MRP revenues relative to the fixed and semi-variable nature of these costs.

         General and administrative expenses were $6.1 million or 9.3% of total revenues for the two quarters ended June 14, 1999, compared to $5.9 million or 9.0% of total revenues for the two quarters ended June 15, 1998. The actual decrease in these expenses of $293,000 before the effect of the second quarter 1998 reversal of a $500,000 sales tax audit provision was primarily due to the additional savings associated with the Management Services Agreement with Rally's which gained the most significant effect in the middle of the first quarter of 1998, as well as a decrease in bad debt expenses of $176,000.

         INTEREST EXPENSE. Interest expense other than loan cost amortization decreased to $1.7 million or 2.6% of total revenues for the two quarters ended June 14, 1999 from $1.8 million or 2.6% of total revenues for the two quarters ended June 15, 1998. This decrease was due to a reduction in the weighted average balance of debt outstanding during the respective periods and the impact of a $10.0 million mortgage transaction in December 1998, the proceeds of which were primarily used to reduce debt bearing higher interest rates. Loan cost amortization decreased by $163,000 to $667,000 for the two quarters ended June 14, 1999 from $829,000 for the two quarters ended June 14, 1998 due to accelerated amortization of deferred loan costs associated with unscheduled principal reductions in 1998.

         INCOME TAX EXPENSE. During 1999, the Company recorded an income tax benefit of $868,000 or 38.0% of the loss before income taxes which was completely offset by deferred income tax valuation allowances of $868,000 for the two quarters ended June 14, 1999, as compared to an income tax expense of $71,000 or 38.0% of earnings before income taxes offset by the reversal of deferred income tax valuation allowances of $71,000 for the two quarters ended June 14, 1998. The effective tax rates differ from the expected federal tax rate of 34.0% due to state income taxes and job tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Checkers cash and cash equivalents have decreased approximately $1.5 million during the two quarters ended June 14, 1999. Cash flow from operating activities was negatively impacted by lower net income and the expenses associated with the proposed merger with Rally's. Capital expenditures during the first two quarters were $2.2 million related primarily to the installation of new menu boards and other replacement equipment for stores ($1.6 million), side-dining installations ($218,000), other building and leasehold improvements ($172,000) and corporate computer equipment ($211,000). The Company has also made principal payments on long term debt of $655,000 during the first two quarters.

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

         At June 14, 1999, a significant portion ($17.4 million) of the Company's debt relates to the Company's Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's, acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of June 11, 1999, Fidelity National Financial, Inc. owned approximately 29% of the outstanding common stock of SBRG.

         The Company's Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined. As of June 14, 1999 and during a majority of 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods 11 through 13 of fiscal 1998, and for all periods remaining through August 9, 1999, the proposed effective date of the merger with Rally's.

         On February 21, 1997, the Company completed a private placement (the "Private Placement") of 8,981,453 shares of the Company's common stock, $.001 par value, and 87,719 shares of the Company's Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 6,162,299 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the lender group under the Restated Credit Agreement and Raymond James and Associates, Inc., also participated in the Private Placement. The Company received approximately $19.5 million in net proceeds after $500,000 of issuance costs from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced the Company's interest payments by more than $1.3 million on an annualized basis. Raymond James and Associates, Inc. received 209,524 shares of the common stock for services related to the Private Placement. Under the purchase price protection provisions of these 209,524 shares, Raymond James and Associates, Inc. was paid $170,000 as of

December 28, 1998 and will be paid a remaining total of approximately $252,000 during 1999. On August 6, 1997, the 87,719 shares of preferred stock were converted into 8,771,900 shares of the Company's common stock valued at $10 million. In accordance with the agreement underlying the Private Placement (the "Private Placement Agreement"), the Company also issued 610,524 shares of common stock as a dividend pursuant to the liquidation preference provisions of the Private Placement Agreement, valued at $696,000 to the holders of the preferred stock issued in the Private Placement.

         On December 1, 1998, the Company entered into two lease agreements, which have been recorded as obligations under capital lease, with Granite Financial, Inc. "Granite" (a wholly owned subsidiary of Fidelity), whereby the Company leased $659,000 of security equipment for its restaurants in the aggregate. The first lease agreement is payable monthly at approximately $13,000 including effective interest at 13.08%. The second lease is payable at approximately $9,000, including effective interest at 10.90%. Both of these leases have terms of three years. During April and June of 1999, the Company entered into two additional capital leases with Granite, whereby the Company leased $554,000 of security equipment. The Company is required to make additional monthly payments of approximately $11,000 and $8,000 at effective interest rates of 13.82% and 13.85%, respectively, under these leases.

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

         In 1999, the franchise community has indicated an intent to open 15 to 20 new units and the Company intends to close fewer restaurants focusing on improving restaurant margins. Eight such franchise restaurants have opened as of June 14, 1999.

         The Company has a working capital deficit of $25.4 million at June 14, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 89% of the Company's assets are long-term (primarily property, equipment, and intangibles), and since primarily all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. In addition, the $17.4 million due March 31, 2000 pursuant to the Restated Credit Agreement has been categorized as a current liability and has increased the working capital deficit. The Company is evaluating various alternatives for refinancing or repaying the debt including the sale of certain Company-owned restaurants to new or existing franchisees and a potential private placement

         On January 29, 1999, Checkers and Rally's announced the signing of a definitive merger agreement pursuant to which Rally's will merge into Checkers in a stock for stock transaction. The Merger agreement provides that each outstanding share of Rally's will be exchanged for 1.99 shares of Checkers common stock. Rally's currently owns approximately 26.06% of Checkers common stock and these shares will be retired following the Merger. Checkers plans to execute a one-for-twelve reverse stock split immediately following the Merger to reduce the number of shares then outstanding. The Merger transaction is subject to certain approvals, including but not limited to the approval by the shareholders of Checkers and Rally's and the holders of Rally's senior notes (see Note 6 to the condensed consolidated financial statements). The transaction is expected to close early in the third quarter of 1999. Although operating under the guidelines of the Management Services Agreement has enabled both companies to realize expense reductions and other synergies, management anticipates that the Merger will lead to further expense reductions when completed.

         Rally's has a working capital deficit of $4.6 million at June 14, 1999. It is anticipated that Rally's will continue to have a working capital deficit since approximately 86% of Rally's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Rally's. At June 14, 1999, a significant portion ($52.2 million) of Rally's long-term liabilities relates to the Rally's Senior Notes to mature on June 15, 2000. Rally's is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain Rally-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties.

         Overall, the Company believes many of the fundamental steps have been taken to improve the Company's initiative toward profitability and that cash flows generated from operations, and asset sales should allow the Company to continue to meet its financial obligations and to pay operating expenses, but there can be no assurance that it will be able to do so.

YEAR 2000

         The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". The Company has completed an assessment of all known internal information technology systems to document its state of readiness.

         The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting, training and implementation required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the third quarter of 1999 at a cost to Checkers of approximately $75,000. The upgrade of corporate office systems is approximately 75% complete and should be finalized by September 30, 1999. The Company has assessed the computer systems utilized at the restaurant level and determined such systems to be 100% Year 2000 compliant. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000.

         Pursuant to the Management Services Agreement that exists between the Company and Rally's, the Company is also responsible for the testing for and implementation of Year 2000 computer systems for Rally's. In addition, as administrative functions of Rally's such as payroll and accounting are handled by Checkers employees, initiatives previously discussed will also impact the operations of Rally's. The Company's information technology department is also responsible for the store level computer systems utilized by Rally's. While the cash registers that are used by Rally's for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. New computer systems have been purchased by Rally's and the software currently utilized by the Checkers restaurants is being installed. Completion of the rollout is expected by September 30, 1999. The costs of compliance of shared systems is allocated between the two companies, whereas additional hardware costs at the restaurants are not shared.

         Checkers is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters requesting written verification of compliance have been set to companies that provide financial services, utilities, inventory preparation and distribution and other key services. Checkers has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operating on January 1, 2000. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately three weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently identified that could deliver product that matches Checkers specifications. Checkers has obtained verification of Year 2000 compliance from its primary distributor. If documentation of Year 2000 compliance is not received from financial institutions by November 1, 1999, Checkers will transfer its banking relationships to other banks at an incremental cost not expected to exceed $100,000. No contingency plans are available if the utility services for the restaurants are interrupted due to Year 2000 failures.

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

         CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, the Company is seeking to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim and Third Party Complaint allege, generally, that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (hereinafter "Checkmate") were induced into entering into various franchise agreements with, and personal guarantees to, the Company based upon misrepresentations by the Company. The Counterclaim and Third Party Complaint seek damages in the amount of $3,000,000 or the return of all monies invested by Checkmate, Tampa Checkmate and Mr. Gagne in Checkers' franchises, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Counterclaim was dismissed by the court on January 26, 1996, with the right to amend. On February 12, 1996, the Counterclaimants filed an Amended Counterclaim alleging violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties. The Amended Counterclaim seeks a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate. The Company filed an Answer to the Amended Counterclaim and this matter is scheduled for trial during August 1999. On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. On July 25, 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. Following a hearing on Checkers' motion for Preliminary Injunction on July 22, 1998, the Court entered an order enjoining Tampa Checkmate's continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement on April 8, 1997. On December 15, 1998, the court granted the Company's Motion to Convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. Additionally, on February 1, 1999, the bankruptcy Court granted the Company's Motion to Lift the Automatic Stay imposed by 11 U.S.C Section 362 to allow the Company to proceed with the disposition of the property which is the subject of its mortgage. The adversary Complaint and Counterclaim in the bankruptcy proceedings remain pending. The Company believes that the lawsuit is without merit and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

          NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

         In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days during the next ninety days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Rally's Hamburgers, Inc. and a subsequent one-for-twelve reverse stock split. On June 18, 1999, the Company was notified by NASDAQ that its listing would be continued through August 9, 1999, the anticipated closing date of the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27       Financial Data Schedule

(b)      Reports on 8-K:


         The following report on Form 8-K was filed during the quarter covered by this report:

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

                                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                                 (Registrant)



Date: July 29, 1999                    By: /s/ RICHARD A. PEABODY
                                          ----------------------------------
                                       Richard A. Peabody
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                             JUNE 14, 1999 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX


   EXHIBIT NO.        EXHIBIT DESCRIPTION
   -----------        -------------------

      27           Financial Data Schedule (included in electronic filing only).