Form 10-Q
period 1999-09-06
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 1999-10-21
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 6, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ________________

                         Commission file number 0-19649

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         58-1654960
---------------------------------                  -----------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification no.)

14255 49TH STREET NORTH, BUILDING 1
SUITE 101
CLEARWATER, FL                                               33762
----------------------------------------           -----------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (727) 519-2000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 9,387,852 shares of Common Stock, par value $.001 per share, outstanding as of October 14, 1999.

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1   FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 6, 1999 AND DECEMBER 28, 1998......................3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                 COMPREHENSIVE INCOME QUARTERS ENDED SEPTEMBER 6, 1999
                 AND SEPTEMBER 6, 1998 AND THREE QUARTERS ENDED
                 SEPTEMBER 6, 1999 AND SEPTEMBER 6, 1998 .....................5

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE QUARTERS ENDED SEPTEMBER 6, 1999 AND
                 SEPTEMBER 6, 1998 ...........................................6

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................14

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........23

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS...................................................23

ITEM 2   CHANGES IN SECURITIES...............................................26

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.....................................26

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................26

ITEM 5   OTHER INFORMATION...................................................27

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K....................................27

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                     ASSETS


                                                                       SEPTEMBER 6,   DECEMBER 28,
                                                                           1999           1998
                                                                       ------------   ------------
CURRENT ASSETS:

Cash and cash equivalents                                                 $ 11,658      $  4,601
Restricted cash                                                              3,009         1,880
Investments                                                                     60            47
Accounts receivable, net                                                     3,410         2,597
Notes receivable, net - current portion                                        126           153
Inventory                                                                    3,043         1,017
Prepaid expenses and other current assets                                    1,997           310
Assets held for sale                                                         3,662         1,131
                                                                          --------      --------
    Total current assets                                                    26,965        11,736

Property and equipment, net                                                124,996        61,914
Investment in affiliate, net of accumulated amortization                      --          23,001
Notes receivable, net - less current portion                                   364           375
Goodwill, net of accumulated amortization                                   47,928         8,477
Reacquired franchise and territory rights, net of accumulated
  amortization                                                              10,833        11,620
Other intangibles, net of accumulated amortization                           3,593         3,783
Other assets, net of accumulated amortization                                2,195         2,400
                                                                          --------      --------
                                                                          $216,874      $123,306
                                                                          ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         SEPTEMBER 6,     DECEMBER 28,
                                                                             1999             1998
                                                                         ------------     ------------

CURRENT LIABILITIES:

Senior notes, net of discount - current                                    $  51,677       $    --
Current maturities of long-term debt and obligations
under capital lease                                                           20,839           1,490
Accounts payable                                                              12,542           3,686
Reserves for restaurant relocations and abandoned sites                        4,707           3,148
Accrued liabilities                                                           19,774           7,541
                                                                           ---------       ---------
    Total current liabilities                                                109,539          15,865

Senior notes, net of discount                                                   --            55,768
Long-term debt, less current maturities                                       18,172           7,819
Obligations under capital lease, less current maturities                       5,949           5,230
Long-term reserves for restaurant relocations and adandoned sites              2,324           2,275
Minority interest in joint ventures                                              561            --
Other long-term liabilities                                                   11,264           1,830
                                                                           ---------       ---------

    Total liabilities                                                        147,809          88,787

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value, authorized 175,000,000 shares, issued
    9,387,852 at September 6, 1999 and 6,117,337 at December 28, 1998
    as adjusted for the reverse split                                              9               6
Additional paid-in capital                                                   135,349          98,593
Retained deficit                                                             (66,293)        (63,680)
                                                                           ---------       ---------
                                                                              69,065          34,919
Less treasury stock, at cost, 48,242 shares at December 28, 1998
     and no shares at September 6, 1999                                         --              (400)
                                                                           ---------       ---------
     Net stockholders' equity                                                 69,065          34,519
                                                                           ---------       ---------
                                                                           $ 216,874       $ 123,306
                                                                           =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (In thousands except per share amounts)
                                   (UNAUDITED)

                                                  QUARTER ENDED         THREE QUARTERS ENDED
                                            ------------------------  -----------------------
                                             SEPT. 6,      SEPT. 6,     SEPT. 6,     SEPT. 6,
                                               1999          1998         1999         1998
                                            ------------ -----------  ------------ ----------
REVENUES:

Restaurant sales                            $  43,782    $  33,505    $ 107,980    $  97,640
Franchise revenues and fees                     1,660        1,121        3,623        3,272
Owner fee income                                  162          170          488          498
                                            ---------    ---------    ---------    ---------
    Total revenues                          $  45,604    $  34,796    $ 112,091    $ 101,410
                                            ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
Restaurant food and paper costs                13,664       10,787       33,257       31,337
Restaurant labor costs                         14,597       10,348       34,498       30,399
Restaurant occupancy expense                    2,711        1,686        6,294        4,902
Restaurant depreciation and amortization        2,204        1,632        5,431        4,996
Other restaurant operating expense              4,133        2,982       10,004        8,603
Advertising expense                             2,279        2,585        6,376        6,976
Owner depreciation                                352          158        1,057          439
Other depreciation and amortization               814          559        1,955        1,727
General and administrative expenses             4,047        3,000       10,104        9,258
Losses on assets to be disposed                  --           --           --            885
                                            ---------    ---------    ---------    ---------
    Total costs and expenses                   44,801       33,737      108,976       99,522
                                            ---------    ---------    ---------    ---------

    Operating income                              803        1,059        3,115        1,888

OTHER INCOME (EXPENSE):
Interest income                                   197          151          497          306
Gains on bond repurchases                          74         --            528         --
Loss on investment in affiliate                  (495)        (528)      (1,379)        (768)
Interest expense                               (1,801)      (1,573)      (4,955)      (4,762)
Interest-loan cost and bond discount
  amortization                                   (109)         (94)        (312)        (279)
                                            ---------    ---------    ---------    ---------
Loss before minority interests and income
  tax expense                                  (1,331)        (985)      (2,506)      (3,615)
Minority interests in losses                        4         --              4         --
                                            ---------    ---------    ---------    ---------
Loss before income tax expense                 (1,327)        (985)      (2,502)      (3,615)
Income tax expense                                 37           26          111           78
                                            ---------    ---------    ---------    ---------
        Net loss                               (1,364)      (1,011)      (2,613)      (3,693)
                                            =========    =========    =========    =========

        Comprehensive loss                  $  (1,364)   $  (1,011)   $  (2,613)   $  (3,693)
                                            =========    =========    =========    =========

Net loss per common share -
  (basic and diluted                        $   (0.19)   $   (0.17)   $   (0.40)   $   (0.60)
                                            =========    =========    =========    =========

Weighted average number of common
  shares-basic                                  7,208        6,117        6,481        6,117
                                            =========    =========    =========    =========
Weighted average number of common
  shares-diluted                                7,208        6,117        6,481        6,117
                                            =========    =========    =========    =========

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                               THREE QUARTERS ENDED
                                                            ---------------------------
                                                            SEPTEMBER 6,   SEPTEMBER 6,
                                                                1999           1998
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (2,613)      $ (3,693)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                8,443          7,162
    Provision for losses on assets to be disposed of                --            885
    Gain (loss) on disposal of property & equipment                 (1)            23
    Gains on bond repurchases                                     (528)            --
    Amortization of deferred loan costs and bond costs
    and discounts                                                  314            278
    Provision for bad debt                                         275            210
    Loss, net of amortization on investment in affiliate         1,379            768
    Provision for income tax                                       111             78
    Minority interests in losses                                    (4)            --
Changes in assets and liabilities:
    Increase in accounts receivable                               (181)        (1,719)
    Decrease in notes receivable                                   164            158
    (Increase) decrease in inventory                               (16)            28
    (Increase) decrease in prepaid expenses and other
    current assets                                              (2,348)           750
    Decrease in deposits and other assets                          892              1
    Increase in accounts payable                                 4,228          1,741
    Increase (decrease) in accrued liabilities                   2,080         (2,824)
                                                              --------       --------
         Net cash provided by operating activities              12,195          3,846
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (1,867)        (1,408)
Acquisitions of restaurants                                       (142)          (855)
Cash received on business purchase                               1,461             --
(Increase) decrease in investments                                 (13)           346
Proceeds from sale of assets                                       142            318
Cash paid for investments in affiliates                             --            (32)
                                                              --------       --------
    Net cash used in investing activities                         (419)        (1,631)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash                                        388             --
Repayments of senior notes                                      (3,600)        (1,226)
Principal payments on long-term debt and capital
 lease obligations                                              (1,492)          (882)
Net proceeds from issuance of common stock                          --             55
Distributions to minority interests                                (15)            --
Other equity funding                                                --            116
                                                              --------       --------
    Net cash used in financing activities                       (4,719)        (1,937)
                                                              --------       --------
    Net increase in cash                                         7,057            278
CASH AT BEGINNING OF PERIOD                                      4,601          4,008
                                                              --------       --------
CASH AT END OF PERIOD                                         $ 11,658       $  4,286
                                                              ========       ========

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -(Continued)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE QUARTERS ENDED
                                                                  ---------------------------
                                                                  SEPTEMBER 6,   SEPTEMBER 6,
                                                                      1999           1998
                                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--

    Interest paid, net                                              $  4,034       $  3,954
                                                                    ========       ========
    Income taxes paid                                               $     --       $     --
                                                                    ========       ========
   Reverse acquisition of business:
     Estimated fair value of assets acquired                        $ 75,929       $     --
     Goodwill                                                         28,591             --
     Liabilities assumed                                             (57,801)            --
     Consideration paid                                              (48,180)            --
                                                                    --------       --------
          Net cash acquired                                         $ (1,461)      $     --
                                                                    ========       ========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations incurred                             $    481       $     --
                                                                    ========       ========
     Notes payable incurred upon acquisition of restaurants         $    765       $     --
                                                                    ========       ========

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The merger of Checkers Drive-In Restaurants, Inc. ("Checkers") with Rally's Hamburgers, Inc. ("Rally's") on August 9, 1999 (see Note 2, "Merger") was accounted for as a reverse acquisition as former shareholders of Rally's Hamburgers, Inc. owned a majority of the outstanding stock of Checkers Drive-In Restaurants, Inc. subsequent to the merger. Therefore, for accounting purposes, Rally's Hamburgers, Inc. is deemed to have acquired Checkers Drive-In Restaurants, Inc. All 1998 financial information presented herein represents only the financial results for Rally's Hamburgers, Inc. The 1999 financial information presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows represents the results for Rally's Hamburgers, Inc. for the periods stated and include the financial results for Checkers Drive-In Restaurants, Inc. for only the post-merger four week period ended September 6, 1999. The Condensed Consolidated Balance Sheet as of September 6, 1999 represents the combined balance sheet of the merged entity and the Condensed Consolidated Balance Sheet as of December 28, 1998 represents Rally's only. The operating results for the three quarters ended September 6, 1999, are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 28, 1998, for Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. Therefore, it is suggested that the accompanying financial statements be read in conjunction with each company's December 28, 1998 consolidated financial statements.

(B) PURPOSE AND ORGANIZATION - The principal business of Checkers Drive-In Restaurants, Inc. ("the Company") is the operation and franchising of Checkers and Rally's restaurants. At September 6, 1999, there were 465 Rally's restaurants operating in 18 different states and there were 469 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 463 were Company operated (including 12 joint venture restaurants) and 471 were operated by franchisees, including 23 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods. The Company's 1999 fiscal year will include a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

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

(D) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for use until such time that the respective states permit its release.

(E) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees, owner fee income, receivables from the sale of modular restaurant packages and advances to Rally's National Advertising Fund which provides broadcast creative production for use by the Rally's corporate and franchise restaurants. Allowances for doubtful receivables were $3.6 million at September 6, 1999 and $969,000 at December 28, 1998.

(F) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(G) DEFERRED LOAN COSTS AND BOND DISCOUNTS- Deferred loan costs incurred in connection with Rally's mortgages payable to FFCA Acquisition Corporation (see
Note 5) and discounts related to the Senior Notes are being amortized on the effective interest method.

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

(I) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets. Property held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

(J)      INTANGIBLES - Goodwill and other intangibles are being amortized over
27.5 years, 20 years and 3 to 7 years, respectively, on a straight-line basis.

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

(L) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of September 6, 1999 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(M)       EARNINGS PER SHARE - The Company calculates basic and diluted earnings
(loss) per share in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share". Although Checkers is the surviving legal entity after the merger with Rally's, for accounting purposes the merger is treated as a reverse acquisition of Checkers by Rally's. Therefore, only the historical net income (loss) of Rally's is included in the historical financial results of the Company for all periods prior to the merger. However, for purposes of computing earnings per share, the weighted average number of Checkers outstanding shares is used for periods prior to the merger. This weighted average has been adjusted for all periods presented to reflect the impact of the one-for-twelve reverse split that occurred on August 9, 1999.

(N) OWNER FEE INCOME AND DEPRECIATION - Revenue received as a result of the operating agreement with CKE is referred to as owner fee income in the accompanying consolidated financial statements. Depreciation expenses related to the ongoing investment in the CKE-operated restaurants are referred to as owner depreciation in the accompanying consolidated financial statements.

(O) SEGMENT REPORTING - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

The Company operates primarily in the quick-service restaurant industry. The Company's Champion Modular Restaurants division does not have a material effect upon the Company's financial statements.

(P) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(Q) RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2:  MERGER

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. completed their merger. On that date, Rally's owned 19,130,930 shares (26.06%) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers issued 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. The approximately 19.1 million shares of Checkers common stock that was owned by Rally's was retired. After the transaction, Rally's shareholders owned 58,377,134 shares (51.8% of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2% of Checker common stock) was held by then current shareholders of Checkers. Checkers and Rally's each received investment bankers' opinions as to the fairness of the exchange rate used in the merger. Immediately following the merger and a one-for-twelve reverse stock split, there were 9,387,852 shares outstanding.

         The merger transaction was accounted for under the purchase method of accounting and was treated as a reverse acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined enterprise. Accordingly, Rally's was considered the acquirer for accounting purposes and will record Checkers' assets and liabilities based upon their fair market value. Although certain adjustments have been recorded to estimate fair market value, appraisals necessary to determine the fair market value of the properties will not be completed until the fourth quarter of fiscal year 1999. Although the Company believes that the purchase price allocation will not differ significantly from the preliminary purchase price allocation that has been recorded, it is possible that a significant adjustment to the purchase price could be recorded when the appraisals are complete.

         The following table represents the unaudited pro forma results of operations for the 36-week periods ended September 6, 1999 and September 6, 1998 assuming the merger and reverse split had occurred on December 29, 1997. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the merger occurred at that date or of results which may occur in the future.

                                                   36 WEEKS        36 WEEKS
(In thousands, except per share amounts)             ENDED           ENDED
                                                 SEPT. 6, 1999   SEPT. 6, 1998
                                                 -------------   -------------

Total revenue                                      $ 200,394       $ 205,824
Operating  income                                  $   2,317       $   4,731
Net loss                                           $  (4,726)      $  (3,806)
Net loss per share of common stock                 $   (0.50)      $   (0.41)

Weighted average number of shares outstanding          9,388           9,388

NOTE 3:  MANAGEMENT CHANGES

         On September 7, 1999, the Board of Directors named member Peter O'Hara as Vice-Chairman and the Board's designated representative to oversee the Company's operations. Mr. O'Hara is the President of Capital Management of L.I.N.Y., Inc., a Checkers area developer for Long Island, New York, and has extensive experience in restaurant management and franchising operations. Mr. O'Hara replaced Tom Thompson in the Vice-Chairman role who stepped down to focus his full time efforts on the operations of CKE Restaurants, Inc., where he serves as President and Chief Operating Officer. Mr. Thompson will remain on the Company's Board of Directors. The Company subsequently announced the promotion of David Miller to Chief Operating Officer; the appointment of Annette Shehan as Senior Vice President of Marketing; the promotion of Richard Turer to Vice President of Marketing; the promotion of Keith Sirois to Vice President of Franchise Operations; and the promotion of Dick Sveum to Vice President of Franchise Sales and Development. With the exception of Ms. Shehan, who will also hold the same position at Santa Barbara Restaurant Group, Inc., the new leadership of the Company was selected from internal candidates with significant experience with the Checkers and Rally's brands. On October 7, 1999, the Company accepted the resignation of its Chief Executive Officer and Director, James J. Gillespie. A successor has not been named at this time.

NOTE 4:  LIQUIDITY

         The Company has a working capital deficit of $82.6 million at September 6, 1999. This significant deficit is due to the short term maturity of the amounts due pursuant to both the Restated Credit Agreement and the 9 7/8% Senior Notes. Excluding the current maturity of long-term debt, the Company will continue to have a working capital deficit as approximately 87.6% of it's assets are long-term (primarily property, equipment, and intangibles), and primarily all liabilities, including trade payables, accrued expenses, and property and equipment payables, are current liabilities of the Company.

         A significant portion ($17.4 million) of the Company's debt relates to the Restated Credit Agreement that originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a Company which owns 4.3% of the Company's outstanding common stock acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. On October 6, 1999, a payment in the amount of $2.5 million was made to the lender group reducing the outstanding principal balance to $14.9 million. As of June 11, 1999, Fidelity National Financial, Inc. owned approximately 29.0% of the outstanding common stock of SBRG.

         At September 6, 1999, the remaining principal amount of the 9 7/8% Senior Notes to mature on June 15, 2000 that were originally sold by Rally's Hamburgers, Inc. was $51.7 million.

         The Company is actively involved in a debt reduction and refinancing strategy that includes sale-leaseback transactions of approximately $3.6 million and a potential rights offering to existing shareholders with expected net proceeds of approximately $5.7 million. The Company believes the majority of the debt reduction will be accomplished by the sale of Company-owned stores to new or existing franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties. As of October 11, 1999, the Company had entered into non-binding letters of intent to sell 160 restaurants in eight markets, the sale of which is expected to generate after-tax net proceeds of $36.5 million that would be utilized to reduce debt. The Company is also in various stages of negotiation with parties that have expressed interest in purchasing other markets. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principal balances of the Restated Credit Agreement due April 30, 2000 and Senior Notes due June 15, 2000.

NOTE 5:    LONG-TERM DEBT

                                                                SEPTEMBER 6,   DECEMBER 28,
                                                                    1999           1998
                                                                ------------   ------------
Note payable under Restated Credit Agreement at 13%
   interest due each 28 day period, originally maturing
   July 31, 1999, subsequently extended to April 30, 2000
   (see Note 4)                                                   $ 17,432       $     --

Mortgages payable to FFCA Acquisition Corporation secured
   by 24 Company-owned Checkers restaurants, payable in 240
   aggregate monthly installments of $93,213, including
   interest at 9.5%                                                  9,885             --

Mortages payable to FFCA Acquisition Corporation secured
   by eight Company-owned Rally's restaurants payable in 240
   aggregate monthly installments of $40,082, including
   interest at 9.5%. The Company utilized the net proceeds
   of the loan to retire Senior Notes (see Note 44)                  4,250          4,300

Notes payable to former Rally's franchise owners for
   acquisition of markets, secured by the related assets
   acquired, with maturities through May 1, 2004, bearing
   interest at rates ranging from 7.5% to 9%. The notes are
   payable in monthly principal and interest installments
   ranging from $4,742 to $50,211                                    4,351          4,022

Notes payable to former Checkers franchise owners for
   acquisitions of markets, with interest rates primarily
   ranging from 9.0% to 11.32%, payable monthly                        766             --

Notes payable to banks, maturing at various dates through
   November 10, 2001, secured by property and/or equipment,
   bearing interest ranging from 1/2% above prime to 9.25%
   The notes are payable in monthly principal and interest
   installments ranging from $1,531 to $13,333. Interest is
   payable monthly                                                     170            401

Other, at interest rates ranging from 7.0% to 10%                      837             --
                                                                  --------       --------
Total long-term debt                                                37,691          8,723
Less current installments                                          (19,519)          (904)
                                                                  --------       --------
Long-term debt, less current maturities                           $ 18,172       $  7,819
                                                                  ========       ========

NOTE 6:  INCOME TAXES

         The Company recorded income tax benefit of $751,000 for the three quarters ended September 6, 1999 and income tax benefit of $960,000 for the three quarters ended September 6, 1998 or 30% and 26% of the respective losses before income taxes. The Company then recorded a valuation allowance of $862,000 against deferred income tax assets for the three quarters ended September 6, 1999 and a valuation allowance of $1,038,000 against deferred income tax assets for the three quarters ended September 6, 1998. The Company's total valuation allowances of approximately $15.9 million as of September 6, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time.

         On August 6, 1999 Rally's Hamburgers, Inc. merged into Checkers Drive-In Restaurants, Inc. and both companies experienced a change in ownership as defined by Internal Revenue Code Section 382. As a result of this merger, these combined companies are significantly limited in utilizing their net operating loss carryforwards arising before the ownership change to offset future taxable income. It is anticipated that approximately $101.0 million of net operating loss carryforwards to 1999 will expire as a result of the merger.

NOTE 7:  RELATED PARTIES

         Effective November 30, 1997, Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. entered into a Management Services Agreement whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store count ratio. Upon completion of the merger of Checkers and Rally's, this Agreement was terminated effective August 9, 1999. During the three quarters ended September 6, 1999 and the three quarters ended September 6, 1998, Checkers charged Rally's $4.7 million and $3.5 million, respectively in accordance with the

Management Services Agreement. The increase in costs billed to Rally's was primarily due to the transfer of various marketing and field management personnel from Rally's to Checkers during the third quarter of 1998 and the subsequent inclusion of the expenses for these personnel in the amounts billed by Checkers to Rally's.

NOTE 8:  STOCK OPTION PLANS

         The Company currently has two stock option plans in effect including the 1991 Stock Option Plan and the Stock Option Plan for Non-Employee Directors that was adopted in 1994. Where applicable, all references to numbers of shares have been adjusted for the one-for-twelve reverse split that was effected in August 1999.

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

         In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors (The "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000 and provide for a one-time grant of 25,000 shares to each non-employee director who was a Director both immediately prior to and following the effective date of the amendment. As of August 6, 1997, the Directors Plan provides for: (i) an option grant to new Non-Employee Directors to 8,333 shares and (ii) an annual options grant of 1,666 shares. Options granted to Non-Employee Directors have a ten-year term and are exercisable immediately upon grant.

         Pursuant to the Directors Plan, Checkers issued options to purchase a total of 10,000 shares at an exercise price of $3.76 to existing directors on December 29, 1998. On August 9, 1999, following the merger with Rally's, options granted to certain former Rally's directors under the Rally's Non-Employee Stock Option Plan were assumed by the Company under the Directors Plan as these individuals became directors of the Company following the merger. These former Rally's options became options to purchase shares of the stock of the Company at exercise prices ranging from $3.20 to $30.15 per share. The number of options assumed and the various exercise prices were calculated based upon the merger exchange ratio of 1.99 to one and the subsequent one for twelve reverse stock split. On August 17, 1999, a one time grant of 40,000 options was made to the Chairman of the Board, a one time grant of 20,000 options was made to the Vice Chairman, and a one time grant of 10,000 options was made to all other non-employee directors pursuant to a proposal approved by the stockholders at the annual meeting on August 5, 1999. On September 1, 1999 various directors notified the Company of their decision to voluntarily cancel an aggregate of 372,022 outstanding options with exercise prices ranging from $9.75 to $30.15 per share.

         On August 9, 1999, following the merger with Rally's, the Company assumed 291,063 options originally issued to employees of Rally's under the Rally's Employee Stock Option Plan for individuals who became employees of the Company. The number of options issued and the various exercise prices were calculated based upon the merger exchange ratio of 1.99 to one and the subsequent one for twelve reverse stock split. As a result, these former Rally's options became options to purchase stock of the Company at prices ranging from $3.2016 to $3.3924. The Company also issued options to purchase 8,333 shares on August 5, 1999 and 90,000 shares on September 3, 1999 at prices ranging from $2.50 to $3.3754.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards no. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the stock option plan for employees been determined based on the fair value at the grant date for awards in the first three quarters of 1999 and the first three quarters of 1998 consistent with the provisions of SFAS No. 123, net income (loss) would have been reduced by $384,000 and $2.4 million respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first three quarters of fiscal 1999 and the first three quarters of 1998, respectively: divided yield of zero percent for both periods: expected volatility of 100 and 85.1 percent, risk-free interest rates of 5.0 and 5.45 percent, and expected lives of 2 years, for both periods. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

NOTE 9:  SUBSEQUENT EVENTS

         REPRICING OF WARRANTS. On September 20, 1999, the Company reduced the exercise price on certain of its outstanding warrants by two-thirds. As a result of the repricing, holders of the former Rally's warrants issued in the November 1996 rights offering will receive one new warrant with an exercise price of $4.52 per share for each 6.03 former Rally's warrants they hold. The warrant term was also extended one year to September 26, 2001. The Company is in the process of applying to list these replacement warrants on the NASDAQ.

         The exercise prices of certain other Company warrants were similarly reduced by two-thirds. The privately-held warrants issued in connection with the Checkers senior debt restructuring in November 1996 were reduced from $9.00 to $3.00 per share and the publicly-held warrants (trading symbol: CHKRW) issued to stockholders in November 1996 were reduced from $16.50 to $5.50 per share. The former Rally's warrants privately held by CKE Restaurants, Inc and Fidelity National Financial, Inc. were not repriced. The closing price of the Company's common stock on the NASDAQ on September 17, 1999, was $2.03 per share.

         RIGHTS OFFERING. The Company has announced that it intends to make a rights offering to its stockholders. Pursuant to the offering, each stockholder will receive one transferable right for approximately every 3.129 shares of common stock held. Each right will entitle the holder to acquire one share of common stock for a subscription price of $2.00. In addition, for every two shares acquired upon exercise of the rights, the holder will also receive a warrant to purchase an additional share of common stock upon payment of a $2.00 warrant price. The Company anticipates that the warrants will have a five-year term and will be callable if the common stock trades at or above $5.00 for thirty consecutive days. Assuming all rights are exercised, the Company will issue 3,000,000 shares of its common stock and warrants to purchase an additional 1,500,000 shares. The rights offering will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933. In connection with the rights offering, stockholders who exercise their initial subscription privilege will be permitted to subscribe for the right which remain unsubscribed, if any, at the expiry date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Checkers Drive-In Restaurants, Inc. commenced operations on August 1, 1987, to operate and franchise Checkers Double Drive-Thru restaurants. On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") and Rally's Hamburgers, Inc. ("Rally's") completed a merger pursuant to which each outstanding share of Rally's stock was exchanged for 1.99 shares of Checkers stock and the approximately 19.1 million shares of Checkers common stock which Rally's had owned was retired. Checkers and Rally's each received investment bankers' opinions as to the fairness of the exchange rate used in the merger. Immediately following the merger and a one-for-twelve reverse stock split, there was approximately 9.4 million shares outstanding. The merger of Checkers with Rally's was accounted for as a reverse acquisition as former shareholders of Rally's owned a majority of the outstanding stock of Checkers subsequent to the merger. Therefore, for accounting purposes, Rally's is deemed to have acquired Checkers. All pre-merger financial information presented represents only the financial results for Rally's. The 1999 financial information presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows represents the results for Rally's for the periods stated and include the financial results for Checkers for the post-merger four week period ended September 6, 1999. The Condensed Consolidated Balance Sheet as of September 6, 1999 represents the combined balance sheet of the merged entity.

         At September 6, 1999, there were 465 Rally's restaurants operating in 18 different states and there were 469 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and West Bank in the Middle East. Of those restaurants, 463 were Company operated and 471 were operated by franchisees, including 23 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's ownership interest in the Company-operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of September 6, 1999, there were 451 such restaurants) and
(ii) the Company owns a 10.55% to 65.83% interest in various partnerships which own the restaurants (a "Joint Venture Restaurant"). As of September 6, 1999, there were 12 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company.

         Effective November 30, 1997, Checkers Drive-In Restaurants, Inc and Rally's Hamburgers, Inc. entered into a Management Services Agreement whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store ratio. Upon completion of the merger of Checkers and Rally's, this Agreement was terminated effective August 9, 1999. During the three quarters ended September 6, 1999 and the three quarters ended September 6, 1998, Checkers charged Rally's $4.7 million and $3.5 million, respectively in accordance with the Management Services Agreement. The increase in costs billed to Rally's was primarily due to the transfer of various marketing and field management personnel from Rally's to Checkers during the third quarter of 1998 and the subsequent inclusion of the expenses for these personnel in the amounts billed by Checkers to Rally's.

         Comparable store sales for the third quarter of 1999 decreased by 1.1% for Rally's restaurants and decreased 0.5% for Checkers restaurants compared to the same quarter of the prior year. On a year-to-date basis, comparable store sales are 0.4% below the prior year for the Rally's restaurants and 6.9% below the prior year for the Checkers units. During the quarter, each concept initially promoted the Double Cheese Double hamburger for $0.99. The featured event of the quarter was a joint sweepstakes promotional effort between the two concepts offering instant win prizes and the opportunity to participate in a drawing for a car. During the quarter, a test to evaluate the operational issues and customer acceptance of a limited breakfast menu was conducted. Subsequent to the end of the third quarter, this test was discontinued. Checkers also discontinued the test of a dual branding effort with Green Burrito during the quarter.

         Since the third quarter of fiscal 1998, the Company, along with its franchisees, experienced a net decrease of 31 operating restaurants. In the third quarter of fiscal 1999, the Company closed one restaurant and franchisees opened four restaurants and closed five restaurants.

         The Company receives revenues from restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured modular restaurant packages. The Company's revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying condensed consolidated financial statements. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Cost of modular restaurant packages relates to all restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company operated restaurant operations and modular restaurant packages revenues as well as the Company's franchise sales and support functions. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization. The Company's revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants. Modular restaurant packages revenues are directly affected by the number of new franchise restaurant openings and the number of new modular restaurant packages produced or used modular restaurant packages refurbished for sale in connection with those openings.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of the listed items included in the Consolidated Statements of Operations. Certain items are shown as a percentage of restaurant sales and owner fee income. The table also sets forth certain selected restaurant operating data.

                                                  QUARTER ENDED     THREE QUARTERS ENDED
                                                   (UNAUDITED)           (UNAUDITED)
                                             --------------------------------------------
                                               SEPT. 6,   SEPT. 6,   SEPT. 6,    SEPT. 6,
                                                 1999       1998       1999       1998
                                             ----------- ---------- ----------   --------
REVENUES
    Restaurant sales                             96.0%      96.3%      96.3%      96.3%
    Franchise revenues and fees                   3.6%       3.2%       3.2%       3.2%
    Owner fee income                              0.4%       0.5%       0.5%       0.5%
                                             ----------- ---------- ----------   --------
        Total  revenues                         100.0%     100.0%     100.0%     100.0%

COSTS AND EXPENSES
    Restaurant food and paper costs (1)          31.2%      32.2%      30.8%      32.1%
    Restaurant labor costs (1)                   33.3%      30.9%      31.9%      31.1%
    Restaurant occupancy expense (1)              6.2%       5.0%       5.8%       5.0%
    Restaurant depreciation and
       amortization (1)                           5.0%       4.9%       5.0%       5.1%
    Other restaurant operating expense (1)        9.4%       8.9%       9.3%       8.8%
    Advertising expense (1)                       5.2%       7.7%       5.9%       7.1%
    Owner depreciation (2)                      217.3%      92.9%     216.6%      88.2%
    Other depreciation and amortization           1.8%       1.6%       1.7%       1.7%
    General and administrative expense            8.9%       8.6%       9.0%       9.1%
    Loss provisions                               0.0%       0.0%       0.0%       0.9%
                                             ----------- ---------- ----------   --------
        Operating income                          1.8%       3.0%       2.8%       1.9%
                                             ----------- ---------- ----------   --------

OTHER INCOME (EXPENSE)
    Interest income                               0.4%       0.4%       0.4%       0.3%
    Gains on bond repurchases                     0.2%       0.0%       0.5%       0.0%
    Loss on investment in affiliate              (1.1)%     (1.5)%     (1.2)%     (0.8)%
    Interest expense                             (3.9)%     (4.5)%     (4.4)%     (4.7)%
    Interest - loan cost amortization            (0.2)%     (0.3)%     (0.3)%     (0.3)%
    Minority interests in losses                  0.0%       0.0%       0.0%       0.0%
                                             ----------- ---------- ----------   --------
   Loss before income tax expense                (2.9)%     (2.8)%     (2.2)%     (3.6)%
   Income tax expense                             0.1%       0.1%       0.1%       0.0%
                                             ----------- ---------- ----------   --------
        Net loss                                 (3.0)%     (2.9)%     (2.3)%     (3.6)%
                                             =========== ========== ==========   ========

(1) As a percent of restaurant sales.
(2) As a percent of owner fee income.

                                                        QUARTER ENDED           THREE QUARTERS ENDED
                                                         (UNAUDITED)                 (UNAUDITED)
                                                    ----------------------      ----------------------
                                                    SEPT. 6,      SEPT. 6,      SEPT. 6,      SEPT. 6,
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
Operating data:
    System - wide restaurant sales (in 000's):
      Company - operated                            $ 43,782      $ 33,505      $107,980      $ 97,640
      Franchised                                      46,972        36,181       111,634       104,863
                                                    --------      --------      --------      --------
            Total                                   $ 90,754      $ 69,686      $219,614      $202,503
                                                    ========      ========      ========      ========
Number of restaurants (3)
      Company - operated                                 463           226
      Franchised                                         471           256
                                                    --------      --------
           Total                                         934           482
                                                    ========      ========

(3) Number of restaurants open at end of period. 1998 amounts represent Rally's only.


COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 6, 1999 AND QUARTER ENDED SEPTEMBER 6, 1998

            REVENUES. Total revenues were $45.6 million for the quarter ended September 6, 1999, compared to $34.8 million for the quarter ended September 6, 1998. Of this difference, $10.5 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. Restaurant sales for comparable Rally's restaurants decreased 1.1% compared to the quarter ended September 6, 1998. Although only four weeks of sales of Checkers are included in the amounts reported for the quarter, comparable Checkers restaurant sales decreased 0.5% compared to the same twelve weeks of the prior year. Comparable restaurants are those open continuously during both reporting periods.

            Franchise revenues and fees were $1.7 million for the quarter ended September 6, 1999, compared to $1.1 million for the quarter ended September 6, 1998. Of this increase, $555,000 is attributable to Checkers franchisee fees and royalties from the operations of existing Checkers franchisees for the four weeks subsequent to the merger.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $13.7 million or 31.2% of restaurant sales for the quarter ended September 6, 1999, compared to $10.8 million or 32.2% of restaurant sales for the quarter ended September 6, 1998. Of this difference, $3.3 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The decrease in these costs as a percentage of restaurant sales was due to the introduction of the two-patty platform in the Rally's system that utilizes a smaller hamburger patty for the value conscious customer and a limited price increase on various menu items in prior quarters.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $14.6 million or 33.3% of restaurant sales for the quarter ended September 6, 1999, compared to $10.3 million or 30.9% of restaurant sales for the quarter ended September 6, 1998. Of this difference, $3.7 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales levels, and a competitive labor market for both chains.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.7 million or 6.2% of restaurant sales for the quarter ended September 6, 1999 compared to $1.7 million or 5.0% of restaurant sales for the quarter ended September 6, 1998. Of this difference, $928,000 is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The increase as a percent of restaurant sales is due in part to the decrease in restaurant sales for the current quarter versus the comparable quarter of the prior year. In addition, a greater percentage of Checkers restaurants are leased rather than owned.

            Restaurant depreciation and amortization totalled $2.2 million or 5.0% of restaurant sales for the quarter ended September 6, 1999 compared to $1.6 million, or 4.9% for the quarter ended September 6, 1998. Of this difference, $556,000 is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger.

            Other restaurant operating expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totalled $4.1 million or 9.4% of restaurant sales for the quarter ended September 6, 1999, compared to $3.0 million or

8.9% of restaurant sales for the quarter ended September 6, 1998. Of this difference, $1.1 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger.

            Advertising expense decreased to $2.3 million or 5.2% of restaurant sales for the quarter ended September 6, 1999 from $2.6 million or 7.7% of restaurant sales for the quarter ended September 6, 1998, despite $573,000 of expense attributable to the operation of Checkers restaurants for the four weeks subsequent to the merger. The decrease is due to reduced television spending and agency fees in the current quarter compared to the comparable quarter in the prior year, as well as increased efficiencies resulting from combining the Rally's and Checkers marketing efforts.

            Owner depreciation of $352,000 for the quarter ended September 6, 1999 represents the Company's segregated ownership cost related to the 23 Rally's restaurants and two other units operated by CKE. These expenses consist primarily of depreciation and amortization associated with these properties which have increased by $194,000 from the quarter ended September 6, 1998 due to a reduction in the estimated lives of the underlying assets.

            Other depreciation and amortization was $814,000 or 1.8% of total revenues for the quarter ended September 6, 1999 compared to $559,000 or 1.6% of total revenue for the quarter ender September 6, 1998. Of this increase, $83,000 is additional depreciation attributable to Checkers for the 4 weeks subsequent to the merger and $109,000 represents amortization of goodwill recorded in conjunction with the merger.

            General and administrative expenses were $4.0 million or 8.9% of total revenues, for the quarter ended September 6, 1999, compared to $3.0 million or 8.6% of total revenues for the quarter ended September 6, 1998. The majority of this increase is attributable to Checkers general and administrative expenses for the four weeks subsequent to the merger.

            Interest expense other than loan cost and bond discount amortization was $1.8 million or 3.9% of total revenues for the quarter ended September 6, 1999, compared to $1.6 million or 4.5% of total revenues for the quarter ended September 6, 1998. The increase is attributable to $282,000 of interest related to Checkers debt for the four week period subsequent to merger, offset somewhat by the effect of a lower weighted average of Rally's debt outstanding during the period.

            The loss on investment in affiliate of $495,000 represents Rally's share of the losses of Checkers for the eight weeks prior to the merger in the quarter ended September 6, 1999 ($398,000) and the amortization of related goodwill ($97,000). The loss of $528,000 for the quarter ended September 6, 1998 represented twelve weeks of activity.

            INCOME TAX. The Company's net tax provision for both periods represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a net tax benefit for the current book losses due to uncertainty of their ultimate realization.

COMPARISON OF HISTORICAL RESULTS - THREE QUARTERS ENDED SEPTEMBER 6, 1999 AND THREE QUARTERS ENDED SEPTEMBER 6, 1998

            REVENUES. Total revenues were $112.1 million for the three quarters ended September 6, 1999, compared to $101.4 million for the three quarters ended September 6, 1998. Of this difference, $10.5 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. Restaurant sales for comparable Rally's restaurants decreased 0.4% compared to three quarters ended September 6, 1998. Although only four weeks of sales of Checkers are included in the amounts reported, comparable Checkers restaurant sales decreased 6.9% compared to the same 36 weeks of the prior year. Comparable restaurants are those open continuously during both reporting periods.

            Franchise revenues and fees were $3.6 million for the three quarters ended September 6, 1999 compared to $3.3 million for the three quarters ended September 6, 1998. This increase is attributable to Checkers franchise fees and royalties from the operations of existing Checkers franchisees ($555,000) for the four weeks subsequent to the merger, offset by the effects of a net decrease of 18 Rally's franchised restaurants since September 6, 1998.

            COSTS AND EXPENSES. Restaurant food and paper costs totalled $33.3 million or 30.8% of restaurant sales for the three quarters ended September 6, 1999, compared to $31.3 million or 32.1% of restaurant sales for the three quarters ended September 6, 1998. Of this difference, $3.3 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The decrease in these costs as a percentage of restaurant sales was due to the introduction of the two-patty platform in the Rally's system that utilizes a smaller hamburger patty for the value conscious customer and a limited price increase on various menu items.

            Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $34.5 million or 31.9% of restaurant sales for the three quarters ended September 6, 1999, compared to $30.4 million or 31.1% of restaurant sales for the three quarters ended September 6, 1998. Of this difference, $3.7 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales levels and a competitive labor market.

            Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $6.3 million or 5.8% of restaurant sales for the three quarters ended September 6, 1999 compared to $4.9 million or 5.0% of restaurant sales for the three quarters ended September 6, 1998. Of this difference, $928,000 is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. This increase in restaurant occupancy costs as a percentage of restaurant sales was primarily due to the effect of certain fixed costs while operating at a lower sales level.

            Restaurant depreciation and amortization increased to $5.4 million or 5.0% of net restaurant sales for the three quarters ended September 6, 1999, as compared to $5.0 million or 5.1% of net restaurant sales for the three quarters ended September 6, 1998. Of this difference, $556,000 is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger.

            Other restaurant operating expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $10.0 million or 9.3% of restaurant sales for the three quarters ended September 6, 1999, compared to $8.6 million or 8.8% of restaurant sales for the three quarters ended September 6, 1998. Of this difference, $1.1 million is attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The increase in these expenses for the three quarters ended September 6, 1999 as a percentage of restaurant sales was primarily related to an increase in repair and maintenance costs and the decrease in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

            Advertising expense decreased to $6.4 million, or 5.9% of restaurant sales for the three quarters ended September 6, 1999 from $7.0 million, or 7.1% of restaurant sales for the three quarters ended September 6, 1998, despite $573,000 of expense attributable to the operation of the Checkers restaurants for the four weeks subsequent to the merger. The decrease is due to reduced television spending and agency fees in the current year compared to the comparable period in the prior year, as well as increased efficiencies resulting from combining the Rally's and Checkers marketing efforts.

            Owner depreciation of $1.1 million for the three quarters ended September 6, 1999 represents the Company's segregated ownership cost related to the 23 Rally's restaurants and two other units operated by CKE. These expenses consist primarily of depreciation and amortization associated with these properties which have increased by $618,000 from the three quarters ended September 6, 1998 due to a reduction in the estimated lives of the underlying assets.

            Other depreciation and amortization was $2.0 million or 1.7% of total revenues for the three quarters ended September 6, 1999, compared to $1.7 million or 1.7% of total revenues for the quarter ended September 6, 1998. Of this increase, $83,000 is additional depreciation attributable to Checkers for the four weeks subsequent to the merger and $109,000 represents amortization of goodwill recorded in conjunction with the merger.

            General and administrative expenses were $10.1 million or 9.0% of total revenues for the three quarters ended September 6, 1999, compared to $9.3 million or 9.1% of total revenues for the three quarters ended September 6, 1998. The majority of this increase is attributable to Checkers general and administrative expenses for the four weeks subsequent to the merger.

            LOSS PROVISIONS. During the first three quarters of 1998, the Company recorded provisions totalling $885,000 to reserve for costs associated with the closure of seven restaurants and the relocation of one restaurant. No such provisions have been made in 1999.

            Interest expense other than loan cost and bond discount amortization was $5.0 million or 4.4% of total revenues for the three quarters ended September 6, 1999, compared to $4.8 million or 4.7% of total revenues for the three quarters ended September 6, 1998. The increase is attributable to $282,000 of interest related to Checkers debt for the four week period subsequent to merger, offset somewhat by the effect of a lower weighted average of Rally's debt outstanding during the period.

            The loss on investment in affiliate of $1.4 million for the three quarters ended September 6, 1999 represents Rally's share of the loss of Checkers and the amortization of related goodwill for the 32 weeks prior to the merger. The loss of $768,000 for the three quarters ended September 6, 1998 represents 36 weeks of activity.

            INCOME TAX. The Company's net tax provision for each period presented represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a net tax benefit for the current book losses due to uncertainty of their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has a working capital deficit of $82.6 million at September 6, 1999. This significant deficit is due to the short term maturity of the amounts due pursuant to both the Restated Credit Agreement and the 9 7/8% Senior Notes. Excluding the current maturity of long-term debt, the Company will continue to have a working capital deficit as approximately 87.6% of it's assets are long-term (primarily property, equipment, and intangibles), and primarily all liabilities, including trade payables, accrued expenses, and property and equipment payables, are current liabilities of the Company.

            The 9 7/8% Senior Notes were sold by Rally's in 1993 and mature on June 15, 2000. Prior to the merger with Checkers, Rally's completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the senior notes during the third quarter of 1998. During 1998 and prior to December 18, 1998, Rally's repurchased on the open market approximately $1.7 million face value of its senior notes at an average price of $887.90 per $1,000 principal amount. Also prior to the merger with Checkers, Rally's entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation pursuant to which eight fee-owned properties were mortgaged on December 18, 1998. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000. Net proceeds were utilized to reduce the Senior Notes. The remaining principal amount was $51.7 million on September 6, 1999.

            A significant portion ($17.4 million) of the Company's debt relates to the Company's Restated Credit Agreement as described below. In October 1999, a $2.5 million payment was made to the lender group, reducing the outstanding balance to $14.9 million.

            The Company is actively involved in a debt reduction and refinancing strategy that includes sale-leaseback transactions of approximately $3.6 million and a potential rights offering to existing shareholders with expected net proceeds of approximately $5.7 million. The Company believes the majority of the debt reduction will be accomplished by the sale of Company-owned stores to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of October 11, 1999, the Company had entered into non-binding letters of intent to sell 160 restaurants in eight markets which transactions are expected to generate after-tax net proceeds of $36.5 million. The Company intends to sell additional markets to reduce its debt to a level where it can be refinanced at market terms. The Company is also in various stages of negotiation with parties that have expressed interest in purchasing other markets. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principle balances of the Restated Credit Agreement due April 30, 2000 and Senior Notes due June 15, 2000.

            Cash and cash equivalents increased approximately $7.1 million to $11.7 million during the three quarters ended September 6, 1999. Cash flow from operating activities was $12.2 million, compared to $3.8 million during the same period last year. The increase is largely attributable to a $6.3 million increase in the balances of accounts payable and accrued liabilities due to the timing of payments in the current year.

            Capital expenditures of $1.9 million for the three quarters ended September 6, 1999, were funded primarily through cash flow from operations. Approximately $358,000 of these expenditures were for the construction or conversion of new stores. Additionally $237,000 was spent to add dining rooms to test units. Remaining capital expenditures, approximately $1.3 million, were primarily for the purchase and installation of replacement restaurant equipment and expansion and upgrades of computer systems.

            Financing activities for the three quarters ended September 6, 1999 consisted primarily of the principal payments on long term debt and lease obligations of $1.5 million and principal payments and repurchases of Senior Notes of $3.6 million, and were funded by cash flow from operations and proceeds of the FFCA mortgage transaction.

            On November 14, 1996, Checkers debt under its loan agreement and credit line was acquired from its previous lenders by a group of entities and individuals, most of whom are engaged in the quick-service restaurant business. This investor group (the "CKE Group") was led by CKE Restaurants, Inc. ("CKE") the parent of Carl Karcher Enterprises, Inc., Hardee's Food System, Inc., Taco Bueno Restaurants, Inc., and Summit Family Restaurants, Inc. Also participating were most members of the former lender group, Fidelity National Financial, Inc. ("Fidelity") and KCC Delaware Company, a wholly-owned subsidiary of GIANT GROUP, LTD. ("GIANT"). CKE, GIANT and an affiliate of Fidelity (Santa Barbara Restaurant Group, Inc.) are the largest stockholders of the Company.

            On November 22, 1996, Checkers and the CKE Group executed an Amended and Restated Credit Agreement (the "Restated Credit Agreement") thereby completing a restructuring of the debt under the Loan Agreement. The Restated Credit Agreement consolidated all of the debt under the Loan Agreement and the Credit Line into a single obligation. At the time of the restructuring, the outstanding principal balance under the Loan Agreement and the Credit Line was $35.8 million. Pursuant to the terms of the Restated Credit Agreement, the term of the debt was extended by one (1) year until July 31, 1999, and the interest rate on the indebtedness was reduced to a fixed rate of 13%. In addition, all principal payments were deferred until May 19, 1997, and the CKE Group agreed to eliminate certain financial covenants, to relax others and to eliminate approximately $4.3 million in restructuring fees and charges. The Restated Credit Agreement also provided that certain members of the CKE Group agreed to provide to the Company a short term revolving line of credit of up to $2.5 million, also at a fixed interest rate of 13% (the "Secondary Credit Line"). In consideration for the restructuring, the Restated Credit Agreement required the Company to issue to the members of the CKE Group warrants to purchase an aggregate of 20 million shares of the Company's common stock at an exercise price of $.75 per share, which was the approximate market price of the common stock prior to the announcement of the debt transfer. Due to the one-for-twelve reverse stock split in August 1999 and a repricing in September 1999, it now requires the exercise of twelve warrants and $3.00 to acquire one share of stock. Since November 22, 1996, the Company has reduced the principal balance under the Restated Credit Agreement by $20.9 million and has repaid the Secondary Credit Line in full. A portion of the funds utilized to make these principal reduction payments were obtained by Checkers from the sale of certain closed restaurant sites to third parties. Additionally, Checkers utilized $10.5 million of the proceeds from the February 21, 1997, private placement and $8.0 million of the proceeds of a $10.0 million mortgage financing transaction completed on December 18, 1998 for these principal reductions, both of which are described later in this section. Pursuant to the Restated Credit Agreement, the prepayments of principal made in 1996 and early in 1997 relieved the Company of the requirement to make any of the regularly scheduled principal payments under the Restated Credit Agreement which would have otherwise become due in fiscal year 1998 through maturity. The Amended and Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal.

            During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a Company which owns 4.3% of the Company's outstanding common stock, acquired approximately $4.9 million of debt held by three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of September 6, 1999, Fidelity National Financial, Inc. owned approximately 29% of the outstanding common stock of SBRG.

            The Restated Credit Agreement with the CKE Group contains restrictive covenants which include the consolidated EBITDA covenant as defined in the Agreement. Immediately preceding the merger on August 9, 1999 and during a majority of 1998, the Company was in violation of the consolidated EBITDA covenant. The Company received a waiver for periods 11 through 13 of fiscal 1998, and for all periods remaining through August 9, 1999, the effective date of the merger with Rally's. The addition of the Rally's historical results has enabled the Company to maintain compliance with the debt covenant.

            The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will ultimately be realized.

            Rally's entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE") on July 1, 1996. Pursuant to the agreement, 25 (2 of which have been converted to a Carl's Jr. format) Company-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as owner depreciation in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating approximately $714,000 in 1998 and $488,000 in the three quarters ended September 6, 1999.

            As adjusted for the one-for-twelve reverse split, on February 21, 1997, Checkers completed a private placement (the "Private Placement") of 748,454 shares of common stock, $.001 par value, and 87,719 shares of Series A preferred stock, $.001 par value (the "Preferred Stock"). CKE Restaurants, Inc. purchased 513,525 of the Company's common stock and 61,623 of the Preferred Stock and other qualified investors, including other members of the lender group under the Restated Credit Agreement and Raymond James and Associates, Inc., also participated in the Private Placement. Checkers received approximately $19.5 million in net proceeds after $500,000 of issuance costs from the Private Placement. The Company used $8 million of the Private Placement proceeds to reduce the principal balance due under the Restated Credit Agreement; $2.5 million was utilized to repay the Secondary Credit Line; $2.3 million was utilized to pay outstanding balances to various key food and paper distributors; and the remaining amount was used primarily to pay down outstanding balances due certain other vendors. The reduction of the debt under the Restated Credit Agreement and the Secondary Credit Line, both of which carried a 13% interest rate reduced interest payments by more than $1.3 million on an annualized basis. Raymond James and Associates, Inc. received 209,524 shares of the common stock for services related to the Private Placement. Under the purchase price protection provisions of these 209,524 shares, Raymond James and Associates, Inc. was paid $170,000 as of December 28, 1998 and will be paid a remaining total of approximately $252,000 during 1999. On August 6, 1997, the 87,719 shares of preferred stock were converted into 730,992 shares of the Company's common stock valued at $10 million. In accordance with the agreement underlying the Private Placement (the "Private Placement Agreement"), the Company also issued 50,877 shares of common stock as a dividend pursuant to the liquidation preference provisions of the Private Placement Agreement, valued at $696,000 to the holders of the preferred stock issued in the Private Placement.

             On December 1, 1998, Checkers entered into two lease agreements, which have been recorded as obligations under capital lease, with Granite Financial, Inc. "Granite" (a wholly owned subsidiary of Fidelity), whereby Checkers leased $659,000 of security equipment for its restaurants in the aggregate. The first lease agreement is payable monthly at approximately $13,000 including effective interest at 13.08%. The second lease is payable at approximately $9,000, including effective interest at 10.90%. Both of these leases have terms of three years. During April and June of 1999, Checkers entered into two additional capital leases with Granite, whereby Checkers leased $554,000 of security equipment. Checkers is required to make additional monthly payments of approximately $11,000 and $8,000 at effective interest rates of 13.82% and 13.85%, respectively, under these leases. Pursuant to the merger, the Company also assumed liability for two lease agreements with Granite that were entered into by Rally's on December 1, 1998 and are also recorded as capital lease obligations. Pursuant to these leases, Rally's had also leased security equipment for its restaurants valued at $627,000 in the aggregate. The first lease agreement is payable monthly at $9,689, including effective interest at 11.35%. The second lease is payable monthly at $11,097, including effective interest at 12.39% and both have terms of three years.

            On December 18, 1998, Checkers completed a $10.0 million mortgage financing transaction with FFCA Acquisition Corporation (FFCA) collaterized by 24 fee-owned properties. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term. The net proceeds of the mortgage transaction were approximately $9.6 million of which $8.0 million was utilized to reduce the amount outstanding under the Restated Credit Agreement and approximately $612,000 was used to retire other debt associated with the collateral upon closing. Approximately $1.0 million was retained for operational initiatives of the Company, including but not limited to new menu boards. As described earlier in this section, Rally's completed a $4.3 million mortgage transaction with FFCA on the same day and terms, the net proceeds of which were utilized to repurchase senior notes on the open market.

YEAR 2000

            The Year 2000 issue arose because many computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". The Company has completed an assessment of all known internal information technology systems to document its state of readiness.

            The Company utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a Company's ability to move directly to the most recent release. During 1998, the Company successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The final Lawson upgrade was completed during the third quarter of 1999 and is now Year 2000 compliant. The consulting, and implementation required for the Cyborg upgrade was completed in October 1999. The cost of these upgrades to the Company was approximately $175,000. The upgrade of corporate office systems is approximately 95% complete and should be finalized by November 1999. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $75,000.

            The Company has assessed the computer systems utilized at the Checkers restaurants and determined such systems to be 100% Year 2000 compliant. While the cash registers that are used by Rally's for each transaction are Year 2000 compliant, the back-office computer and related software was not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. New computer systems were purchased for the Rally's restaurants and the software currently utilized by the Checkers restaurants is being installed. Completion of the rollout is expected by October 1999. Costs of replacing the Rally's computers and changing the software are not expected to exceed $500,000.

            The Company has made a significant effort to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters requesting written verification of compliance were sent to companies that provide financial services, utilities, inventory preparation and distribution and other key services. The Company has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operating on January 1, 2000. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately three weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently identified that could deliver product that matches the Company's specifications. The Company has obtained verification of Year 2000 compliance from its primary distributor. If documentation of Year 2000 compliance is not received from financial institutions by November 1, 1999, the Company will transfer its banking relationships to other banks at an incremental cost not expected to exceed $100,000. No contingency plans are available if the utility services for the restaurants are interrupted due to Year 2000 failures.

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

            None.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

            LITIGATION - JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery is scheduled to be completed in April 2000. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverage's will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

            HARBOR FINANCE PARTNERS V. GIANT GROUP, LTD. ET al. (Civ. Act. No. 14834). In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. As a result of the merger of Checkers and Rally's, the plaintiffs lost their standing to bring this action and it has been dismissed.

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

            CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE
V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES
F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a Company controlled by Mr. Gagne, the Company sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

            The case was tried before a jury as to certain claims and counterclaims and before the court sitting with an "advisory" jury as to the remaining counterclaims. At the conclusion of the Counterclaim Plaintiffs' case-in-chief, the trial court entered an involuntary dismissal and a directed verdict as to all counterclaims brought against Counterclaim Defendants Robert
G. Brown, George W. Cook, and Jared Brown. The trial court also entered an involuntary dismissal and directed verdict as to as to certain counterclaims brought against the Company, James E. Mattei, Herbert G. Brown, and James F. White, Jr., but reserved ruling as to the Counterclaimants' cause of action for fraudulent inducement, violation of violation of Section 817.416(2)(a)(1) of the Florida Franchise Act, and violation of the Florida Deceptive and Unfair Trade Practices Act. At the conclusion of the case, the jury returned a verdict in favor of the Company, James E. Mattei, Herbert G. Brown, and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and as to certain counterclaims brought by Robert H. Gagne. The jury also rendered certain non-binding "advisory" verdicts in favor of Tampa Checkmate and Mr. Gagne against the Company, Herbert G. Brown, and James F. White, Jr. relating to their causes of action for fraudulent inducement and violation of Section 817.416(2)(a)(1) of the Florida Franchise Act and recommended that the court assess damages in the total amount of $453,991.00. The matter is presently before the court on the Company's, James E. Mattei's, Herbert G. Brown's, and James F. White, Jr.'s Renewed Motion For Directed Verdict And/Or Involuntary Dismissal and, in the event the Renewed Motion For Directed Verdict And/Or Involuntary Dismissal is denied in whole or in part, the Court's ruling as to the remaining counterclaims.

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

            FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN
V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET al. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the compliant. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously should plaintiffs seek to renew the lawsuit. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

            DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., et al. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the First Albany complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the First Albany action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's. The Company believes the lawsuit is without merit and intends to defend it vigorously should plaintiffs seek to renew the lawsuit. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

            DOROTHY HAWKINS V. CHECKERS DRIVE-IN RESTAURANTS, INC. AND KPMG PEAT MARWICK, Case No. 99-001584-CI-21. On March 4, 1999, a state court complaint was filed in the Circuit Court in and for Pinellas County, Florida, Civil Division. The Complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with the Company based on misrepresentations and omissions made by Checkers. The Complaint asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the Complaint and intends to defend the lawsuit vigorously.

            The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.     CHANGES IN SECURITIES

            On August 9, 1999, Checkers Drive-In Restaurants, Inc. and Rally's hamburgers, Inc. completed a merger pursuant to which each outstanding share of Rally's stock was exchanged for 1.99 shares of Checkers stock and the approximately 19.1 million shares of Checkers common stock which Rally's had owned was retired. Immediately following the merger, Checkers completed a one-for-twelve reverse stock split leaving the Company with approximately 9.4 million shares outstanding.

            On September 20, 1999, the Company reduced the exercise price on certain of its outstanding warrants by two-thirds. As a result of the repricing, holders of the former Rally's warrants issued in the November 1996 rights offering will receive one new Checkers warrant with an exercise price of $4.52 per share for each 6.03 former Rally's warrants they hold. The warrant term was also extended one year to September 26, 2001. The Company is in the process of applying to list these replacement warrants on the NASDAQ.

            The exercise prices of certain other Company warrants were similarly reduced by two-thirds. The privately-held warrants issued in connection with the Checkers senior debt restructuring in November 1996 were reduced from $9.00 to $3.00 per share and the publicly-held warrants (trading symbol: CHKRW) issued to stockholders in November 1996 were reduced from $16.50 to $5.50 per share. The former Rally's warrants privately-held by CKE Restaurants, Inc and Fidelity National Financial, Inc. were not repriced. The closing price of the Company's common stock on the NASDAQ on September 17, 1999, was $2.03 per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meetings of Stockholders of the Company was held on August 5, 1999. At the meeting, the following actions were taken by the stockholders.

            A proposal to adopt and approve the agreement and plan of merger, dated as of January 28, 1999, by and between Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. The results of the voting were as follows:

            For:                42,410,584
            Against:             3,047,578
            Abstain:               406,668

            A proposal to amend the Checkers' certificate of incorporation to increase the authorized shares of Checkers common stock to 175 million. The voting was as follows:

            For:                44,728,977
            Against:             3,249,255
            Abstain:               556,190

            A proposal to amend Checkers' certificate of incorporation to effect a one-for-12 reverse stock split. The voting on the proposal was as follows:

            For:                62,909,548
            Against:             6,129,288
            Abstain:               452,551

            William P. Foley, II, Clarence V. McKee and C. Thomas Thompson were elected as Directors to serve until the Annual Meeting in the year 2002 and until their successors are elected and qualified or until their resignation, removal from office or death. With terms expiring in future years, Directors Terry N, Christensen, Peter O'Hara, Burt Sugarman and James Gillespie will continue in their positions. The results of the voting were as follows:

            NAME                      FOR               WITHHELD
            ----                      ---               --------

            William Foley          67,013,959          2,477,429
            Clarence V. McKee      67,015,074          2,476,314
            C. Thomas Thompson     67,015,667          2,475,721

            A proposal to ratify and approve an amendment to the Checkers 1994 stock option plan for non-employee directors. The voting on the proposal was as follows:

            For:                38,302,889
            Against:             6,219,906
            Abstain:             1,342,036

            A proposal to approve the Checkers employee stock purchase plan. The results of the voting were as follows:

            For:                40,587,896
            Against:             4,320,090
            Abstain:               956,845

            The appointment of KPMG LLP as Checkers' independent certified public accountants for fiscal year 1999 was ratified and approved. The voting on the proposal was as follows:

            For:                66,284,144
            Against:             2,262,654
            Abstain:               944,590

ITEM 5.     OTHER INFORMATION

            NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

            In September 1998, the Company received notice from NASDAQ that delisting could occur on December 18, 1998 if the Company's common stock failed to maintain a bid price greater than or equal to $1.00 for ten consecutive trading days during the next ninety days. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the merger with Rally's Hamburgers, Inc. ("Rally's") and a subsequent one-for-twelve reverse stock split. On June 18, 1999, the Company was notified by NASDAQ that its listing would be continued through August 9, 1999, the anticipated closing date of the merger. The merger with Rally's and the one-for twelve reverse stock split was completed on August 9, 1999. Following the merger, the Company was notified by NASDAQ that it was in compliance with the requirements necessary for continued listing on the NASDAQ National Market

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

27          Financial Data Schedule

(b)         Reports on 8-K:

            The following report on Form 8-K was filed during the quarter covered by this report:

            The Company filed a report on Form 8-K with the Securities and Exchange Commission dated August 24, 1999, reporting under Item 2 the merger with Rally's Hamburgers, Inc.

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



                             CHECKERS DRIVE-IN RESTAURANTS, INC.
                             -----------------------------------
                                        (Registrant)




Date:  October 21, 1999      By: /s/ RICHARD A. PEABODY
                                -----------------------
                             Richard A. Peabody
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                           SEPTEMBER 6, 1999 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX


EXHIBIT #                     EXHIBIT DESCRIPTION
---------                     -------------------

   27           Financial Data Schedule (included in electronic filing only).