Form 10-K405
period 2000-01-03
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2000-04-03
CIK 879554

...............................................................................
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    for the fiscal year ended January 3, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                         COMMISSION FILE NUMBER 0-19649


                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             58-1654960
------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



14255 49th Street North, Building 1, Suite 101
Clearwater, Florida                                             33762
----------------------------------------------               -----------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (727) 519-2000

       Securities registered pursuant to 12(b) and 12(g)of the Act:

           TITLE OF CLASS                  NAME OF EACH EXCHANGE      TICKER
           --------------                  ---------------------      ------

  9 7/8% Senior Notes due June 15, 2000    New York Stock Exchange
  Common Stock, par value $.001 per share  NASDAQ--MNS                 CHKR
  Common Stock Purchase Warrants           NASDAQ--NMS                CHKRZ
  Common Stock Parchase Warrants           NASDAQ--NMS                CHKRW

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

The number of shares outstanding of the Registrant's Common Stock as of January
   3, 2000, was 9,436,094 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of
  January 3, 2000, was approximately $20 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.
                     [DOCUMENTS INCORPORATED BY REFERENCE]

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

   ITEM 1.  BUSINESS.............................................................3

   ITEM 2.  PROPERTIES..........................................................12

   ITEM 3.  LEGAL PROCEEDINGS...................................................13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.............................................................17

   ITEM 6.  SELECTED FINANCIAL DATA.............................................18

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...............................................19

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........24

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................25

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES...............................................54

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................54

   ITEM 11. EXECUTIVE COMPENSATION..............................................54

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......54

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................55

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....56

                                     PART I

ITEM 1.    BUSINESS

GENERAL

          Checkers Drive-In Restaurants, Inc. ("Checkers") a Delaware Corporation, includes Rally's Hamburgers, Inc. ("Rally's"), and its wholly-owned subsidiaries, which are collectively referred to herein as "the Company". On August 9, 1999, Checkers merged with Rally's. (See Note 3: Merger).

          The Company is one of the largest chains of double drive-thru restaurants in the United States. At January 3, 2000, there were 464 Rally's restaurants operating in 18 different states and there were 443 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 367 were Company operated and 540 were operated by franchisees, including 22 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. The Company's ownership interest in the Company operated restaurants is in one of two forms:
(i) the Company owns 100% of the restaurant (as of January 3, 2000, there were 364 such restaurants) and (ii) the Company owns a 10.55% to 65.83% interest in various partnerships which own the restaurants (a "Joint Venture Restaurant"). As of January 3, 2000, there were 3 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company. The Company's restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations on August 5, 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986. See also "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT DEVELOPMENTS

          On August 9, 1999, Checkers completed its acquisition of Rally's ("the Merger"). On that date, Rally's owned 19,130,930 shares (26.06%) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,117 shares of Checkers common stock. Checkers issued 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. In accordance with the Merger agreement, the 19,130,930 million shares of Checkers common stock that were owned by Rally's were retired. After the transaction, Rally's shareholders owned 58,377,134 shares (51.8% of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2% of Checker common stock) were held by then current shareholders of Checkers. Checkers and Rally's each received investment bankers' opinions as to the fairness of the exchange rate used in the merger. Immediately following the merger and a one-for-twelve reverse stock split, there were 9,436,094 shares of Checkers' Common Stock outstanding.

          The merger transaction was accounted for under the purchase method of accounting and was treated as a reverse acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market value. (See Note 3: Merger). In conjunction with the merger, the Company assumed $30.8 million of debt, of which $19.5 million was short-term. As of January 3, 2000, the short-term balance had been reduced to $6.2 million.

          On November 23, 1999, the Company sold 36 Rally's restaurants in the Detroit, Michigan market area and 6 Checker's restaurants in the Kansas City, Missouri market area to Great Lakes Restaurant Company, L.L.C. for $15.6 million in cash and notes. Great Lakes Restaurant Company, L.L.C. will operate the newly acquired restaurants as a franchisee and will pay ongoing royalties based on sales at the restaurants.

          On December 20, 1999, the Company sold 13 Rally's restaurants in the Birmingham, Alabama market area to HJK, L.L.C. for $3.7 million. HJK, L.L.C. is an affiliate of Frontrunners, Inc., a company that currently operates 2 Rally's in Alabama. HJK, L.L.C. will operate the newly acquired Rally's restaurants as a franchisee and pay ongoing royalties based on sales at the restaurants.

          On December 23, 1999, the Company completed a $3.6 million sale-leaseback transaction with Franchise Finance Corporation of America ("FFCA") involving nine properties.

          On December 27, 1999, a subsidiary of the Company, Checkers of Chicago, Inc., a Delaware corporation, discontinued operations in the Chicago metropolitan area and on January 7, 2000, filed for relief under Chapter 7 of the United States Bankruptcy Code. Checkers of Chicago, Inc. had operated eight restaurants as a general partner of certain limited partnerships and three Company-owned restaurants, all of which are now closed. The other Checkers and Rally's restaurants operated by Checkers and its franchisees are not affected by this action.

          On December 30, 1999, the Company sold 18 Checker's restaurants in the Philadelphia, Pennsylvania market area to Great Lakes Restaurant Company, L.L.C. for $1.0 million. Great Lakes Restaurant Company, L.L.C. will operate the newly acquired restaurants as a franchisee and will pay ongoing royalties based on sales at the restaurants.

          As of January 3, 2000, the Company had short-term debt obligations totaling $55.3 million. Of this balance, $6.2 million is due to be repaid on April 30, 2000 and $45.8 million is due and payable on June 15, 2000. The remaining $3.3 million of short-term debt is related to capitalized lease obligations which the Company expects to fund through cash flow from operations. As of March 30, 2000, the Company has used $8.3 million of the proceeds from the above transactions to reduce its short-term debt such that $2.0 million remains outstanding on the debt due April 30, 2000 and $41.7 million remains outstanding on the debt due June 15, 2000. (See Note 2: Going Concern and Liquidity).

          The Company is aggressively pursuing a debt reduction strategy and believes the majority of the debt reduction can be accomplished by the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of January 3, 2000, the Company had entered into non-binding letters of intent to sell 163 restaurants in eight markets which transactions are expected to generate net proceeds of approximately $33 million. The Company is also negotiating to sell additional restaurants that could generate additional proceeds of approximately $10 million. The Company expects that it will be able to refinance any remaining debt at market terms. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principle balances of the Restated Credit Agreement due April 30, 2000 and Senior Notes due June 15, 2000.

          In December 1999, the Company named Daniel J. Dorsch as its new Chief Executive Officer and President to replace Jay Gillespie. Mr. Dorsch will also serve as a member of the Checkers Board of Directors. Mr. Dorsch has over 25 years experience in various restaurant management roles and has owned and operated numerous KFC, Taco Bell and Papa John's franchise restaurants.

          In other management changes, the Company announced that Ted Abajian would be assuming the role of Senior Vice President and Chief Financial Officer to replace Richard Peabody. Mr. Abajian will continue to serve as Senior Vice President and Chief Financial Officer for Santa Barbara Restaurant Group, Inc. He has over 15 years in restaurant management and significant public company experience.

          On March 30, 2000, the Company completed the sale of 62 Checkers restaurants in Mobile, Alabama and West Palm Beach and Orlando, Florida market areas to Titan Holdings, LLC for $10.25 million in cash and notes, less sales commissions and other costs. Titan holdings, LLC will operate the newly acquired Checkers restaurants as a franchisee and pay ongoing royalties based on sales at the restaurants.

CONCEPT AND STRATEGY

          The Company operates under two brands "Checkers (R)" and "Rally's Hamburgers (R)". The Company's operating concept includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing distinctive restaurant designs that feature a "double drive-thru" concept and creates significant curb appeal; (iii) providing fast service using a "double drive-thru" design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food and drinks made fresh to order at a fair price. The Company's primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

RESTAURANT LOCATIONS.

          As of January 3, 2000, there were 367 restaurants owned and operated by the Company in 13 states (including 3 restaurants owned by partnerships in which the Company has interests ranging from 10.55% to 65.83%) and 540 restaurants operated by the Company's franchisees in 27 States, the District of Columbia, Puerto Rico and the West Bank, Middle East. The following table sets forth the locations of such restaurants (See Note 14: Subsequent Events):

                              COMPANY- OWNED

   CHECKERS                       RALLY'S                    TOTAL
-------------                  ------------                  -----
Alabama (12)                   Arkansas (10)
Florida (133)                  Florida (16)
Georgia (37)                   Illinois (10)
Mississippi (5)                Indiana (27)
Tennessee (4)                  Kentucky (26)
                               Louisiana (23)
                               Mississippi (1)
                               Missouri (20)
                               Ohio (21)
                               Tennessee (10)
                               Virginia (12)
---------------------------------------------------------------------
 TOTAL   191                          176                     367
---------------------------------------------------------------------

                          FRANCHISES

   CHECKERS                       RALLY'S
-------------                   ---------------
Alabama (11)                    Alabama (15)
Delaware (1)                    Arizona (5)
Florida (48)                    California (53)
Georgia (45)                    Florida (1)
Illinois (11)                   Georgia (6)
Iowa (2)                        Illinois (6)
Kansas (2)                      Indiana (28)
Louisiana (11)                  Kentucky (14)
Maryland (17)                   Louisiana (5)
Michigan (1)                    Michigan (52)
Missouri (7)                    Mississippi (4)
New Jersey (13)                 Ohio (85)
New York (13)                   Pennsylvania (2)
North Carolina (12)             Tennessee (1)
Pennsylvania (13)               Virginia (7)
Puerto Rico (15)                West Virginia (4)
South Carolina (10)
Tennessee (5)
Texas (1)
Virginia (4)
Washington, D.C. (2)
West Bank, Middle East (2)
West Virginia (2)
Wisconsin (4)
-------------------------------------------------------------------------
 TOTAL        252                      288                    540
-------------------------------------------------------------------------
GRAND TOTAL                                                   907
=========================================================================

          Of these restaurants, 470 were acquired as a result of the Merger (236 Company operated and 234 franchised), 14 franchises were opened or reopened in 1999, 52 restaurants were closed (25 company operated and 27 franchised), 73 Company operated restaurants were sold to franchisees and 10 were acquired from franchisees. The Company's growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated restaurants primarily in its existing Core Markets and to further penetrate markets currently under development by franchisees, including select international markets. See " Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SITE SELECTION.

          The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company operated restaurants are located on leased land and the Company intends to continue to use leased sites where possible.

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

          The Checkers standard restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Most restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the opportunity of increasing sales per hour, provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization.

          The Rally's standard restaurant presents a distinctive design which conveys a message of "clean and fast" to the passing motorist. The restaurants' typical "double drive-thru" design features drive-thru windows on both sides of the restaurant for quicker service. While the restaurants generally do not have an interior dining area, most have a patio for outdoor eating. These areas contain canopy tables and seats and are landscaped to create an attractive eating environment. Rally's restaurant buildings average 600 to 720 square feet depending upon geographic location and require less property than the traditional eat-in restaurants. As a result of the small size of the restaurant building, Rally's restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

          The Company's restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

MENU.

          The menu at Checkers is a hamburger product line including the original 1/4 Pound Champ Burger(R), a fully dressed and seasoned "made-to-order" burger, all white-meat chicken sandwiches, all beef hotdogs - including chili-cheese dogs, Checkers Famous Fries (TM), Coca-Cola soft drinks and super thick shakes. The limited menu is designed to deliver quality, a high taste profile and unmatched speed of delivery. The Company is engaged in product development research and seeks to enhance variety through many, limited time only product promotions throughout the calendar year.

          The menu at Rally's is a hamburger product line including the signature Big Buford(R), a fully dressed double cheeseburger, all white-meat chicken sandwiches, all beef hot dogs - including chili-cheese dogs, Rally's seasoned fries, Coca-Cola soft drinks and super thick shakes. The limited menu is designed to deliver quality, a high taste profile and unmatched speed of delivery. The Company is engaged in product development research and seeks to enhance variety through many, limited time only product promotions throughout the calendar year.

BRAND POSITIONING: FRESH

          The double drive-thru concept for both Checkers and Rally's provides a unique point of difference for product delivery. A simplified hamburger and chicken sandwich product line (along with fries, colas and shakes) is served quickly, at a tremendous value. Consumers today want their food served hot, fresh and fast at a value. The Checkers and Rally's concepts take full advantage of the relationship between consumer's busy lives, cars and fast food.

          This brand positioning is based on consumer research with the core customer of the Company's products, as well as other quick-service hamburger users who might be convinced to become a loyal customer.

MARKETING PROGRAM.

          In the fall of 1999, work began on a new advertising campaign aimed at the heavy fast food user (18-25 year old males) who represent 80% of burger category revenues. The overall message was simple: hot food fast, at a value. The advertising campaign (developed by Crispin Porter & Bogusky, Miami) uses television as the primary medium. The message is delivered in a unique format using animation taking advantage of the popularity of this type of medium today. The advertising campaign was launched in January of 2000.

          In addition, the Company utilizes radio, outdoor billboards and various forms of print advertising (ROP, FSI, ADVO etc.) to target consumers on a local store basis. Franchisees are able to take advantage of a national print program that can be customized to fit their geographic and local market needs.

          The promotional calendar focuses on limited time offer products at a value to help drive traffic. At the store level, point of purchase merchandising is specifically designed to enhance average check by offering the consumer a choice of combo meals, and additional add-ons to their meal.

PURCHASING.

          The Company and its franchisees purchase their food, beverages and supplies from Company-approved suppliers. All products must meet standards and specifications set by the Company due primarily to joint purchasing with CKE Restaurants, Inc. Management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. The Company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies by the restaurants. The Company believes that its continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Among other factors, the Company's profitability is dependent upon its ability to anticipate and react to changes in food costs. Various factors beyond the Company's control, such as climate changes and adverse weather conditions, may affect food costs.

MANAGEMENT AND EMPLOYEES.

          A typical restaurant employs approximately 25 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one assistant manager and a shift manager. A general manager is generally required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an area manager. The area manager typically has responsibility for eight to ten restaurants and for assuring that each Company-owned restaurant consistently delivers high-quality food and service. Area managers report to regional vice presidents. The Company has an incentive compensation program for area and store managers that provides for a monthly bonus based upon the achievement of certain sales and profit goals.

          As of January 3, 2000, the Company employed approximately 8,000 employees, substantially all of which were restaurant personnel. Most employees other than restaurant management and certain corporate personnel are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies within the service restaurant industry. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

SUPERVISION AND TRAINING.

          The Company requires each franchisee and restaurant manager to attend a comprehensive training program. The program was developed by the Company to enhance consistency of restaurant operations and is considered by management as an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that the Company believes are vital to the Company's operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. After a restaurant is opened, the Company continues to monitor the operations of both franchised and Company-operated restaurants to assist in the consistency and uniformity of operation.

          The Company employs Franchise Business Consultants ("FBC's") who act as a link between the Company and its franchisees. The FBC's perform regularly scheduled restaurant operation evaluations to ensure that each franchised restaurant consistently delivers high quality food and fast, friendly service in a clean environment. They also review the financial results and effectiveness of franchise restaurant management to identify possible areas of improvement.

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

JOINT VENTURE RESTAURANTS.

          As of January 3, 2000 there were 3 restaurants owned by separate general and limited partnerships in which the Company owns general and limited partnership interests ranging from 10.55% to 65.83%, with other parties owning the remaining interests (the "Joint Venture restaurants"), all of which are consolidated in the Company's financial statements. The Company is the managing partner of 2 of the 3 Joint Venture restaurants. In the 2 Joint Venture restaurants managed by the Company, it receives a fee for management services of 1% to 2.5% of gross sales. In addition, all of the Joint Venture restaurants pay the standard royalty fee of 4% of gross sales. Prior to the end of the fiscal year, the Company, as the managing partner for the 8 restaurants in Chicago made the decision to close the restaurants at the end of business on December 27, 1999, due to poor performance. On January 7, 2000, Checkers of Chicago, Inc., a wholly owned subsidiary of the Company, and the General Partner in the Chicago Limited Partnerships, filed for bankruptcy protection under Chapter 7 of the US Bankruptcy Code. (see Note 14: Subsequent Events).

INFLATION.

          Food and labor costs are significant inflationary factors in the Company's operations. Many of the Company's employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company's costs. In addition, many of the Company's leases require it to pay base rents with escalation provisions based on the consumer price index, in addition to percentage rentals based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. The Company has generally been able offset the effects of inflation to date through small menu price increases. There can be no assurance that the Company will be able to continue to offset the effects of inflation through menu price increase.

SEASONALITY.

          The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

FRANCHISE OPERATIONS

          STRATEGY. The Company encourages controlled development of franchised restaurants in its existing markets as well as in certain additional states. The primary criteria considered by the Company in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 540, or 60%, of the total restaurants open at January 3, 2000. During the fourth quarter of fiscal 1999 the Company sold a total of 73 Company operated restaurants to existing and new franchisees. In addition, the Company intends to sell additional Company operated restaurants to franchisees in fiscal 2000. After such sales are completed, approximately 75% of the Company's restaurants will be franchised and approximately 25% will be Company operated. In the future, the Company's success will continue to be dependent upon its franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rallys concepts and its reputation for quality and speed of service. Although the Company has established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate to be opened in 2000 or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with the Company's concepts and standards. As a result of inquiries concerning international development, the Company may develop a limited number of international markets and has begun the process of registering its trademarks in various foreign countries. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States. On March 31, 1995, the Company entered into a master franchise agreement for the Caribbean Basin. This master franchise agreement was terminated by the Company on February 3, 2000 (See Note 14: Subsequent Events). The Company has also granted two franchise agreements for the West Bank in the Middle East.

          FRANCHISEE SUPPORT SERVICES. The Company maintains a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised restaurant by a franchisee, the Company typically sends a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations - Supervision and Training" above. The Company also employs Franchise Business Consultants ("FBC's"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings and, if any deficiencies are noted, recommended procedures to correct such deficiencies.

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

          FRANCHISE AGREEMENTS. The franchise agreement grants to the franchisee an exclusive license at a specified location to operate a restaurant in accordance with the Checkers and Rally's systems and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current franchise agreement is generally 20 years. Upon expiration of the franchise term, the franchisee will generally be entitled to acquire a successor franchise for the restaurants on the terms and conditions of the Company's then current form of franchise agreement if the franchisee remains in compliance with the franchise agreement throughout its term and if certain other conditions are met, including the payment of fee equal to 25% of the then current franchise fee.

          In some instances, the Company grants to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic area (the "Franchised Area") and thereafter to operate each restaurant in accordance with the terms and conditions of a franchise agreement. In that event, the franchisee ordinarily signs two agreements, an area development agreement and a franchise agreement. Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the Franchised Area during the term of the area development agreement (normally a maximum of five years) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. The Company may terminate the area development agreement of any franchisee that fails to meet its development schedule.

          The franchise agreement and area development agreement require that the franchisee select proposed sites for restaurants within the franchised area and submit information regarding such sites to the Company for its review, although final site selection is at the discretion of the franchisee. The Company does not arrange or make any provisions for financing the development of restaurants by its franchisees. To the extent used MRP's are available for sale, the Company will offer the franchisees an opportunity to buy an MRP from the Company in those geographic areas where the MRP can be installed in compliance with applicable laws. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the Company's specifications. The Company provides a training program for management personnel of its franchisees at its corporate offices. Under the terms of the franchise agreement, the Company has adopted standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published from time to time in the Company's operations manual.

          The Company may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the Franchise Agreement or operations manual, continued violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business. In such event, the Company may also elect to terminate the franchisee's Area Development Agreement.

          FRANCHISE FEES AND ROYALTIES. Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial Franchise Fee together totaling $20,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an Area Development Agreement, the franchisee typically pays the Company a $5,000 Development Fee per store, which will be applied to the Franchisee Fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion.

COMPETITION

          The Company's restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

TRADEMARKS AND SERVICE MARKS

          The Company believes that its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company owns a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Rally's Hamburgers", "One of a Kind Fries", "Big Buford", "Checkers", "Checkers BurgeroFriesoColas" and "Champ Burger". It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

          The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of the Company's employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on the Company's business, financial condition and results of operation.

          The Company is also subject to extensive federal and state regulations governing franchise operations and sale which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and in certain cases, dictating substantive standards that govern the relationship between franchisors and franchisees, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements.

ENVIRONMENTAL MATTERS

          The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from the Company's restaurants, as well as handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. The Company may be responsible for environmental conditions relating to its restaurants and the land on which the restaurants are located, regardless of whether the restaurants or land in question are leased or owned and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant.

          The Company is not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. The Company cannot be certain that environmental conditions relating to prior, existing or future restaurants will not have a material adverse effect on the Company. Moreover, there is no assurance that:
(1) future laws, ordinances or regulations will not impose any material environmental liability: or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

          Certain statements in this Form 10-K under "Item 1. Business," "Item
3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when the Company uses words such as "believes," "expects," "anticipates" or similar expressions, it is making forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

          (i) These risks include the fact that the Company competes with numerous well established competitors who have substantially greater financial resources and longer operating histories than the Company, which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion. While this competition is already intense, if it increases it could have an even greater adverse impact on revenues and profitability of Company and franchise restaurants.

          (ii) The Company must reverse declining same store sales if it is to achieve improved profitability. Sales increases will depend, among other things, on the success of Company's advertising and promotion efforts and the success of other operating initiatives, all of, which are speculative.

          (iii) The Company has substantial senior debt obligations coming due in April and June 2000. The Company intends to sell certain markets to repay this debt or reduce it to a level where it can be refinanced. These market sales are contingent on a number of factors, many of which are not within the Company's control, such as the ability of a purchaser to secure financing. The failure of the Company to consummate one or more of the market sales could have a material adverse effect on the Company's financial condition.

         The Company may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products consumer and trial frequency; increases in the costs of food; paper, labor, health care, workers' compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, the receipt of a qualified opinion from the Company's auditors; adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; impact of Year 2000; continued NASDAQ listing; weather conditions; construction schedules and other factors referenced in this Form 10-K.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in approximately 26,500 square feet of leased office space and 6,000 square feet of adjoining warehouse space in Clearwater, Florida. This lease expires June 30, 2003.

         The Company also owns an 89,850 square foot manufacturing facility in Largo, Florida. The Company has entered into an agreement to sell this facility and expects to complete the transaction during the second quarter of fiscal 2000.

The following table sets forth information regarding the Company's restaurant properties as of January 3, 2000:


                              LEASED     OWNED
CHECKERS                       LAND       LAND (2)  TOTAL
                              ------     -----      -----
Company-operated                158        33        191
Franchise-operated (1)           26         4         30
Vacant                           20         8         28
                               ----      ----       ----
     Subtotal                   204        45        249

RALLY'S

Company-operated                145        31        176
Franchise-operated (1)           45         8         53
Subleased/vacant                 26         2         28
                               ----      ----       ----
     Subtotal                   216        41        257

      Total                     420        86        506
                               ====      ====       ====

(1) "Franchisee-operated" properties are those which are owned or leased by Company and subleased to franchisee operators.
(2)  Certain of these properties are mortgaged.

         The terms of the Company's leases or subleases vary in length expiring on various dates through 2018. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery is scheduled to be completed by June 2000. Motions for Summary Judgment will be filed by the parties by early July, 2000. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverage's will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter.

         FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's, no such amendment has been filed to date. The Company believes the lawsuit is without merit and intends to defend it vigorously should plaintiffs seek to renew the lawsuit.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's, no such amendment has been filed to date. The Company believes the lawsuit is without merit and intends to defend it vigorously.

         GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21. A companion complaint was also filed in the same Court on May 21, 1997, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the Amended Complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The Company believes that these lawsuits are without merit, and intends to continue to defend them vigorously.

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

         The case was tried before a jury in August of 1999. The court entered a directed verdict and an involuntary dismissal as to all claims alleged against Robert G. Brown, George W. Cook, and Jared Brown. The court also entered a directed verdict and an involuntary dismissal as to certain other claims alleged against the Company and the remaining individual Counterclaim Defendants, James
E. Mattei, Herbert G. Brown and James F. White, Jr. The jury returned a verdict in favor of the Company, James E. Mattei, Herbert G. Brown and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and in favor of Mr. Mattei as to all claims alleged by Tampa Checkmate and Mr. Gagne. In response to certain jury interrogatories, however, the jury made the following determination: (i) That Mr. Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That the Company, H. Brown and Mr. White fraudulently induced Tampa Checkmate to execute a certain franchise agreement whereby Tampa Checkmate was damaged in the amount of $151,331; (iii) That the Company, H. Brown and Mr. White violated a provision of the Florida Franchise Act relating to that franchise agreement whereby Tampa Checkmate and Mr. Gagne were each damaged in the amount of $151,330; and (iv) That none of the Defendants violated Florida's Deceptive and Unfair Trade Practices Act relating to that franchise agreement.

         As a result of certain pre-trial orders entered by the court, the Company believes that the responses to the jury interrogatories are "advisory" and are not binding on the court. The court has determined, however, that the responses to the jury interrogatories are binding upon it and has indicated an intent to enter a judgment accordingly. The Company believes that entry of such a judgment would be erroneous and would constitute reversible error. The Company has filed various post-trial motions which it believes are meritorious and intends to continue to defend the case vigorously, including the taking of an appeal if it becomes necessary.

         On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered as 97-11616-8G-1 on the docket of said Court. In July 1997, Checkers filed an Adversary Complaint in those proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. The Adversary Complaint sought a preliminary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' marks and trade dress in light of the termination of its franchise agreement on April 8, 1997. Tampa Checkmate filed a counterclaim which essentially contained the same claims set forth in the Amended Counterclaim filed in the state court action. The court granted the Company's Motion for preliminary injunction on July 23, 1998, and Tampa Checkmate de-identified its restaurant. On December 15, 1998, the Court entered an order converting Tampa Checkmate's Bankruptcy proceedings from a Chapter 11 to a Chapter 7 liquidation. Additionally, on February 1, 1999, the Bankruptcy court lifted the automatic stay to permit the Company to dispose of the property subject to its mortgage. The Company has filed a deficiency claim in the Bankruptcy proceedings for approximately $985,000, which, together with Tampa Checkmate's Counterclaim, remain pending. The Company intends to continue to defend this case vigarously.

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

         CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the Company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion for summary judgement which remains pending. The Company believes the causes of action asserted in the Counterclaim against the Company and Mr. Brown are without merit and intends to defend them vigorously.

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

         SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. On February 21, 2000, a Complaint was filed against the Company in the Common Pleas Court for Franklin County, Ohio entitled SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. which was thereafter removed by the Company to the United States District Court for the Southern District of Ohio, and numbered as Case No. C2-00-0216 on the docket of said court (the "Southern District Action"). The Complaint filed in the Southern District Action seeks a temporary and permanent injunction enjoining the Company from terminating seventy-seven franchise agreements with Snapps Restaurants, Inc. ("Snapps") and alleges wrongful termination of franchise agreements and various breaches of contract. On February 22, 2000, a Complaint was filed by the Company against Snapps in the United States District Court for the Northern District of Ohio entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. SNAPPS RESTAURANTS, INC., and numbered as Case No. 3:00CV7110 on the docket of said court (the "Northern District Action"). The Company's Complaint in the Northern District Action seeks to enjoin Snapps' continued use of the Rally's marks and trade dress following the termination of its franchise agreements and to collect unpaid royalty fees and advertising fund contributions. The Company and Snapps have also filed arbitration proceedings with the American Arbitration Association which have been assigned Case No. 25 Y 114 00057 00 and Case No. 331140004900 (collectively the "Arbitration Proceedings"). On March 10, 2000, the parties reached an agreement in principle to resolve the dispute. The Company believes the causes of action asserted against it by Snapps are without merit and, in the event the settlement described above is not consummated, the Company intends to defend them vigorously.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "CHKR". As of January 3, 2000, there were approximately 6,900 stockholders of record of the Company's Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the NASDAQ National Market System, for each quarter during the last two years. For all periods prior to the merger, the table below represents the stock prices of Checker's adjusted for the one-for-twelve reverse stock split, which occurred on August 9, 1999.

 1999
Quarter Ended    FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
High             $       8.63     $       5.63    $       4.50     $       3.44
Low                      3.75             3.00            1.69             1.25

1998
Quarter Ended    FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
High             $      12.75     $      18.37    $      15.37     $       8.25
Low                      9.75            10.50            7.87             3.75

DIVIDENDS

         The Company has not declared or paid any dividends on its common stock since incorporation and does not intend to do so in the foreseeable future. Dividends are prohibited under the terms of the Company's Restated Credit Agreement and are permitted under the Indenture governing the 9 7/8% Senior Notes only if certain income tests are met.

RECENT UNREGISTERED SALES

         On April 26, 1999, the Company issued a promissory note in the amount of $765,000 to Memphis Development, Inc. In connection with the acquisition of three restaurants. The note has a five-year term and bears an initial interest rate of 7.75%. The interest rate is variable and is re-determined on an annual basis at prime plus 1%. The issuance of this note is exempt from registration under Section IV (II) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data was derived from the consolidated financial statements of the Company, which includes its wholly owned subsidiaries. The merger of Checkers and Rally's on August 9, 1999 was accounted for as a reverse acquisition as former shareholders of Rally's owned a majority of the outstanding stock of Checkers subsequent to the merger. Therefore, for accounting purposes, Rally's is deemed to have acquired Checkers. The table below reflects the results of operations of Rally's for all periods presented and includes the operating results of Checkers subsequent to August 9, 1999.
The per share data has been adjusted for all periods to reflect for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse split that occurred on August 9, 1999. This information should be read in conjunction with the consolidated financial statements of Checkers and the related notes thereto, and the information contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

         The Company currently reports on a fiscal year, which ends on the Monday closest to December 31st. Currently each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. All periods have 52 weeks except the period ending January 3, 2000, which has 53 weeks.

                                                                 (In thousands, except per share amounts and statistical data)

                                                         JANUARY 3,     DECEMBER 28,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                            2000            1998            1997            1996            1995
                                                         ----------     ------------    ------------    ------------    ------------
Systemwide sales (1,4)                                   $ 401,964       $  286,876      $  290,133       $  316,670      $ 355,719
                                                         ==========      ==========      ==========       ==========      =========
Company restaurant sales (4)                             $ 192,340       $  139,602      $  139,348       $  156,445      $ 181,778
Other revenues (4)                                           9,495            5,350           5,582            6,307          7,081
                                                         ----------      ----------      ----------       -----------    ----------
    Total revenues (4)                                     201,835          144,952         144,930          162,752        188,859
                                                         ----------      ----------      ----------       -----------    ----------
(Loss) income from operations (2,4)                        (17,184)           1,401           3,343            4,041       (36,470)
    Other expenses (4)                                      (9,217)          (8,684)         (7,404)          (8,008)        (9,910)
                                                        -----------      ----------      ----------       -----------    ----------
    Loss before taxes (4)                                  (26,401)          (7,283)         (4,061)          (3,967)       (46,380)
Tax provision (benefit) (4)                                    336              252             455             (675)           539
                                                        -----------      ----------      ----------       -----------    ----------
    Loss before extraordinary items (4)                    (26,737)          (7,535)         (4,516)          (3,292)       (46,919)
Extraordinary items (3,4)                                      849               --               -            5,280              -
                                                        ----------       ----------      ----------       -----------    ----------
    Net income (loss) (4)                               $  (25,888)      $   (7,535)     $   (4,516)      $    1,988     $  (46,919)
                                                        ==========       ==========      ==========       ==========     ==========
Income (loss) per common share (basic & diluted):
    Loss before extraordinary
        items (4)                                       $    (4.02)      $    (1.67)     $    (1.32)      $    (1.17)     $  (18.12)
Extraordinary item (4)                                        0.13              --              --              1.87             --
                                                        ----------       ----------      ----------       -----------    ----------
Net income (loss) per common share (4)                  $    (3.89)      $    (1.67)     $    (1.32)      $     0.70     $   (18.12)
                                                        ==========      ===========      ==========       ==========      =========

Weighted average shares outstanding (4)                      6,657            4,506           3,434            2,820          2,590
                                                        ==========       ==========      ==========       ==========      =========

Total assets (5)                                        $  165,653       $  123,306      $  134,297       $  112,258      $ 137,392
Long-term debt and obligations under
    capital leases, including current portion (5)       $   80,767       $   70,307      $   68,444       $   69,654      $  97,958
Cash dividends declared per common
    share (5)                                           $       --       $       --      $       --       $       --      $      --
Restaurants open at end of period:
    Company (5)                                                367              226             229              209            239
    Franchised (5)                                             540              249             248              258            242
                                                        ----------       ----------      ----------       ----------      ---------
Total (5)                                                      907              475             477              467            481
                                                        ==========       ==========      ==========       ==========      =========


(1) Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants).
(2) The fiscal year ended December 31, 1995 includes approximately $17.3 million charged against operations for changes in business strategies and restaurant closings and approximately $13.7 million related to the implementation of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). The fiscal year ended January 3, 2000 includes approximately $22 million relating to SFAS 121 and $1.7 million for the period ending December 28, 1998.
(3) The extraordinary item for the fiscal year ended January 3, 2000 and December 29, 1996 was a gain on the early retirement of debt, net of tax expense of $0 and $1,350,000, respectively.
(4) The information presented for the period ending January 3, 2000 reflects the results for Rally's for the full thirteen periods and only the post merger twenty-one week period from August 10, 1999 to January 3, 2000 for Checkers.
(5) The balance sheet presented as of January 3, 2000 represents the combined balance sheet of the merged entity. All prior periods reflect Rally's only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") and Rally's Hamburgers, Inc., ("Rally's") completed their merger ("Merger"). The merger of Checkers with Rally's was accounted for as a reverse acquisition as former shareholders of Rally's owned a majority of the outstanding stock of Checkers subsequent to the merger. Therefore, for accounting purposes, Rally's is deemed to have acquired Checkers. All pre-Merger financial information presented represents the financial results for Rally's. The post-merger financial results include both Rally's and Checkers.

         As noted in Item 6: "Selected Financial Data", and as more fully described in Note 3: "Merger", the Company completed the Merger on August 9, 1999. This Merger has had a significant impact on the Company's results of operations and is the principal reason for the significant differences when comparing results of operations for the period ending January 3, 2000 with the results of operations for the period ended December 28, 1998. The comparability of future periods will also be affected by the Merger.

         At January 3, 2000, the Company's system included 907 restaurants, comprised of 367 Company-owned and operated and 540 franchised restaurants. At January 3, 2000, there were 464 Rally's restaurants operating in 18 different states and there were 443 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. The Company's ownership interest in the Company-operated restaurants is in one of two forms: (i) the Company owns 100% of the restaurant (as of January 3, 2000, there were 364 such restaurants) and (ii) the Company owns a 10.55% to 65.83% interest in various partnerships which own the restaurants (a "Joint Venture Restaurant"). As of January 3, 2000, there were 3 such Joint Venture Restaurants whose operations are consolidated in the financial statements of the Company. The Company-owned restaurants include 22 units in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996.

         The Company receives revenues from restaurant sales, franchise fees, royalties and sales of fully-equipped manufactured modular restaurant packages. The Company's revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Cost of modular restaurant packages relates to all restaurant equipment and building materials, labor and other direct and indirect costs of production. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company operated restaurant operations and modular restaurant packages revenues as well as the Company's franchise sales and support functions. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization. The Company's revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants. Modular restaurant packages revenues are directly affected by the number of new franchise restaurant openings and the number of new modular restaurant packages produced or used modular restaurant packages refurbished for sale in connection with those openings.

         Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999 and the years ended December 28, 1998 and 1997 Checkers charged Rally's $4.7 million, $5.6 million and $95 thousand, respectively in accordance with the Agreement.

         As a result of the Merger, the Company acquired 470 Checkers restaurants. In fiscal 1999, excluding the impact of the Merger, the Company opened 0 restaurants and closed 25 restaurants. Franchisees opened 14 restaurants and closed 27.

                              RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Company's consolidated statements of income and operating data for the periods indicated:

                                                                                 FISCAL YEAR ENDED
                                                                   ---------------------------------------------
                                                                   JANUARY 3,      DECEMBER 28,      DECEMBER 28,
                                                                    2000 (4)           1998            1997
                                                                   ----------      -----------       -----------
REVENUES:
Restaurant sales                                                       95.3%            96.3%            96.2%
Franchise revenues and fees                                             4.4%             3.2%             3.3%
Owner fee income                                                        0.3%             0.5%             0.5%
                                                                    -------          -------          -------
                                                                      100.0%           100.0%           100.0%
                                                                    =======          =======          =======
COST AND EXPENSES:
Restaurant food and paper costs (1)                                    31.3%            31.8%            32.3%
Restaurant labor costs (1)                                             32.4%            30.5%            29.8%
Restaurant occupancy expense (1)                                        6.8%             5.3%             4.7%
Restaurant depreciation and amortization (1)                            4.0%             5.2%             5.1%
Other restaurant operating expenses (1)                                 9.7%             8.8%             9.2%
General and administrative expenses                                     9.1%             8.8%            10.7%
Advertising (1)                                                         6.1%             7.1%             7.4%
Bad debt expense                                                        0.9%             0.4%            (0.3)%
Owner depreciation (2)                                                215.8%            90.6%            84.3%
Other depreciation and amortization                                     1.9%             1.7%             1.8%
Impairment of long-lived assets                                        10.8%             1.2%             0.0%
Losses on assets to be disposed of                                      0.2%             1.1%             0.1%
Gain on sales of markets                                               (1.3)%            0.0%             0.0%
                                                                    -------          -------          -------
OPERATING INCOME (LOSS)                                                (8.5)%            1.0%             2.3%
                                                                    =======          =======          =======
OTHER INCOME (EXPENSE):
Interest income                                                         0.4%             0.3%             0.5%
Loss on investment in affiliate                                        (0.7)%           (1.4)%           (0.5)%
Interest expense (including interest-loan cost and bond
  discount amortization)                                               (4.3)%           (4.9)%           (5.1)%
                                                                    -------          -------          -------
        Loss before minority interest, income tax expense,
            and extraordinary item                                    (13.1)%           (5.0)%           (2.8)%
Minority interest in operations of joint ventures                       0.0%             0.0%             0.0%
                                                                    -------          -------          -------
        Loss before income tax expense and
            extraordinary item                                        (13.1)%           (5.0)%           (2.8)%
Income tax expense                                                      0.2%             0.2%             0.3%
                                                                    -------          -------          -------
        Net loss from continuing operations before
             extraordinary item                                       (13.2)%           (5.2)%           (3.1)%
                                                                    =======          =======          =======
Gain on early extinguishment of debt, net of income taxes               0.4%             0.0%             0.5%
                                                                    -------          -------          -------
         Net loss                                                     (12.8)%           (5.2)%           (3.1)%
                                                                    =======          =======          =======
Number of restaurants-Company owned and franchised (3):
         Restaurants open at the beginning of period                    475              477              467
                                                                    -------          -------          -------
         Restaurants acquired through Merger                            470
         Company-owned restaurants opened, closed or
             transferred, net during period                             (95)              (3)              20
         Franchised restaurants opened, closed or
             transferred,  net during period                             57                1              (10)
                                                                    -------          -------          -------
         Total restaurants acquired,opened, closed or
              transferred, net during period                            432               (2)              10
                                                                    -------          -------           ------
         Total restaurants open at end of period                        907              475              477
                                                                    =======          =======           ======

(1) As a percentage of restaurant sales.
(2) As a percentage of owner fee income.
(3) Number of restaurants open at end of period. 1998 and 1997 amounts reflect Rally's only.
(4) Includes the results of operations for Checkers after August 9, 1999.

RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1999 AND 1998

         REVENUES. Total revenues were $201.8 million for the year ended January 3, 2000, compared to $145.0 million for the year ended December 28, 1998. Company operated restaurant sales increased by $52.7 million for the year, from $139.6 million in fiscal 1998 to $192.3 million in fiscal 1999. The Merger with Checkers resulted in a $54.4 million increase in sales. Overall sales for Rally's declined by $1.7 million from the prior year. Sales at comparable stores, which include only the units that were in operation for the full years being compared, increased 0.2% in 1999 as compared with 1998. Sales from sold and closed stores represented a reduction of $3.2 million offset by the extra week in the current year of $1.5 million. Franchise revenues and fees increased by $4.1 million, primarily as a result of the Merger.

         COSTS AND EXPENSES. Restaurant food and paper costs decreased to 31.3% of restaurant sales in 1999 compared with 31.8% in 1998. The Company continued to benefit from its participation in the purchasing co-op with CKE Restaurants, Inc. and Santa Barbara Restaurant Group, Inc.

         Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $62.4 million or 32.4% of restaurant sales for 1999 compared with $42.6 million or 30.5% for 1998. The increase as a percentage of sales is due in part to the inefficiencies associated with operating the restaurants at lower sales levels. In addition, incremental labor was strategically added to focus on speed of service improvements in 1999.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $13.1 million or 6.8% of restaurant sales in 1999 compared with $7.3 million or 5.3% in 1998. Restaurant occupancy expense increased as a percentage of restaurant sales due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Restaurant depreciation and amortization of $7.7 million in 1999 increased by $500,000 from $7.2 million in 1998 primarily due to the Merger.

         Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $18.7 million or 9.7% of restaurant sales in 1999 compared with $12.3 million or 8.8% in 1998. The increase as a percent of sales was due primarily to the Merger as Checkers has higher restaurant operating expenses.

         Advertising expense increased approximately $1.9 million to $11.8 million or 6.1% of restaurant sales for 1999 compared with 7.1% for 1998 due to additional promotions initiated in an attempt to increase sales.

         Bad debt expense increased to 0.9% of restaurant sales from 0.4% in the prior year as a result of collectibility issues with certain franchisees.

         Other depreciation and amortization was $3.8 million in 1999 compared to $2.5 million in 1998. The Merger with Checkers resulted in total goodwill of approximately $27 million and other intangibles of approximately $20 million, which resulted in $900,000 of additional amortization expense. The remaining $400,000 relates to depreciation expense of other non-restaurant fixed assets acquired as a result of the Merger.

         General and administrative expenses increased $5.5 million in 1999 to $18.3 million, or 9.1% of revenues as compared to $12.8 million or 8.8% of revenues in 1998. The increase is due primarily to the Merger.

         The loss on investment in affiliate of $1.4 million represents Rally's share of the losses incurred by Checkers ($1.0 million) and the amortization of related goodwill ($0.4 million) prior to the Merger.

         During 1999 the Company recorded accounting charges and loss provisions of $21.9 million in accordance with SFAS 121. (See Note 5: Accounting Charges and Loss Provisions).

         INTEREST EXPENSE. Interest expense increased 21.0% to approximately $8.6 million for 1999 as compared to $7.1 million for 1998. This increase is primarily due to the addition of $30.8 million of debt assumed with the Merger.

         INTEREST INCOME. Interest income was higher for 1999 as compared to 1998 primarily due to the Merger which enabled the Company to increase its average daily invested cash balances.

         INCOME TAX. The Company's 1999 tax provision was approximately $336,000 representing estimated state taxes versus a prior year tax provision of $252,000.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1998 AND 1997

         REVENUES. Total revenues in 1998 of $145.0 million were consistent with 1997 total revenues of $144.9 million. Company operated restaurant sales of $139.6 million were also consistent with the prior year sales of $139.3 million. Sales at comparable stores, which include only the units that were in operation for the full years being compared, decreased 1.8% in 1998 as compared with 1997. Also impacting the year to year comparison was the sales increase of $4.1 million associated with 21 units that were opened or transferred from franchisees during 1997 and 1998 offset by the sales decrease of $1.6 million related to six units that were closed during 1998.

         Franchise revenues and fees decreased 4.2% in 1998 from approximately $4.8 million in 1997 to $4.6 million in 1998. The decrease is primarily attributable to lower average sales levels in franchised units.

         COSTS AND EXPENSES. Restaurant food and paper costs decreased to 31.8% of restaurant sales in 1998 compared with 32.3% in 1997. Rally's continued to benefit from its participation in the purchasing co-op with CKE Restaurants, Inc., Santa Barbara Restaurant Group, Inc. and Checkers.

         Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $42.6 million or 30.5% of restaurant sales for 1998 compared with $41.5 million or 29.8% for 1997. The increase as a percentage of sales is due in part to the inefficiencies associated with operating the restaurants at lower sales levels.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $7.3 million or 5.3% of restaurant sales in 1998 compared with $6.5 million or 4.7% in 1997. Restaurant occupancy expense increased as a percentage of restaurant sales due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

         Restaurant depreciation and amortization of $7.2 million in 1998 was consistent with the expense of $7.1 million in 1997. Additional expense associated with Company operated restaurants that opened during 1998 and 1997 was offset by the closure of eight restaurants during 1998 and the impact of certain assets becoming fully depreciated.

         Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $12.3 million or 8.8% of restaurant sales in 1998 compared with $12.8 million or 9.2% in 1997. The decrease as a percent of sales was due primarily to reduced maintenance expenses during 1998.

         Advertising expense decreased approximately $402,000 to $9.9 million or 7.1% of restaurant sales for 1998 compared with 7.4% for 1997.

         Bad debt expense increased to 0.4% of restaurant sales from (0.3)% in the prior year as a result of collectibility issues with certain franchisees.

         Owner depreciation and amortization was $647,000 in 1998 compared to $627,000 in 1997. The increase of $20,000 was primarily due to the addition of two CKE operated restaurants in 1998.

         General and administrative expenses decreased $2.7 million in 1998 due to savings experienced as a result of Management Services Agreement with Checkers and the impact of $940,000 in 1997 associated with warrants that were issued to CKE and Fidelity National Financial, Inc (Fidelity), on December 20, 1996.

         The loss on investment in affiliate of $2.0 million represents Rally's share of the losses incurred by Checkers ($1.4 million) and the amortization of related goodwill ($627,000).

         Impairment of long-lived assets of $1.7 million representing the write-down of $590,000 of property and equipment and $1.1 million of intangibles was recorded during 1998 related to four under-performing sites. No such charges were made in 1997. Losses on assets to be disposed of in the amounts of $1.6 million and $158,000 were recorded in 1998 and 1997, respectively, to provide for the estimated losses on disposal for current year closures and the additional carrying costs of closed restaurants until eventual disposal.

         INTEREST EXPENSE. Interest expense decreased 3.9% to approximately $7.1 million for 1998 as compared to $7.4 million for 1997 primarily due to repurchases of Senior Notes that occurred during 1998.

         INTEREST INCOME. Interest income was lower for 1998 as compared to 1997 due to decreases in the average daily invested amounts.

         INCOME TAX. The Company's 1998 tax provision was approximately $252,000 representing estimated state taxes versus a prior year net tax provision of $455,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficit of $29.8 million at January 3, 2000. This significant deficit is due to the short term maturity of the amounts due pursuant to both the Restated Credit Agreement and the 9 7/8% Senior Notes. As of January 3, 2000, the Restated Credit Agreement had an outstanding balance of $6.2 million and matures on April 30, 2000, and the 9 7/8% Senior notes had an outstanding balance of $45.8 million and matures on June 15, 2000. As of March 30, 2000, the balance owing on the Restated Credit Agreement and the 9 7/8% Senior notes was $2.0 million and $41.7 million, respectively. The 9 7/8% Senior Notes were sold by Rally's in 1993 and mature on June 15, 2000. Prior to the merger with Checkers, Rally's completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the senior notes during the third quarter of 1998. During the fourth quarter of 1999, the Company repurchased on the open market approximately $10 million face value of its senior notes at prices ranging from $770.00 to $966.10 per $1,000 principal amount. The remaining principal amount was $45.8 million on January 3, 2000.

         In connection with the Merger, the Company assumed certain debt obligations of Checkers (See Note 9: Long term debt and obligations under capital leases). The table below summarizes the debt assumed as of August 9, 1999 (see Note 3: Merger):

                                                   AUGUST 9, 1999
                                                      ($000)
                                                   --------------
                   Restated Credit Agreement          $17,432
                   FFCA                                 9,899
                   Capital lease obligations            1,648
                   Other                                1,791
                                                      -------
                   Total debt assumed                 $30,770
                                                      =======

         The Company is aggressively pursuing a debt reduction strategy and believes the majority of the debt reduction can be accomplished by the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of January 3, 2000, the Company had entered into non-binding letters of intent to sell 163 restaurants in eight markets which transactions are expected to generate net proceeds of approximately $33 million. The Company is also negotiating to sell additional restaurants that could generate additional proceeds of approximately $10 million. The Company expects that it will be able to refinance any remaining debt at market terms. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principle balances of the Restated Credit Agreement due April 30, 2000 and Senior Notes due June 15, 2000.

         Cash and cash equivalents decreased approximately $200,000 to $4.4 million during the year ended January 3, 2000. Cash flow from operating activities was $12.8 million, compared to $2.5 million during the same period last year. The increase of $10.3 million is largely attributable to increases in the balances of accounts payable and accrued liabilities due to the timing of payments in the current year.

         On December 23, 1999, the Company completed a sales leaseback agreement with FFCA involving nine properties for $3.5 million. As a result of this transaction the Company recorded a $2 million capital lease obligation. The lease agreements are payable monthly ranging from $1,134 to $5,409 with an interest rate of 10%. The leases have a term of 20 years.

         Cash flow from investing activities increased to $10.4 million due primarily to proceeds from the sales of markets. These proceeds, along with a sales leaseback transaction mentioned above, were used to pay down the Restated Credit Agreement by $13.6 million and the Senior Notes by $9.1 million during 1999. Additionally, the Company utilized $7.2 million for capital expenditures primarily related to remodeling restaurants and the purchase and installation of replacement equipment.

         YEAR 2000

         The Company has addressed the potential business risks associated with the Year 2000. The Year 2000 issue involved the use of two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, the Company is not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on the Company.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKETS RISK.

Interest rate and foreign exchange rate fluctuations

         The Company's exposure to financial market risks is the impact that interest rate changes and availability could have on its debt. Borrowings under the Senior Notes bear interest at 9 7/8%. Borrowings under the Amended and Restated Credit Agreement bear interest at 13%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

         The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within the Company's control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting its menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) INDEX TO FINANCIAL STATEMENTS:

                                                                                 PAGE
                                                                                 ----

      Independent Auditors' Reports                                               26

      Consolidated Balance Sheets - January 3, 2000 and December 28, 1998         28

      Consolidated Statements of Operations and Comprehensive Income -
         Years ended January 3, 2000, December 28, 1998 and December 28, 1997     29

      Consolidated Statements of Stockholders' Equity -
         Years ended January 3, 2000, December 28, 1998 and December 28, 1997     30

      Consolidated Statements of Cash Flows -
         Years ended January 3, 2000, December 28, 1998 and December 28, 1997     31

       Notes to Consolidated Financial Statements                                 32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc.:

         We have audited the consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2000 and December 28, 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended January 3, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2000 and December 28, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 2000 in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial amount of debt maturing in 2000, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
---------------
KPMG LLP
Tampa, Florida
March 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Checkers Drive-In Restaurants, Inc:

         We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity and cash flows of Checkers Drive-In Restaurants, Inc. (formerly Rally's Hamburgers, Inc. - see note 1(a) to the consolidated financial statements) and subsidiaries for the year ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Checkers Drive-In Restaurants, Inc. and subsidiaries for the year ended December 28, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                             Arthur Andersen LLP

Louisville, Kentucky
February 27, 1998

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    JANUARY 3,     DECEMBER 28,
                                                                                       2000            1998
                                                                                    ---------      ------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $   4,371       $   4,601
Restricted cash                                                                         5,358           1,880
Investments                                                                             2,193              47
Accounts and notes receivable, net                                                      2,784           2,750
Inventory                                                                               1,736           1,017
Prepaid expenses and other current assets                                               2,606             310
Property and equipment held for sale                                                   37,150           1,131
                                                                                    ---------       ---------
    Total current assets                                                               56,198          11,736

Property and equipment, net                                                            49,432          61,914
Investment in affiliate, net of accumulated amortization (note 3)                        --            23,001
Notes receivable, net - less current portion                                            1,210             375
Lease receivable, net- less current portion                                             1,378            --
Intangible assets, net                                                                 56,188          23,880
Other assets, net                                                                       1,247           2,400
                                                                                    ---------       ---------
                                                                                    $ 165,653       $ 123,306
                                                                                    =========       =========
CURRENT LIABILITIES:
Senior notes, net of discount                                                       $  45,848       $    --
Current maturities of long-term debt and obligations under capital leases               9,481           1,490
Accounts payable                                                                        9,070           3,686
Reserves for restaurant relocations and abandoned sites                                 4,769           3,148
Accrued wages                                                                           3,334           1,825
Accrued liabilities                                                                    13,508           5,716
                                                                                    ---------       ---------
    Total current liabilities                                                          86,010          15,865

Senior notes, net                                                                        --            55,768
Long-term debt, less current maturities                                                17,761           7,819
Obligations under capital leases, less current maturities                               7,677           5,230
Long-term reserves for restaurant relocations and adandoned sites                       2,324           2,275
Minority interests in joint ventures                                                      535            --
Other long-term liabilities                                                             4,683           1,830
                                                                                    ---------       ---------
    Total liabilities                                                                 118,990          88,787

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued
     at January 3, 2000, and December 28, 1998                                           --              --
Common stock, $.001 par value, authorized 175,000,000 shares, issued
   9,436,094 at January 3, 2000 and 4,910,107 at December 28, 1998
   (as adjusted for Merger)                                                                 9               5
Additional paid-in capital                                                            136,622         100,302
Accumulated deficit                                                                   (89,568)        (63,680)
                                                                                    ---------       ---------
                                                                                       47,063          36,627
Less treasury stock, 48,242 and 45,346 shares at January 3, 2000
    and December 29, 1998, respectively, at cost                                         (400)         (2,108)
                                                                                    ---------       ---------
    Total stockholders' equity                                                         46,663          34,519
                                                                                    ---------       ---------
                                                                                    $ 165,653       $ 123,306
                                                                                    =========       =========

See accompanying notes to the consolidated financial statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                ------------------------------------------
                                                                            FISCAL YEAR ENDED
                                                                JANUARY 3,     DECEMBER 28,    DECEMBER 28,
                                                                   2000            1998            1997
                                                                ---------      -----------     -----------
REVENUES:
Restaurant sales                                                $ 192,340       $ 139,602       $ 139,348
Franchise revenues and fees                                         8,788           4,636           4,838
Owner fee & other income                                              707             714             744
                                                                ---------       ---------       ---------
    Total revenues                                              $ 201,835       $ 144,952       $ 144,930

COSTS AND EXPENSES:
Restaurant food and paper costs                                    60,112          44,352          44,997
Restaurant labor costs                                             62,403          42,570          41,464
Restaurant occupancy expense                                       13,083           7,333           6,487
Restaurant depreciation and amortization                            7,745           7,234           7,069
Other restaurant operating expenses                                18,728          12,293          12,782
General and administrative expenses                                18,301          12,838          15,517
Advertising                                                        11,755           9,853          10,255
Bad debt expense                                                    1,879             566            (392)
Owner depreciation                                                  1,526             647             627
Other depreciation and amortization                                 3,832           2,503           2,623
Impairment of long-lived assets                                    21,886           1,727            --
Losses on assets to be disposed of                                    385           1,635             158
Gain on sales of markets                                           (2,616)           --              --
                                                                ---------       ---------       ---------
    Total costs and expenses                                    $ 219,019       $ 143,551       $ 141,587
                                                                ---------       ---------       ---------

    Operating income (loss)                                       (17,184)          1,401           3,343

OTHER INCOME (EXPENSE):
Interest income                                                       779             480             750
Loss on investment in affiliate                                    (1,379)         (2,019)           (720)
Interest expense (including interest-loan cost and bond
   discount amortization)                                          (8,648)         (7,145)         (7,434)
                                                                ---------       ---------       ---------
      Loss before minority interest, income tax expense,
            and extraordinary item                                (26,432)         (7,283)         (4,061)
Minority interest in operations of joint ventures                      31            --              --
                                                                ---------       ---------       ---------
        Loss before income tax expense and
            extraordinary item                                    (26,401)         (7,283)         (4,061)
Income tax expense                                                    336             252             455
                                                                ---------       ---------       ---------
        Net loss from continuing operations before
            extraordinary item                                    (26,737)         (7,535)         (4,516)
Gain on early extinguishment of debt, net of  income taxes            849            --              --
                                                                ---------       ---------       ---------
        Net loss                                                  (25,888)         (7,535)         (4,516)
                                                                =========       =========       =========
        Comprehensive loss                                        (25,888)         (7,535)         (4,516)
                                                                =========       =========       =========
Net loss per share (basic and diluted):
        Net loss before extraordinary item                          (4.02)          (1.67)          (1.32)
        Extraordinary item                                           0.13            --              --
                                                                =========       =========       =========
        Net loss                                                    (3.89)          (1.67)          (1.32)
                                                                =========       =========       =========
Weighted average number of common shares outstanding
        (basic and diluted)                                         6,657           4,506           3,434
                                                                =========       =========       =========

See accompanying notes to the consolidated financial statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                     ADDITIONAL
                                                COMMON      PREFERRED    TREASURY      PAID-IN     ACCUMULATED     TOTAL
                                                STOCK         STOCK        STOCK       CAPITAL       DEFICIT       EQUITY
                                               ---------    ---------    ---------   ----------    -----------    ---------
Balances at December 29, 1996                  $       3    $    --      $  (2,108)   $  73,099     $ (51,629)    $  19,365

Issuance of common stock                            --           --           --            278          --             278
Compensatory stock options and
    warrants                                        --           --           --            957          --             957
Issuance of common stock and
    preferred to acquire investment
    in affiliate                                       1            1         --         25,427          --          25,429
Net loss                                            --           --           --           --          (4,516)       (4,516)
                                               ---------    ---------    ---------    ---------     ---------     ---------
Balances at December 28, 1997                  $       4    $       1    $  (2,108)   $  99,761     $ (56,145)    $  41,513

Exercise of  8,139 employee stock
    options, net of $2 issuance costs               --           --           --             87          --              87
Issuance of 25,871 shares of
    common stock in settlement
    of litigation, net of $10 issuance costs        --           --           --            365          --             365
Conversion of preferred shares to
    common stock                                       1           (1)        --           --            --            --
Other equity funding, net                           --           --           --             89          --              89
Net loss                                            --           --           --           --          (7,535)       (7,535)
                                               ---------    ---------    ---------    ---------     ---------     ---------
Balances at December 28, 1998                  $       5    $    --      $  (2,108)   $ 100,302     $ (63,680)    $  34,519

Merger of Checkers & Rally's                           4         --          1,708       36,320          --          38,032
Net loss                                            --           --           --           --         (25,888)      (25,888)
                                               ---------    ---------    ---------    ---------     ---------     ---------
        Balances at January 3, 2000            $       9    $    --      $    (400)   $ 136,622     $ (89,568)    $  46,663
                                               =========    =========    =========    =========     =========     =========

See accompanying notes to the consolidated financial statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         FISCAL YEARS ENDED
                                                                -------------------------------------
                                                                JANUARY 3,  DECEMBER 28,  DECEMBER 28,
                                                                   2000         1998         1997
                                                                ---------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $(25,888)    $ (7,535)    $ (4,516)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                  13,103       10,384       10,319
    Impairment of long-lived assets                                21,886        1,727         --
    Provisions for losses on assets to be disposed of                 385        1,635          158
    Gain on bond repurchases                                         (849)        (163)        --
    Amortization of bond costs and discounts                          466          390          398
    Provisions for (recovery of) bad debt                           1,879          566         (392)
    Warrant expense                                                  --           --            940
    Loss, net of amortization, on investment in affiliate           1,379        2,019          720
    Loss on disposal of property and equipment                       --            211        1,025
    Gain on market sales                                           (2,616)        --           --
    Minority interests in losses of joint ventures                    (31)        --           --
Changes in assets and liabilities:
    Increase in receivables                                           (31)      (1,416)         (75)
    (Increase) decrease in inventory                                1,447           86         (196)
    (Increase) decrease in prepaid expenses and other
        current assets                                             (2,114)         979         (613)
    Decrease in other assets                                        1,360           45          221
    Increase (decrease) in accounts payable                          (282)      (3,390)       1,081
    Increase (decrease) in accrued liabilities                      2,686       (3,053)        (793)
                                                                 --------     --------     --------
    Net cash provided by operating activities                    $ 12,780     $  2,485     $  8,277
                                                                 --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                          (7,173)      (2,290)      (6,845)
Acquisitions of restaurants                                          (142)        (855)      (2,172)
Merger, net of cash acquired of $1,461                               (434)        --           --
Proceeds from sales of markets                                     15,568         --           --
(Increase) decrease in investments                                 (2,146)         399        1,512
Proceeds from sales leaseback                                       3,530         --           --
Proceeds from sale of property and equipment                        1,160          615        1,872
Cash paid for additional investment in affiliates                    --            (32)        --
                                                                 --------     --------     --------
     Net cash (used in) provided by investing activities         $ 10,363     $ (2,163)    $ (5,633)
                                                                 --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash                               (612)        (500)         269
Repayments of senior notes                                         (9,120)      (2,168)        --
Proceeds from issuance of long-term debt                             --          4,300         --
Deferred loan costs incurred                                         --           (290)        --
Principal payments on long-term debt                              (13,627)      (1,247)      (1,488)
Net proceeds from issuance of common stock                           --             87          298
Distributions to minority interests                                   (15)          89         --
                                                                 --------     --------     --------
    Net cash provided by (used in) financing activities          $(23,374)    $    271     $   (921)
                                                                 --------     --------     --------
    Net increase (decrease) in cash                                  (230)         593        1,723
CASH AT BEGINNING OF PERIOD                                         4,601        4,008        2,285
                                                                 --------     --------     --------
CASH AT END OF PERIOD                                            $  4,371     $  4,601     $  4,008
                                                                 ========     ========     ========

 See accompanying notes to the consolidated financial statements

              CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc. and its wholly owned subsidiaries, collectively referred to as "the Company".

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") merged with Rally's Hamburgers, Inc. ("Rally's"). The merger was accounted for as a reverse acquisition whereby Rally's was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally's owned a majority of the outstanding common stock of Checkers subsequent to the merger ("Merger"). The fair value of Checkers was based on the average per share value of Checkers' common stock which was $0.531 per share near January 29, 1999, the date the Merger agreement was signed. Additionally, since the Company assumed the stock options and warrants outstanding of Checkers, the fair value of these options and warrants was included in determining the valuation of Checkers (see Note 3:
Merger). The 1998 and 1997 financial information presented herein represents the financial results of Rally's only. The 1999 financial information includes the financial results of Rally's for the entire year and the financial results of Checkers for the period from August 9, 1999 to January 3, 2000.

         The accounts of the joint ventures have been included with those of the Company in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated and minority interests have been established for the outside partners' interests.

         The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. The Company's 1999 fiscal year includes a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

b) PURPOSE AND ORGANIZATION - The principal business of the Company is the operation and franchising of Checkers and Rally's restaurants. At January 3, 2000, there were 464 Rally's restaurants operating in 18 different states and there were 443 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 367 were Company operated (including 3 joint venture restaurants) and 540 were operated by franchisees, including 22 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996.

c) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release.

d) INVESTMENTS - All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of stockholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method. No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of investments approximating cost. Investments consisted of mortgage-backed securities at January 3, 2000 and December 28, 1998 of approximately $2.2 million and $47,000, respectively.

e) RECEIVABLES - Receivables consist primarily of royalties, franchise fees, notes due from franchisees, owner fee income, and advances to one of the Company's advertising funds which provides broadcast creative production for use by Rally's corporate and franchise restaurants. A rollforward of the allowance for doubtful receivables is as follows:

                                                             ADDITIONS
                                      BALANCE AT     CHARGED TO    CHARGED TO
                                      BEGINNING      COSTS AND        OTHER                     BALANCE AT
               DESCRIPTION             OF YEAR       EXPENSES        ACCOUNTS     DEDUCTIONS    END OF YEAR
                                      ----------     ----------    ----------     ----------    -----------
    Year Ended December 28, 1997
Accounts Receivable                    $ 1,706        $  (180)       $  (153)       $   942       $   431
Notes Receivable                           853           (212)           148            558           231
                                       -------        -------        -------        -------       -------
                                       $ 2,559        $  (392)       $    (5)       $ 1,500       $   662
                                       =======        =======        =======        =======       =======
    Year Ended December 28, 1998
Accounts Receivable                    $   431        $   471        $  --          $   259       $   643
Notes Receivable                           231             95           --             --             325
                                       -------        -------        -------        -------       -------
                                       $   662        $   566        $  --          $   259       $   968
                                       =======        =======        =======        =======       =======
    Year Ended January 3, 2000
Accounts Receivable                    $   643        $ 1,702        $  --          $   169       $ 2,176
Notes Receivable                           325            177           --             --             502
                                       -------        -------        -------        -------       -------
                                       $   968        $ 1,879        $  --          $   169       $ 2,678
                                       =======        =======        =======        =======       =======

f) INVENTORY - Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

g) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost except for assets that have been impaired, for which the carrying amount is reduced to estimated fair value. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

h) IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121, the Company reviews all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its limited operating history and the estimated useful life of its restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property, equipment and intangible assets of approximately $21.9 million in 1999, $1.7 million in 1998 and $-0- in 1997.

i) INTANGIBLE ASSETS - Intangible assets consists of the following and are being amortized using the straight-line method over the following periods:

                                            JANUARY 3,                        DECEMBER 28, 1998
                                --------------------------------     --------------------------------
                                 GROSS       ACCUM                    GROSS       ACCUM                   ESTIMATED
                                 AMOUNT      AMORT         NET        AMOUNT      AMORT         NET         LIVES
                                -------     -------      -------     -------     -------      -------    -----------
Goodwill                        $33,920     $(3,246)     $30,674     $11,539     $(3,062)     $ 8,477     5-25 years
Tradename                        19,923        (383)      19,540        --          --           --        20 years
Reacquired franchise rights       6,379      (3,908)       2,471      15,749      (4,129)      11,620     5-20 years
Other intangibles                 5,078      (1,575)       3,503       5,253      (1,470)       3,783     3-25 years
                                -------     -------      -------     -------     -------      -------

   Total intangible assets      $65,300     $(9,112)     $56,188     $32,541     $(8,661)     $ 23,880
                                =======     =======      =======     =======     =======      ========

         Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other tangibles may not be recoverable. When factors indicate that goodwill or other tangibles should be evaluated for possible impairment, the Company utilizes the procedures as set forth in SFAS No 121. The effect of applying SFAS No. 121 resulted in a reduction to intangible assets of approximately $12.1 million in 1999, $1.6 million in 1998 and $0 in 1997.

j) EARNINGS (LOSS) PER COMMON SHARE - The Company calculates basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". Although Checkers is the surviving legal entity after the Merger, for accounting purposes the Merger was treated as a reverse acquisition of Checkers by Rally's. Therefore, only the historical net income (loss) of Rally's is included in the historical financial results of the Company for all periods prior to the Merger. The weighted average number of common shares outstanding has been adjusted for all periods to reflect for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse split that occurred on August 9, 1999.

k) STOCK OPTIONS - The Company has elected to follow the accounting provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for stock based compensation and to furnish the disclosure required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

l) REVENUE RECOGNITION - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

m) OWNER FEE INCOME AND DEPRECIATION - Revenue received as a result of the operating agreement with CKE is referred to as Owner fee and other income in the accompanying consolidated financial statements. Depreciation expenses related to the ongoing investment in the CKE-operated restaurants are referred to as Owner depreciation and amortization in the accompanying consolidated financial statements.

n) INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (See Note 10: Income Taxes).

o) DEFERRED LOAN COSTS AND BOND DISCOUNTS- Deferred loan costs incurred in connection with the Company's mortgages payable to FFCA Acquisition Corporation and discounts related to the Senior Notes are amortized on the effective interest method.

p) RECLASSIFICATIONS - Certain items in the 1998 and 1997 Consolidated Financial Statements have been reclassified to conform with the 1999 presentation.

q)       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  FISCAL YEAR ENDED
                                          ------------------------------------
                                          JANUARY 3,  DECEMBER 28, DECEMBER 28,
                                            2000         1998         1997
                                          ---------  -----------  ------------

      Interest paid                        $ 7,862      $6,714       $7,013
      Income taxes paid                    $   165      $  222       $  545
      Capital lease obligations incurred   $ 2,750      $  627       $  386
      Fair value of net assets acquired
        in the Merger                      $32,766      $   --       $   --

         On August 9, 1999, Checkers and Rally's merged (see Note 3: Merger).

         On April 26, 1999, the Company acquired three restaurants from a former franchisee. On April 24, 1998, the Company acquired two restaurants in a settlement of litigation with a former franchisee. On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc., substantially all the operating assets employed in the franchisee's Rally's restaurants (see Note 4: Other Acquisitions). These acquisitions were recorded as follows:


                                                  FISCAL YEAR ENDED
                                      ----------------------------------------
                                      JANUARY 3,    DECEMBER 28,   DECEMBER 28,
                                        2000           1998           1997
                                      ----------    -----------    -----------
Fair value of assets acquired          $   907        $   949        $ 2,800
Cash paid                                 (142)       $  (855)       $(2,200)
Issuance of common stock                  --             (375)          --
Issuance of note payable                  (765)          (420)          --
Utilization of bad debt and other
    reserves previously established       --              975           --
                                       -------        -------        -------
Receivables forgiven                   $  --          $   274        $   600
                                       =======        =======        =======

         During fiscal 1997 and 1998, the Company accepted notes due within two to 10 years, bearing interest at rates up to 12%, as previously specified in the underlying franchise agreements in exchange for certain receivables from franchisees in the aggregate amount of approximately $493,000 for 1997 and approximately $30,000 for 1998. In conjunction with the sale Detroit and Kansas markets in 1999, the Company accepted notes of approximately $1.0 million, payable through November 23, 2009. In addition, lease receivables were accepted for approximately $1.8 million, payable through January 1, 2019.

r) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance 11eets as of January 3, 2000 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

         The fair value of Senior Notes was $45.8 million and $44.4 million, based on quoted market prices at January 3, 2000 and December 28, 1998.

s) SEGMENT REPORTING - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides the material countries in which it holds assets and reports revenues, and its major customers. The Company operates primarily in one industry segment, the quick-service restaurant industry.

t) USE OF ESTIMATES- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include reserves for restaurant relocations and abandoned sites and allowances for doubtful accounts.

NOTE 2:  GOING CONCERN AND LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At January 3, 2000, the Company has $6.2 million outstanding under its Restated Credit Agreement maturing on April 30, 2000, has $45.8 million of its 9 7/8% Senior Notes maturing June 15, 2000, and had a working capital deficit of $29.8 million. The ability of the Company to repay these amounts as they come due raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company is aggressively pursuing a debt reduction strategy and believes the majority of the debt reduction can be accomplished by the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of January 3, 2000, the Company had entered into non-binding letters of intent to sell 163 restaurants in eight markets which transactions are expected to generate net proceeds of approximately $33 million. The Company is also negotiating to sell additional restaurants that could generate additional proceeds of approximately $10 million. The Company expects that it will be able to refinance any remaining debt at market terms. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principle balances of the Restated Credit Agreement due April 30, 2000 and Senior Notes due June 15, 2000.

NOTE 3:  MERGER

         On August 9, 1999, Checkers completed its acquisition of Rally's (the Merger). On that date, Rally's owned 19,130,930 shares (26.06%) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,117 shares of Checkers common stock. Checkers issued 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. In accordance with the merger agreement the 19,130,930 shares of Checkers common stock owned by Rally's was retired. After the transaction, Rally's shareholders owned 58,377,134 shares (51.8% of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2% of Checker common stock) were held by then current shareholders of Checkers. Immediately following the merger and a one-for-twelve reverse stock split, there were 9,436,094 shares outstanding.

         The Merger transaction was accounted for under the purchase method of accounting and was treated as a reverse step acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company and Rally's previously owned 26.06% of Checkers. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market values. The operating results of Checkers' have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $27 million including $11.5 million relating to Rally's original investment in Checkers and is being amortized over 20 years using the straight-line method.

         The following table represents the unaudited pro forma results of operations for the 53-week period ended January 3, 2000 and the 52-week period ended December 28, 1998 assuming the Merger and reverse split had occurred on December 29, 1997. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.


                                                   53 WEEKS            52 WEEKS
(In thousands, except per share amounts)             ENDED               ENDED
                                                JANUARY 3, 2000    DECEMBER 28, 1998
                                                --------------     -----------------
Total revenue                                       $ 290,138           $ 290,660
Net loss before extraordinary item                    (28,651)            (11,322)
Extraordinary item                                        849                --
                                                    ---------           ---------
Net loss                                              (27,802)            (11,322)
                                                    =========           =========
Net loss per share before extraordinary
  item (basic and diluted)                              (3.05)              (1.21)
Extraordinary item, per share                            0.09                --
                                                    ---------           ---------
Net loss per share (basic and diluted)                  (2.96)              (1.21)
                                                    ---------           ---------
Weighted average number of shares outstanding           9,388               9,388
                                                    =========           =========

         The estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, which is subject to further refinement, is summarized below:


(In Thousands)

Purchase price (including direct costs)                             $ 40,068
Property and equipment held for sale           $ 13,175
Current assets                                    6,872
Property and equipment                           43,955
Trade name                                       19,923
Other assets                                        711
                                               --------
         Total assets                                     $ 84,636
Total liabilities assumed                                 (51,870)
                                                          --------
Net assets acquired                                         32,766
Adjustment for Rally's original investment in Checkers     (8,519)
                                                          --------
Net assets acquired as adjusted for initial investment              $ 24,247
                                                                    --------
Goodwill resulting from Merger                                      $ 15,821
Goodwill resulting from Rally's original investment
   in Checkers                                                        11,476
                                                                    --------
Total goodwill                                                      $ 27,297
                                                                    ========

NOTE 4:  OTHER ACQUISITIONS

         On April 26, 1999, the Company acquired substantially all the operating assets (excluding real property) of Memphis Development, Inc. ("MDI"), a former franchisee of three Rally's restaurants in Memphis, Tennessee, for approximately $900,000. Of the total purchase price, the Company paid approximately $135,000 in cash, and for the remaining $765,000, issued a five year promissory note bearing an initial interest rate of 7.75%. The interest rate is variable and is predetermined on an annual basis at prime plus 1%. The Company entered into ten-year leases with MDI for the underlying real property on which each of the three restaurants is situated. The acquisition of the assets from MDI was accounted for as a purchase. The Company believes that the $900,000 purchase price represents the fair value of the assets acquired.

         On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc. ("AIGI") substantially all the operating assets employed in the operation of AIGI's franchised Company restaurants for approximately $2.8 million. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by AIGI to the Company. Actual cash disbursed was approximately $2.2 million. In addition, the Company assumed five of AIGI's ground lease obligations, five of its ground and building lease obligations, and entered into three additional ground leases. AIGI owned and operated a total of ten Company restaurants in the Little Rock, Arkansas market. The acquisition of the AIGI operating assets was accounted for as a purchase. The Company believes that the $2.8 million represents the fair value of the acquired assets.

         On April 24, 1998, in settlement of litigation with a franchisee, the Company purchased the franchisee's restaurants for total consideration of $1.9 million. The consideration consisted of $855,000 in cash, $274,000 in forgiveness of account receivable, $375,000 in restricted stock and $420,000 in notes payable.

         The impact on operations of the above other acquisitions was not significant for any of the periods presented, and therefore, proforma amounts are not presented giving effect to this acquisition.

NOTE 5:  ACCOUNTING CHARGES & LOSS PROVISIONS

         Certain charges in fiscal years 1999, 1998 and 1997 have been referred to as impairment of long-lived assets and losses on assets to be disposed of. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance, and the then-current revenue building and profit enhancing strategies.

         During the last quarter of 1999, the Company placed certain markets for sale in accordance with its plan to meet its short-term debt requirements. At the end of 1999, 5 major Rally's markets were written down to their estimated fair market values, based on purchase prices expected to be received during the first half of fiscal year 2000. The Company recorded an estimated $13 million impairment charge relating to property and equipment and intangibles assets associated with these market sales. Accordingly, $22.8 million of property and equipment has been reclassified to "Property and equipment held for sale" in the accompanying consolidated balance sheet. In addition, in connection with the Merger with Checkers, the Company plans to sell 3 existing Checkers' markets. As these assets have been recorded at their estimated fair market value in accordance with purchase accounting, the impact of these adjustments have been reflected in purchase accounting.

         During 1999, impairment charges of approximately $7.7 million were recognized relating to thirty-one under performing restaurants. Additionally, the Company closed twenty-eight restaurants and recorded net provisions for future occupancy costs of approximately $385,000. In addition, as a result of the Merger, the Company recognized $1.2 million relating to a decline in the fair market value of Rally's initial investment in Checkers.

         In 1998, an impairment expense of $1.7 million related to four under performing restaurants were incurred. The Company also closed five restaurants, resulting in the recording of losses on assets held for sale of $713,000 ($249,000 for fixed asset write-downs and $464,000 for future occupancy costs). Other losses were recorded upon the disposal of prior year's closures for $172,000. Losses on assets to be disposed of for the continued occupancy costs of other prior years closures was $750,000.

         During 1997, the Company recorded provisions of $33,000 and $199,000 to write-off leasehold improvements and future rental costs associated with the Louisville corporate office and regional offices. Additionally in 1997, the Company recorded gains on held for sale properties of $74,000. No restaurants were determined to be impaired in 1997.

         The following table summarizes the components of the provision for restaurant closures and other provisions as well as the year end balances of certain related reserves.

                                                      BALANCE   ADDITIONS
                                                        AT       CHARGED                                BALANCE
                                                     BEGINNING     TO           CASH        OTHER        AT END
                 DESCRIPTION                         OF YEAR     EXPENSE       OUTLAYS     CHANGES      OF YEAR
------------------------------------------------     ---------   --------     --------    --------     --------
Year ended January 3, 2000
    Impairment of long-lived assets                  $   --      $ 21,886     $   --       $(21,886)    $   --
    Accrual for restaurant closures
         included in restaurant occupancy expense        --         3,780         --           --          3,780
    Losses (gains) on assets to be
        disposed of                                     5,423         385       (3,766)       1,271        3,313
                                                     --------    --------     --------     --------     --------
                                                     $  5,423    $ 26,051     $ (3,766)    $(20,615)    $  7,093
                                                     ========    ========     ========     ========     ========
Year ended December 28, 1998
    Impairment of long-lived assets                  $   --      $  1,727     $   --       $ (1,727)    $   --
    Losses (gains) on assets to be disposed of          4,558       1,635         (939)         169        5,423
                                                     --------    --------     --------     --------     --------
                                                     $  4,558    $  3,362     $   (939)    $ (1,558)    $  5,423
                                                     ========    ========     ========     ========     ========
Year ended December 28, 1997
    Impairment of long-lived assets                  $   --      $   --       $   --       $   --       $   --
    Losses (gains) on assets to be disposed of          5,845         158       (1,486)          41        4,558
                                                     --------    --------     --------     --------     --------
                                                     $  5,845    $    158     $ (1,486)    $     41     $  4,558
                                                     ========    ========     ========     ========     ========

         As a result of the Merger, the Company assumed approximately $1.3 million relating to reserves for future lease obligations, as reflected in 1999 "Other Changes" shown in the above table. The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to 11 years.

NOTE 6:  RELATED PARTY TRANSACTIONS

a) MANAGEMENT SERVICES AGREEMENT - Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999, and the years ended December 28, 1998 and 1997, Checkers charged Rally's $4.7 million, $5.6 million, and $95 thousand respectively in accordance with the Agreement.

b) ISSUANCE OF WARRANTS - On November 22, 1996, the Company issued warrants the ("Restructuring Warrants") for the purchase of 20 million shares of the Company's Common Stock. The Restructuring Warrants were issued to the members of a lending group in connection with a restructuring of the Company's primary credit facility (See Note 9: Long-term Debt and Obligations under Capital leases). The lending group included CKE Restaurants, Inc., KCC Delaware, a wholly owned subsidiary of GIANT Group, LTD., Fidelity National Financial, Inc., William P. Foley, II and Burt Sugarman. The Restructuring Warrants were valued at $6.5 million, which was the value of the concessions given as consideration by the lending group. After giving effect to the one-for-twelve reverse stock split, the Restructuring Warrants permit the acquisition of 1,666,667 shares of the Company's Common Stock. The Restructuring Warrants were exercisable upon issuance and remain exercisable until November 22, 2002. The exercise price of each Restructuring Warrant was originally $0.75 which was the approximate market price of the Common Stock of Checkers prior to the announcement of the transfer and restructuring of the debt. After giving effect to a September 20, 1999 re-pricing by the Company, the current exercise price of each Restructuring Warrant is $0.25. Due to the one-for-twelve reverse stock split, twelve warrants must be exercised to acquire one share of the Company's Common Stock for an aggregate purchase price of $3.00 per share.

c) WEST COAST OPERATING AGREEMENT - On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's JR. format. During 1999, the leases for three restaurants expired and were not renewed. Including closures from prior periods, there were 24 remaining restaurants as of January 3, 2000 operating under the agreement. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. The Company retains ownership of all 24 restaurants, two of which are Carl's Jrs. and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale by the Company of any of the 24 restaurants, the Company and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

d) OTHER TRANSACTIONS - The Company also has had transactions with certain companies or individuals, which are, related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company.

         The Company and its franchisees each pay a percentage of sales to the Rally's National Advertising Fund and the Checkers National Production fund (the "Funds"), established for the purpose of creating and producing advertising for the chain. The Funds are not included in the consolidated financial statements, although the Company's contributions to the Funds are included in the advertising expenses in the consolidated statements of operations. Additionally, certain Company operated restaurants and franchises participate in coops, which are accounted for similarly to the Funds.

         On December 1, 1998, the Company entered into two agreements, which have been recorded as capital lease obligations, with Granite Financial Inc., a wholly owned subsidiary of Fidelity, whereby the Company purchased security equipment for its restaurants valued at $627,000. The first lease agreement is payable monthly at $9,689, including effective interest at 11.35%. The second lease is payable monthly at $11,097, including effective interest at 12.39% and both have terms of 3 years.

         During fiscal 1999, the Company entered into four lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc. whereby the Company purchased security equipment for its restaurants valued at $651,346. The lease agreements are payable monthly ranging from $3,065 to $10,785, including effective interest ranging from 13.381% to 14.04%. All of the leases have terms of 3 years.

         During 1999, and in 1998 and 1997, the Company incurred $803,000, $1,152,000 and $1,017,000, respectively in legal fees from a law firm in which a current Director of the Company is a partner.

         Beginning in September 1999 the Company engaged Peter O'Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Mr. O'Hara continues to provide the services and may do so for an undetermined period of time.

SUMMARY OF RELATED PARTY TRANSACTIONS  (IN THOUSANDS):
------------------------------------------------------

                                 FISCAL YEAR ENDED
                              -----------------------
                              JANUARY 3,  DECEMBER 28,
                                 2000         1998
                              --------    -----------
BALANCE SHEET AMOUNTS
Accounts receivable            $ 1,128      $ 1,510
Notes receivable               $  --        $    53
Investment in affiliate        $  --        $23,001
Accounts payable               $   103      $   221
Accrued liabilities            $   353      $    53
Restated Credit Agreement      $ 6,202      $  --
Capital leases                 $ 1,877      $   619


                                                 FISCAL YEAR ENDED
                                       ---------------------------------------
                                       JANUARY 3,   DECEMBER 28,   DECEMBER 28,
                                         2000          1998            1997
                                       ---------    -----------    -----------
REVENUE AND TRANSACTION AMOUNTS
Owner fee income                          $689          $714          $742
Interest income                            141           117            52
                                          ----          ----          ----
                                          $830          $831          $794
                                          ====          ====          ====

                                                 FISCAL YEAR ENDED
                                         -----------------------------------
                                         JANUARY 3, DECEMBER 28, DECEMBER 28,
                                            2000        1998         1996
                                         ---------- -----------  -----------
EXPENSE AMOUNTS
Legal fees                                 $  803      $1,152       $1,017
Consulting fees                                40        --           --
Rent expense                                  185         352          396
Owner depreciation                          1,526         647          627
Interest expense                              878           9         --
Compensatory stock options and warrants      --          --            940
Loss on investment in affiliate             1,379       2,019          720
Management Services Agreement               4,696       5,593           95
                                           ------      ------       ------
                                           $9,507      $9,772       $3,795
                                           ======      ======       ======

NOTE 7:  PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                       JANUARY 3,   DECEMBER 28,    ESTIMATED
                                         2000          1998        USEFUL LIVES
                                       ---------    ------------   ------------
Land and Improvements                  $  28,645     $  14,487      0-15 years
Leasehold Interest                         1,855          --         15 years
Building and leasehold improvements       26,495        52,448      20-39 years
Equipment, furniture and fixtures         29,930        40,168       3-15 years
                                         ---------     ---------
                                          86,925       107,103
Less accumulated depreciation            (39,849)      (48,905)
                                       ---------     ---------
                                          47,076        58,198
                                       ---------     ---------
Property held under capital leases         2,930         6,772       3-20 years
Less accumulated amortization               (574)       (3,056)
                                       ---------     ---------
                                           2,356         3,716
                                       ---------     ---------
Net property and equipment             $  49,432     $  61,914
                                       =========     =========

         Depreciation expense of property and equipment was approximately $10 million, $8.3 million, and $ 7.2 million for the years ending 1999, 1998 and 1997, respectively.

NOTE 8:  SENIOR NOTES

         On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior Notes due June 2000 (the "Senior Notes"). The Senior Notes are carried net of the related discount, which is being amortized over the life of the Senior Notes. Interest is payable June 15 and December 15 of each year until maturity. The Senior Notes include certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined. As of January 3, 2000 and December 28, 1998, the amounts outstanding net of discounts were $45.8 million and $55.8 million, respectively.

         During 1999, the Company repurchased on the open market approximately $10 million face value of Senior Notes. The Senior Notes were purchased from various Noteholders at prices ranging from $770.00 to $966.10 per $1000 principal amount. These purchases resulted in extraordinary gains in 1999 of approximately $849,000 or $0.13 per share.

         On December 18, 1998, the Company entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation ("FFCA") pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000. The Company was required to utilize the entire net proceeds from this transaction to reduce the Senior Notes. Purchases on the open market were initiated immediately after the mortgage was finalized and have been completed.

         As discussed in Note 2, the Company is evaluating various alternatives for the repayment and refinancing of the Senior Notes prior to their maturity in June 2000. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

NOTE 9:  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consists of the following:

                                                                                       JANUARY 3,    DECEMBER 28,
                                                                                          2000           1998
                                                                                       ---------     -----------
Note payable under Restated Credit Agreement at 13% interest due each twenty-eight day period, originally maturing July 31, 1999, subsequently
   extended to April 30, 2000. Secured by substantially all Checkers assets                6,202       $   --

Mortgages payable to FFCA Acquisition Corporation secured by twenty-four
   Company-owned Checkers restaurants, payable in 240 aggregate monthly
   installments of $93,213, including interest at 9.5%                                     9,824           --

Mortgages payable to FFCA Acquisition Corporation secured by eight Company-owned
   Rally's restaurants, payable in 240 monthly installments of $40,082, including interest at 9.5%. The Company utilized the net proceeds of the loan
   to retire a portion of its Senior Notes                                                 4,224          4,300

Obligations under capital leases, maturing at various dates through January 1,
   2018, secured by property and equipment, bearing interest ranging from 10% to
   17%. The leases are payable in monthly principal and interest installments
   averaging $197,000                                                                      9,193          5,816

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at rates ranging from 7.5% to 9%. The notes are payable
    in monthly principal and interest installments ranging from $4,742 to $50,211          4,247          4,022

Various other notes payable to banks, maturing at various dates through November
   10, 2001, secured by property and equipment, bearing interest ranging from
   1/2% above prime to 15.8%. The notes are payable in monthly principal and
   interest installments ranging from $1,531 to $13,333                                    1,229            401
                                                                                        --------       --------

Total long-term debt and obligations under capital leases                                 34,919         14,539

Less current installments                                                                 (9,481)        (1,490)
                                                                                        --------       --------
Long-term debt, less current maturities                                                 $ 25,438       $ 13,049
                                                                                        ========       ========

Aggregate maturities of long-term debt and obligations under capital leases for each of the five succeeding years are as follows:

       FISCAL YEAR  LONG-TERM   CAPITAL
          ENDED       DEBT       LEASES      TOTAL
      ------------  ---------   -------     --------
           2000     $ 7,965     $ 1,516     $ 9,481
           2001       3,317       1,340       4,657
           2002         663         688       1,351
           2003         655         496       1,151
           2004         570         408         978
       Thereafter    12,556       4,745      17,301
                    -------     -------     -------
                    $25,726     $ 9,193     $34,919
                    =======     =======     =======

         As a result of the Merger, the Company assumed debt due to the CKE Group under the Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement previously consolidated all of the debt under the Checkers' loan agreement and the credit line into a single obligation. Pursuant to the Restated Credit Agreement, the term was extended to April 30, 2000 and the rate was fixed at 13%. The Restated Credit Agreement provides however, that 50% of any future asset sales must be utilized to prepay principal. During the fourth quarter of 1999, payments in the amount of $11.2 million were made to the lender group reducing the outstanding principal balance to $6.2 million as of January 3, 2000. A portion for these payment were obtained from the market sales occurring in the fourth quarter of fiscal 1999 and the FFCA transaction which took place on December 23, 1999. Additionally, the Restated Credit Agreement contains restrictive covenants, which include an EBITDA covenant. Prior to the merger, the Company was not in compliance with these covenants and received waivers from the lender group. Subsequent to the merger, the Company was not in compliance with these covenants and has obtained a waiver from the lender group.

         Also, as a result of the Merger, the Company assumed a mortgage financing agreement with FFCA Acquisition Corporation ("FFCA"), which is collateralized by 24 restaurants. This mortgage financing is payable monthly at $93,213, including interest at 9.5% and has a term of 20 years. The Company is also subject to certain restrictive covenants under these debt agreements and was in compliance for the fiscal year ending January 3, 2000. If the twenty-four restaurants included in the FFCA Mortgage transaction are not in compliance with certain financial performance criteria, the Company is allowed to substitute another property as security for the debt.

         On December 23, 1999, the Company completed a sales leaseback agreement with FFCA involving nine properties for $3.5 million. As a result of this transaction, the Company recorded a $2 million capital lease obligation, payable in monthly amounts ranging from $1,134 to $5,409 with an interest rate of 10%. The leases have a term of 20 years.

         The Company leases various restaurant facilities, security equipment and a corporate telephone system which are recorded as capital leases with effective interest rates ranging from 7.0% to 16.03% (See Note 6: Related Party Transaction).

NOTE 10: INCOME TAXES

         Under the provisions of SFAS No. 109, the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at January 3, 2000 and December 29, 1998 were as follows (in thousands):

                                                             January 3,        December, 28,
                                                                2000               1998
                                                               -----               ----
Deferred tax assets
       Net operating loss carryforwards                        10,655            17,464
       Excess of tax basis over book basis of property,
       equipment and intangibles                                1,108
       Accruals, reserves and other                            14,468             9,414
       Alternative minimum tax credit carryforward              1,760               937
                                                              -------           -------
                                                               27,991            27,815
Less valuation allowance                                      (27,991)          (21,114)
                                                              -------           -------
Net deferred tax asset                                                            6,701
                                                              =======           =======
Deferred tax liabilities
         Excess of tax basis over book basis of property,
         equipment and intangibles                                                6,699
         Other                                                                        2
                                                              -------           -------
Total deferred tax liabilities                                                    6,701
                                                              =======           =======

         As a result of the Merger, and the Internal Revenue Code section 382 limitation (see below) certain deferred income tax assets of Rally's were reduced. This reduction of $14.6 million in deferred income tax assets required an adjustment to the Rally's valuation allowance that was recorded at December 28, 1998. Additionally, deferred income tax assets and liabilities of Checkers were recorded on the balance sheet of Rally's, as of the Merger date and are reflected in the January 3, 2000 amounts. The Checker's deferred income tax assets of $13.5 million were subject to a 100% valuation allowance at the Merger date (See Note 3: Merger).

         As a result of the Merger, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. As a result of this ownership change, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the merger, before the ownership change, in offsetting taxable income arising after the ownership change. As of August 9, 1999 Rally's and Checkers had net operating loss carryforwards of approximately $49.8 million and $60.9 million, respectively for a combined total of $110.7 million. The Company believes that the limitations imposed by Internal Revenue Code Section 382 could restrict the prospective utilization of the total net operating loss carryforward to approximately $31.3 million over the carryforward life of the net operating losses. The remaining net operating loss carryforward of $79.4 million could expire before becoming available under these limitations. The $31.3 million net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company had approximately $2 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

         A valuation allowance has been provided for 100 percent of the deferred tax assets since management can not determine that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets are more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense.

Income tax expense for continuing operations consists of the following:

                                     FISCAL YEAR ENDED

                        January 3,     December 28,     December 28,
                           2000            1998            1997
                        ----------     ------------     ------------
Current - State            $336            $252            $455
Deferred                     --              --              --
                           ----            ----            ----
Total tax expense          $336            $252            $455
                           ====            ====            ====

         The following is a reconciliation of the income tax benefit computed by applying the federal statutory income tax rate to net loss before income taxes to the income tax provision shown on the Consolidated Statement of Income:

                                              January 3,   December 28,   December 28,
                                                2000          1998           1997
                                              ----------   ------------   ------------
Benefit computed at statutory rate             (8,970)       (2,562)        (1,330)
Tax effect of equity in loss of affiliate         469          687            245
State and local income taxes, net of
federal income tax benefit                        336          252            455
Change in deferred tax asset valuation
allowance                                       8,250        2,017          1,364
Other                                             257         (142)          (279)
                                               ------       ------         ------
                                                  336          252            455
                                               ======       ======         ======

NOTE 11:   STOCKHOLDERS EQUITY

         As a result of the Merger with Checkers being the surviving entity, the stock based compensation plans that survived the Merger were those of Checkers. However, due to the fact that the Merger was accounted for as a reverse acquisition by Rally's (See Note 3: Merger), the historical financial information regarding the stock based compensation plans presented below are those of Rally's. All figures presented below have been adjusted to give effect to the Merger adjusted for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse stock split, where applicable.

a) STOCK-BASED COMPENSATION PLANS -In August 1991, the Company adopted the 1991 stock option plan ("1991 Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667.

         In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It also provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and (iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant.

         Both the 1991 Plan and the Directors Plan provide that the shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and no option will be exercisable and will expire after ten years from the date granted.

         As a result of the Merger, the Company assumed:
         o 301,087 options previously issued to Checkers' employees under the 1991 Plan at prices ranging from $4.50 to $61.56
         o 232,169 options previously issued to Checkers' non-employee directors under the Directors Plan at prices ranging from $3.76 to $68.25
         o 116,669 options previously issued to officers and directors of Checkers which were not issued under any plan.

         Subsequent to the Merger, the Company issued the following options pursuant to the 1991 Plan:
         o Options to purchase 90,000 shares at an exercise price of $2.50 per share on September 9, 1999.
         o Options to purchase 25,000 shares at an exercise price of $1.97 per share on September 27, 1999.
         o Options to purchase 10,000 shares at an exercise price of $1.56 per share on October 4, 1999.
         o Options to purchase 250,000 shares at an exercise price of $1.28 per share on December 14, 1999.

         Subsequent to the Merger, the Company issued the following options pursuant to the Directors Plan:
         o Options to purchase 40,000 shares to the Chairman of the Board at an exercise price of $1.78 on August 17, 1999.
         o Options to purchase 20,000 shares to the Vice Chairman of the Board at an exercise price of $1.78 on August 17, 1999.
         o Options to purchase a total of 80,000 shares to all other non-employee directors at an exercise price of $1.78 on August 17, 1999

Of the options granted by the Company subsequent to the date of the Merger, 409,767 will require shareholder approval at the next meeting. Additionally, on September 1, 1999, various directors notified the Company of their decision to voluntarily cancel an aggregate of 379,305 outstanding options with exercise prices ranging from $9.75 to $30.15 per share.

         A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees, at January 3, 2000, December 28, 1998 and December 28, 1997, and changes during the years then ended is presented in the table below. All references to number of shares and per share amounts have been adjusted for the exchange ratio of 1.99 to 1 and the subsequent one-for-twelve reverse split that was effected in August 1999.


       (Shares represented in thousands)
                                                     JANUARY 3, 2000         DECEMBER 28,1998           DECEMBER 28, 1997
                                               -----------------------  -------------------------   ------------------------
                                                            WTD. AVG.                 WTD. AVG.                  WTD. AVG.
                                                            EXERCISE                  EXERCISE                    EXERCISE
                                                 SHARES      PRICE         SHARES      PRICE           SHARES      PRICE
                                                 ------    --------        ------    ---------         ------    ---------
Outstanding shares at beginning of year             935    $  8.20            640    $ 18.03              608    $ 17.60
Assumed in Merger                                   650       9.56             --         --               --         --
Granted at price equal to market                    562       1.85          1,091    $  7.60              143      18.09
Exercised                                            --         --             (8)      9.83              (13)     14.95
Forfeited                                          (487)     13.38           (277)     13.63              (71)     16.58
Expired                                             (55)      9.87           (510)     15.32              (27)     21.89
                                                 ------    -------         ------    -------           ------    -------
Outstanding at end of year                        1,605    $  4.72            935    $  8.20              640    $ 18.03
                                                 ======    =======         ======    =======           ======    =======
Exercisable at end of year                        1,092    $  5.89            765    $  9.29              484    $ 18.51
Weighted average of fair value of
    options granted                                        $  1.48                   $  5.43                     $ 10.73

         The following table summarizes information about stock options outstanding at January 3, 2000:

                                   WTD. AVG
                    OUTSTANDING    REMAINING     WTD AVG.       NUMBER      WTD. AVG
   RANGE OF           AS OF       CONTRACTUAL    EXERCISE     EXERCISABLE   EXERCISE
EXERCISE PRICES      1/3/00        LIFE (YRS)     1/3/00        1/3/00        PRICE
---------------    ------------   -----------  -----------    -----------   ---------
$1.28-$2.00          425,000           9.8     $    1.4930      140,000     $    1.78
$2.01-$4.00          710,053           7.3            3.14      553,027          3.22
$4.01-$8.00          300,039           6.6            4.46      228,938          4.45
$8.01-$16.00         108,980           7.5           13.21      108,980         13.21
$16.01-$61.56         61,533           3.7           31.63       61,333         31.60
                   ---------       -------     -----------    ---------     ---------
                   1,605,605           7.7     $      4.72    1,092,278     $    5.89
                   =========       =======     ===========    =========     =========


         Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:
                                                  FISCAL YEAR ENDED
                                       ---------------------------------------
                                        JANUARY 3,   DECEMBER 28,  DECEMBER 28,
                                           2000          1998           1997
                                       ----------    -----------   -----------
Net loss:                 As reported   $ (25,888)    $  (7,535)     $ (4,516)
                          Pro forma     $ (26,293)    $ (10,916)     $ (5,577)
Loss per common share     As reported   $   (3.89)    $   (1.67)     $  (1.32)
                          Pro forma     $   (3.95)    $   (2.42)     $  (1.62)

         For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: expected volatility of 100 percent, 86.0 percent, and 47.0 percent; risk-free interest rates of rates ranging from 4.95-5.68 percent, 5.45 percent and 6.26 percent for options granted to employees and rate ranging from 4.92-5.035 percent, 5.45 percent and 6.47 percent for options granted to directors; and expected lives for fiscal 1999, 1998 and 1997 of four years for options granted to employees and directors. An expected dividend yield of 0 percent was used for all periods based on the Company's history of no dividend payments.

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $10,000 and $17,000 in 1998 and 1997, related to the purchase discount offered under the Rally's 1993 Stock Purchase Plan which was terminated in 1998.

         On August 5, 1999, the Company's shareholders approved a new employee stock purchase plan ("Stock Purchase Plan"). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and directors of the Company and one-third of contributions by those employees who are not officers or directors subject to certain limitations. Any employee contributions, and any of the Company's matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee's voluntary contributions, and any matching contributions by the Company, to purchase the Company's stock at prevailing market rates. No matching contributions have been made by the Company pursuant to this Stock Purchase Plan because it has not been in existence for a full year.

b) SHAREHOLDER RIGHTS OFFERING - A Shareholder Rights Offering (the "Offering") was completed by Rally's on September 26, 1996. Rally's distributed to holders of record of its common stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights to purchase units consisting of one share of Rally's common stock and one warrant (the "Rights Offering Warrant") to purchase an additional Share of Rally's common stock.
Due to the fact that upon completion of the Merger, Rally's corporate existence ceased, the Rally's Rights Offering Warrants were exchanged for newly issued Checkers warrants (the "Checkers Rights Offering Warrants"). The Company issued Checkers Rights Offering Warrants to purchase 798,302 of the Company's common stock. The Checkers Rights Offering Warrants are exercisable from the date of issuance and continuing until September 26, 2001. The exercise price of each Checkers Rights Offering Warrant is $4.52, representing an exercise price reduction of two thirds from the original Rights Offering Warrants approved by the Company's Board of Directors on September 20,1999. The Company may redeem the Checkers Rights Offering Warrants at $.01 per warrant, upon 30 days' prior written notice in the event the closing price of the Company's Common Stock equals or exceeds $36.18 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Checkers Rights Offering Warrants are publicly held and are traded on the NASDAQ (trading symbol: CHKRZ). If all of the Checkers Rights Offering warrants were exercised, it would provide the Company with $3.6 million in proceeds.

c) WARRANTS - As a result of the Merger, the Company assumed warrants previously issued by Checkers in settlement of litigation (the "Settlement Warrants"). The Settlement Warrants permit the acquisition of an aggregate 425,000 shares of the Company's Common Stock. The Settlement Warrants are exercisable at any time during the period beginning November 22, 2000 and ending on December 22, 2000. The Company's Board of Directors reduced the original exercise price of $1.375 by two thirds effective September 20, 1999 to $0.4583. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $5.50 per share. If all of the Settlement Warrants were to be exercised, they would provide approximately $2.3 million in additional capital to the Company.

         Also as a result of the Merger, the Company assumed 20 million warrants issued by Checkers on November 22, 1996 in connection with the restructuring of its primary credit facility (the "Restructuring Warrants"). The Restructuring Warrants are exercisable at any time from the date of issuance until November 22, 2002. The Company's Board of Directors reduced the original exercise price of $0.75 by two thirds effective September 20, 1999 to $0.25. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $3.00 per share. If all of the Restructuring Warrants were to be exercised, they would provide approximately $5 million in additional capital to the Company. The Company registered the common stock issuable under the Restructuring Warrants and is obligated to maintain such registration for the life of the warrants. The holders of the Restructuring Warrants also have other registration rights relating to the common stock to be issued thereunder. The Restructuring Warrants contain customary anti-dilution provisions.

NOTE 12: QUARTERLY FINANCIAL DATA (UNADUITED)

         The following table represents selected quarterly financial data for the periods indicated (in 000's except per share data). Earnings per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share in 1999 and 1998 does not equal the total computed for the year:


                                     FIRST        SECOND          THIRD         FOURTH
                                    QUARTER       QUARTER        QUARTER        QUARTER        TOTAL
                                  ---------      ---------      ---------      ---------      ---------
YEAR ENDED JANUARY 3, 2000
Revenues                          $  30,119      $  36,368      $  45,604      $  89,744      $ 201,835
Income (loss) from operations           109          2,205            803        (20,301)     $ (17,184)

Net income (loss) before
   extraordinary item                (1,603)           355         (1,364)       (24,125)       (26,737)
Extraordinary item                     --             --             --              849            849
                                  ---------      ---------      ---------      ---------      ---------
Net income (loss)                    (1,603)           355         (1,364)       (23,276)       (25,888)
                                  ---------      ---------      ---------      ---------      ---------
Income (loss) per share
     (basic and diluted)          $   (0.33)     $    0.07      $   (0.21)     $   (2.48)     $   (3.89)
                                  =========      =========      =========      =========      =========

YEAR ENDED DECEMBER 28, 1998
Revenues                          $  32,164      $  34,450      $  34,796      $  43,542      $ 144,952
Income from operations                  557             32            531            281          1,401
Net loss                             (1,082)        (1,600)        (1,011)        (3,842)        (7,535)
                                  ---------      ---------      ---------      ---------      ---------
Net loss per share before
    (basic and diluted)           $   (0.27)     $   (0.39)     $   (0.21)     $   (0.78)     $   (1.67)
                                  =========      =========      =========      =========      =========

NOTE 13: COMMITMENTS AND CONTINGENCIES

a) LEASE COMMITMENTS - The Company leases land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance.

         Following is a schedule by year of future minimum lease commitments for operating leases at January 3, 2000:

                 YEAR             LEASES
   ----------------------       ---------
                 2000           $  18,132
                 2001              17,305
                 2002              14,953
                 2003              12,347
                 2004               9,416
              Thereafter           51,183
                                ---------
    Totals                      $ 123,336
                                =========

         Rent expense totaled $11.4 million, $5.0 million and $4.8 million in 1999, 1998 and 1997, respectively.

b) SELF INSURANCE - For 1999 the Company was self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. Currently, for workers compensation, the Company is insured, but maintains $1.3 million as collateral with state regulatory agencies securing prior period self insured claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

c) EMPLOYMENT CONTRACT- Effective December 14,1999, the Company entered into an employment agreement with its new Chief Executive Officer. The CEO will also serve as a director of the Company. The term of the agreement is for two years subject to automatic renewal for successive one-year periods at an annual base salary of $200,000. The CEO is entitled to participate in the Company's incentive bonus plan and was granted an option to purchase 100,000 shares of the Company's common stock at $1.28 per share. The option is fully vested. The agreement may be terminated at any time for cause. If the CEO is terminated without cause during the first year of the agreement, the CEO will be entitled to receive a lump sum amount equal to six month's base compensation. If terminated without cause one year or more after the effective date of the agreement, the CEO will be entitled to receive a lump sum amount equal to the base compensation for the remaining term of the agreement. The agreement contains confidentiality and non-competition provisions.

d)         LITIGATION - JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC.,
ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery is scheduled to be completed by June 2000. Motions for Summary Judgment will be filed by the parties by early July, 2000. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverage's will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter.

         FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's Hamburgers, Inc. ("Rally's") and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by the Company, GIANT and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's, no such amendment has been filed to date. The Company believes the lawsuit is without merit and intends to defend it vigorously should plaintiffs seek to renew the lawsuit.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the Company's common stock. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The Complaint also names Rally's and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Rally's and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Company's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of the Company as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed merger, or in the event the

Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between the Company and Rally's, no such amendment has been filed to date. The Company believes the lawsuit is without merit and intends to defend it vigorously.

         GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-4644-CI-21. A companion complaint was also filed in the same Court on May 21, 1997, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 97-3565-CI-21. The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the Amended Complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The Company believes that these lawsuits are without merit, and intends to continue to defend them vigorously.

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

         The case was tried before a jury in August of 1999. The court entered a directed verdict and an involuntary dismissal as to all claims alleged against Robert G. Brown, George W. Cook, and Jared Brown. The court also entered a directed verdict and an involuntary dismissal as to certain other claims alleged against the Company and the remaining individual Counterclaim Defendants, James
E. Mattei, Herbert G. Brown and James F. White, Jr. The jury returned a verdict in favor of the Company, James E. Mattei, Herbert G. Brown and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and in favor of Mr. Mattei as to all claims alleged by Tampa Checkmate and Mr. Gagne. In response to certain jury interrogatories, however, the jury made the following determination: (i) That Mr. Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That the Company, H. Brown and Mr. White fraudulently induced Tampa Checkmate to execute a certain franchise agreement whereby Tampa Checkmate was damaged in the amount of $151,331; (iii) That the Company, H. Brown and Mr. White violated a provision of the Florida Franchise Act relating to that franchise agreement whereby Tampa Checkmate and Mr. Gagne were each damaged in the amount of $151,330; and (iv) That none of the Defendants violated Florida's Deceptive and Unfair Trade Practices Act relating to that franchise agreement.

         As a result of certain pre-trial orders entered by the court, the Company believes that the responses to the jury interrogatories are "advisory" and are not binding on the court. The court has determined, however, that the responses to the jury interrogatories are binding upon it and has indicated intent to enter a judgment accordingly. The Company believes that entry of such a judgment would be erroneous and would constitute reversible error. The Company has filed various post-trial motions, which it believes are meritorious and intends to continue to defend the case vigorously, including the taking of an appeal if it becomes necessary.

         On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC., and numbered 97-11616-8G-1 on the docket of said court. In July 1997, Checkers filed an Adversary Complaint in those proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. and numbered as Case No. 97-738. The Adversary Complaint sought a preliminary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' marks and trade dress in light of the termination of its franchise agreement on April 8, 1997. Tampa Checkmate filed a Counterclaim which essentially contained the same claims set forth in the Amended Counterclaim filed in the state court action. The court granted the Company's Motion for preliminary injunction on July 23, 1998, and Tampa Checkmate de-identified its restaurant. On December 15, 1998, the Court entered an order converting Tampa Checkmate's Bankruptcy proceedings from a Chapter 11 to a Chapter 7 liquidation. Additionally, on February 1, 1999, the Bankruptcy court lifted the automatic stay to permit the Company to dispose of the property subject to its mortgage. The Company has filed a deficiency claim in the Bankruptcy proceedings for approximately $985,000, which, together with Tampa Checkmate's Counterclaim, remain pending. The Company intends to continue to defend this case vigorously.

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

         CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the Company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. The Company has filed a motion for summary judgement which remains pending. The Company believes the causes of action asserted in the Counterclaim against the Company and Mr. Brown are without merit and intends to defend them vigorously.

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

         SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. On February 21, 2000, a Complaint was filed against the Company in the Common Pleas Court for Franklin County, Ohio entitled SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. which was thereafter removed by the Company to the United States District Court for the Southern District of Ohio, and numbered as Case No. C2-00-0216 on the docket of said court (the "Southern District Action"). The Complaint filed in the Southern District Action seeks a temporary and permanent injunction enjoining the Company from terminating seventy-seven franchise agreements with Snapps Restaurants, Inc. ("Snapps") and alleges wrongful termination of franchise agreements and various breaches of contract. On February 22, 2000, a Complaint was filed by the Company against Snapps in the United States District Court for the Northern District of Ohio entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. SNAPPS RESTAURANTS, INC., and numbered as Case No. 3:00CV7110 on the docket of said court (the "Northern District Action"). The Company's Complaint in the Northern District Action seeks to enjoin Snapps' continued use of the Rally's marks and trade dress following the termination of its franchise agreements and to collect unpaid royalty fees and advertising fund contributions. The Company and Snapps have also filed arbitration proceedings with the American Arbitration Association which have been assigned Case No. 25 Y 114 00057 00 and Case No. 331140004900 (collectively the "Arbitration Proceedings"). On March 10, 2000, the parties reached an agreement in principle to resolve the dispute. The Company believes the causes of action asserted against it by Snapps are without merit and, in the event the settlement described above is not consummated, the Company intends to defend them vigorously.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

e) PURCHASE COMMITMENTS -The Company has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by those agreements aggregate approximately $126.9 million in 2000 and a total of approximately $112.5 million for the years 2001 through 2005.

f) CHICAGO BANKRUPTCY - On December 27, 1999, a subsidiary of the Company, Checkers of Chicago, Inc., a Delaware corporation, discontinued operations in the Chicago metropolitan area and on January 7, 2000, filed for relief under Chapter 7 of the United States Bankruptcy Code. Checkers of Chicago, Inc. had operated eight restaurants as a general partner of certain limited partnerships and three Company-owned restaurants, all of which are now closed. The other Checkers and Rally's restaurants operated by Checkers Drive-In Restaurants and its franchisees are not affected by this action.

NOTE 14: SUBSEQUENT EVENTS (UNAUDITED)

a) SALE OF 62 CHECKERS' RESTAURANTS - On March 30, 2000, the Company completed the sale of 62 Checkers restaurants in Mobile, Alabama and West Palm Beach and Orlando, Florida market areas to Titan Holdings, LLC for $10.25 million in cash and notes, less sales commissions and other costs. Titan holdings, LLC will operate the newly acquired Checkers restaurants as franchisee and pay ongoing royalties based on sales at the restaurants. The Company has used the net proceeds from this transaction to reduce existing debt. The outstanding short-term debt balance as of March 30, 2000, is $43.7 million.

b) TERMINATION OF SUNCHECK OF PUERTO RICO - On February 3, 2000, the Company terminated its master franchise agreement with Suncheck of Puerto Rico and the related development agreement for Puerto Rico and the Caribbean as a result of Sunchecks failure to cure certain defaults under the master franchise agreement. The Company, through its new subsidiary, Checkers of Puerto Rico, Inc. is now the franchisor of 14 restaurants in Puerto Rico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "ELECTION OF DIRECTORS," "MANAGEMENT - Directors and Executive Officers" and "MANAGEMENT -Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the commission on or before May 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Certain Transactions" in the company's definitive Proxy Statement to be used in connection with the Company's Special Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2000.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.0     The following financial statements of the Registrant are included in Part II, Item 8:

              Index to Consolidated Financial Statements:
              Independent Auditors' Reports
              Consolidated balance sheets as of January 3, 2000 and December 28, 1998.
              Consolidated statements of operations and comprehensive income for each of the three years in the three-year period ended January 3, 2000.
              Consolidated statements of shareholders' equity for each of the three years in the three-year period ended January 3, 2000. Consolidated statements of cash flow for each of the three years in the three-year period ended January 3, 2000.
              Notes to consolidated financial statements

      2.0 All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

      3.0 The list of exhibits set forth in Item 14(c) below is incorporated here in by reference.

(b)           Reports on Form 8-K

                None

(c)           List of Exhibits

      2.1 Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. File as exhibit
              10.18 to the Company's 1998 Form 10-K, and incorporated herein by reference.

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

    **3.3 Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999.

    **3.4     Certificate of Merger of Domestic Corporations dated August 9,
              1999.

    **3.5 Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999.

      3.6 By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

      4.1 Indenture dated as of March 1, 1993, between Rally's, certain of its subsidiaries and PNC Bank Kentucky, Inc., as Trustee, relating to the issuance of $85,000,000 principal amount of the Company's
              9 7/8% Senior Notes due 2000. (Filed as Exhibit 4.1 to Rally's Annual Report on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)

      4.2     Specimen form of 9 7/8% Senior Note due 2000. (Filed as Exhibit
              4.2 to Rally's Annual Report on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)

    **4.3 Form of Warrant Agreement dated August 9, 1999, between Checkers Drive-In Restaurants, Inc. and American Stock Transfer and Trust Company, Inc., as a Warrant Agent including form of Warrant Certificate.

      4.4 First Amendment to the Indenture (incorporated by reference to Exhibit 4.6 to Rally's 1996 10-K).

      4.5 Collateral Assignment of Trademarks as Security from Borrower, dated April 12, 1995, between the Company and each of the banks party to the Amended and Restated Credit Agreement, dated as of April 12, 1995, as filed with the Commission as Exhibit 3 to the Company's Form 8-K dated April 12, 1995, is hereby incorporated by reference.

      4.6 Amended and Restated Credit Agreement, dated as of November 22, 1996, between the Company, CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as
              Exhibit 4.1 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

      4.7 Second Amended and Restated Security Agreement, dated as of November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.2 on the Company's Form 8-K, dated November 22, 1996, is herebyincorporated by reference.

      4.8 Form of Warrant issued to lenders under the Amended and Restated Credit Agreement, dated November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.3 on the Company's Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

      4.9 Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

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

      10.4 Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference).

      10.5 Purchase Agreement between the Company and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 1 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

      10.6 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

      10.7 Amendment No. 2, dated as of April 11, 1996, to that certain Purchase Agreement between Checkers and Restaurant Development Group, Inc., dated as of August 3, 1995, as filed with the Commission as Exhibit 10.32 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

      10.8 Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 2 to the Company's Form 8-K dated July 31, 1995, is herein incorporated by reference.

      10.9 Amendment No. 1, dated as of October 20, 1995, to that certain Purchase Agreement between Checkers and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 11, 1995, is hereby incorporated by reference.

      10.10 Amendment No. 2, dated as of April 11, 1996 to that certain Purchase Agreement between the Company and Rall-Folks, Inc., dated as of August 2, 1995, as filed with the Commission as Exhibit
              10.35 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

      10.11 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-Thru Partners, L.P., as filed with the Commission as Exhibit 10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

      10.12 Purchase Agreement dated February 19, 1997, as filed with the Commission as Exhibit 10.1 to the Company's Form 8-K, dated March 5, 1997 is hereby incorporated by referance.

      10.13 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

      10.14 Consulting Agreement by and between Rally's Hamburgers, Inc. and CKE Restaurants, Inc. (incorporated by reference to Exhibit 10.16 to Rally's 1996 10-K).

      10.15* Management Services Agreement, dated November 30, 1997, between Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc. as filed with the Commission as Exhibit 10.17 to the Company's 1997 Annual Report Form 10-K is hereby incorporated by reference.

      10.16* Employment Agreement dated November 10, 1997, between the Company, Checkers Drive-In Restaurants, Inc. and Jay Gillespie.

      10.17** Employment Agreement between the Company and Daniel Dorsch dated
              December 14, 1999.

      10.18** Checkers Drive-In Restaurants, Inc. Employee Stock Purchase Plan.

      21       Subsidiaries of the Company:
               (a) Rally's of Ohio, Inc. , an Ohio corporation.
               (b) Self-Service Drive-Thru, Inc., a Louisiana corporation
                        (merged with Rally's effective December 28, 1998).
               (c) Rally's Finance, Inc., a Delaware corporation (merged with
                        Rally's effective December 28, 1998).
               (d) Rally's Management, Inc., a Kentucky corporation.
               (e) ZDT Corporation, a Missouri corporation.
               (f) RAR, Inc., a Delaware corporation (merged with Rally's effective December 28, 1998).
               (g) MAC1, Inc., a Delaware corporation.
               (h) Hampton Roads Foods, Inc., a Louisiana corporation.
               (i)  Checkers of Puerto Rico, Inc.
               (j)  Checkers of Chicago, Inc.

      23.1**  Consent of KPMG LLP

      23.2**  Consent of Arthur Andersen LLP

      27**    Financial Data Schedule

* Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.
**   Filed herewith

(d)           Financial Statement Schedules:

                Described in Item 14(a)(2) of this Form 10-K.

(c)           List of Exhibits
                2.1 Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. filed as exhibit 10.18 to the Company's 1998 Form 10-K, and incorporated herein by reference.

(d)           Financial Statement Schedules:
                Described in Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on March 24, 1999.

                                  CHECKERS DRIVE-IN RESTAURANTS, INC.

                                   By: /s/ DANIEL J. DORSCH
                                       --------------------
                                           Daniel J. Dorsch
                                           President and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 24, 1999.

SIGNATURE                      TITLE

/s/ WILLIAM P. FOLEY, II
-------------------------
William P. Foley II            Director and Chairman of the Board


/s/ PETER C. O'HARA
-------------------------
Peter C. O'Hara                Director, Vice Chairman of the Board


/s/ DANIEL J. DORSCH           President, Chief Executive Officer and Director
-------------------------      (Principal Executive Officer)
Daniel J. Dorsch


/s/ THEODORE ABAJIAN           Senior Vice President and Chief Financial Officer
-------------------------      (Principal Financial and Accounting Officer)
Theodore Abajian


/s/ TERRY N. CHRISTENSEN
-------------------------
Terry N. Christensen           Director


/s/ CLARENCE V. MCKEE
-------------------------
Clarence V. McKee              Director


/s/ C.THOMAS THOMPSON
---------------------
C.Thomas Thompson              Director


/s/ BURT SUGARMAN
-------------------------
Burt Sugarman                  Director


/s/ ANDREW F. PUZDER
--------------------
Andrew F. Puzder               Director


/s/ RONALD B. MAGGARD
---------------------
Ronald B. Maggard              Director


/s/ WILLIE D. DAVIS
-------------------
Willie D. Davis                Director


/s/ DAVID GOTTERER
------------------
David Gotterer                 Director