Form 10-K405/A
period 2000-01-03
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2000-05-02
CIK 879554

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  --------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 3, 2000
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                         COMMISSION FILE NUMBER 0-19649

                             ----------------------
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        58-1654960
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 14255 49th Street North, Building 1, Suite 101
                            Clearwater, Florida 33762
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (727) 519-2000

         Securities registered pursuant to 12(b) and 12 (g) of the Act:

                                            NAME OF EACH EXCHANGE
        TITLE OF CLASS                       ON WHICH REGISTERED         TICKER
----------------------------------------- --------------------------------------
  9 7/8% Senior Notes due June 15, 2000     New York Stock Exchange
  Common Stock, par value $.001 per share   NASDAQ--NMS                   CHKR
  Common Stock Purchase Warrants            NASDAQ--NMS                   CHKRZ
  Common Stock Purchase Warrants            NASDAQ--NMS                   CHKRW


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes /X/ No / /

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

                                EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ended January 3, 2000 of Checkers Drive-In Restaurants, Inc. is hereby amended as follows: Items 10, 11, 12 and 13 are amended in their entirety.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the Director's of the Company and the positions they hold. Executive officers serve at the pleasure of the Board of Directors.


NAME                       AGE               POSITION
-------                   -----             -----------
William P. Foley, II       55          Chairman of the Board of Directors with a
                                       term expiring in 2002.
Peter C. O'Hara            44          Director and Vice Chairman of the Board
                                       with a term expiring in 2001.
Daniel J. Dorsch           46          President, Chief Executive Officer and
                                       Director with a term expiring in 2001.
Terry N. Christensen       59          Director with a term expiring in 2001.
Clarence V. McKee          59          Director with a term expiring in 2002.
Burt Sugarman              61          Director with a term expiring in 2000.
C. Thomas Thompson         50          Director with a term expiring in 2002.
Willie D. Davis            65          Director with a term expiring in 2001.
David Gotterer             71          Director with a term expiring in 2000.
Ronald B. Maggard          50          Director with a term expiring in 2000.
Andrew F. Puzder           49          Director with a term expiring in 2002.

DIRECTORS

   WILLIAM P. FOLEY, II has served as a director of the Company since November 1996 and as Chairman of the Board since June 1997. Mr. Foley has been Chairman of the Board of Santa Barbara Restaurant Group, Inc. since July 1997. He has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. which, through its subsidiaries, is a title insurance underwriting company, since its formation in 1984. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors of CKE Restaurants, Inc., owner, operator and franchisor of quick-service restaurants, primarily under the Carl's Jr. and Hardee's brand names, and is a director of Micro General Corporation, Miravant Medical Technologies and Fresh Foods, Inc.

   PETER C. O'HARA has served as a director of the Company since June 1998 and Vice Chairman since September 1999. He has served as president of Capital Management of L.I., N.Y., Inc., a Checkers franchise area developer for Long Island, New York, since March 1994.

   DANIEL J. DORSCH has served as the Chief Executive Officer, President and a director of the Company since December 1999. Mr. Dorsch is also a multi-unit franchise owner for Papa John's Pizza, earning franchisee of the year in 1998. Mr. Dorsch also owned and operated franchises with Honda, Kawasaki, Yamaha, Suzuki, & Seadoo from 1994 through 1999. Mr. Dorsch was President and Chief Operating Officer and shareholder for a chain of 91 Taco Bell & KFC restaurants operating in 7 states from 1984-1993.

   TERRY N. CHRISTENSEN has served as a director of the Company since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD., and MGM Grand, Inc. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company in 1999. Such services have related to litigation, compliance with securities laws and other business matters.

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

   BURT SUGARMAN has served as a director of the Company since June 1997.
Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT GROUP, LTD. for the past five years. Mr. Sugarman is a director of GIANT and Santa Barbara Restaurant Group, Inc. Mr. Sugarman served as Chairman of the Board of Rally's Hamburgers, Inc. from November 1994 to October 1997.

   C. THOMAS THOMPSON has served as a director of the Company since November 1996 and served as Vice Chairman of the Board of Directors from December 1996 to September 1999. He also served as Chief Executive Officer of the Company from December 1996 to November 1997. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE, since October 1994 and President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership, which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Santa Barbara Restaurant Group, Inc.

   WILLIE D. DAVIS has served as a director of the Company since August 1999. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently also serves on the board of directors of Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, Metro-Goldwyn-Mayer, Inc., MGM Grand, Inc., Basset Furniture Industries, Incorporated and Strong Fund.

   DAVID GOTTERER has served as a director of the Company since August 1999. Mr. Gotterer has been a partner in the accounting firm of Mason & Company, LLP, New York, New York, for more than the past five years. Mr. Gotterer is a director and Vice Chairman of GIANT.

   RONALD B. MAGGARD has served as a director of the Company since August 1999. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, which owns 20 franchised Long John Silver Restaurants and President of Midstate Distributing, Lexington, Kentucky, which is a Miller Distributing Company.

   ANDREW F. PUZDER has served as a director of the Company since August 1999. Mr. Puzder has been Chief Executive Officer and a director of Santa Barbara Restaurant Group, Inc. since July 1997. He has served as Executive Vice President and General Counsel of CKE since February 1997. Mr. Puzder also serves as Executive Vice President for Fidelity National Financial, Inc. Mr. Puzder has been with Fidelity since 1995. Mr. Puzder is also a director of Fresh Foods, Inc. and Aspeon, Inc.

EXECUTIVE OFFICERS

   THEODORE ABAJIAN, 36, was appointed Senior Vice President and Chief Financial Officer of the Company in December 1999. He also serves as Executive Vice President and Chief Financial officer of Santa Barbara Restaurant Group, Inc. ("SBRG"). Prior to joining SBRG in May 1998, Mr. Abajian served as Chief Financial Officer of Star Buffet, Inc. since its formation in July 1997. Mr. Abajian also served as a director of Stacey's Buffet, Inc. from October 31, 1997 to February 4, 1998. Mr. Abajian served as the Vice President and Controller of Summit Family Restaurants, Inc. from May 1994 to May 1998.

   WENDY BECK, 35, is Vice President of Finance and Treasurer. Ms. Beck came to Checkers in 1993 and has 13 years of experience in finance, tax and treasury.

   STEVEN COHEN, 48, was appointed as Senior Vice-President of Human Resources for the Company in December, 1997. He is responsible for all human resource, training, benefits and workers compensation functions. From 1995 to 1997, he served as a Regional Human Resources director for EZCorp. Inc., a specialty retail chain with 300 locations throughout the United States.

   DAVID MILLER, 47, has served as Senior Vice President and Chief Operating Officer since October 1999. Mr. Miller has been with Checkers for ten years serving in various capacities including Vice President Marketing, Senior Director of Operations and Senior Director of Franchise Operations.

   ANNETTE DELLA FLORA, 38, was appointed Senior Vice President of Marketing of the Company in September 1999. Ms. Della Flora is also the Vice President of Marketing of Santa Barbara Restaurant Group, Inc. From December 1998 to September 1999, she was Vice President of Marketing for Del Taco, Inc. in Laguna Hills, California. Ms. Della Flora worked for HomeBase/Home Improvement Warehouse in Anaheim, California from June 1994 to November 1998 in various marketing and advertising positions.

   ANDREW SIMONS, 39, was appointed Senior Vice President, General Counsel and Secretary of the Company in July 1999. In addition, Mr. Simons holds the position of Senior Vice President, General Counsel and Secretary of Santa Barbara Restaurant Group. From April 1996 to June 1999, Mr. Simons served as Vice President, General Counsel and Secretary of Circon Corporation. From
July 1992 through April 1996, Mr. Simons worked for Tokos Medical Corporation in various capacities including Vice President, General Counsel and Secretary.

                  No family relationships exist between any of the directors and the executive officers of the Company. There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1999.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table is a summary of the compensation earned for the last three fiscal years for services in all capacities to each of the persons who qualified as a "named executive officer" under item 402(b) of Regulation S-K. All amounts shown before the Merger between the Company and Rally's Hamburgers, Inc. in August 1999 include compensation paid by both Checkers and Rally's pursuant to the management service agreement between the companies.



                                                                                               Compensation
                                                   Annual Compensation                            Awards
                                   ---------------------------------------------------         -------------
                                                                                                Securities
                                                                           Other Annual         Underlying     All Other
                                                   Salary        Bonus     Compensation           Options    Compensations
  Name and Principal Position          Year          ($)          ($)           ($)                (#)(3)
--------------------------------------------------------------------------------------------------------------------------
Daniel J. Dorsch (1)                    1999         9,315           -               -            100,000               -
      Chief Executive Officer

James J. Gillespie (2)                  1999       228,173      20,000          44,002(4)               -          43,593(2)
      Chief Executive Officer           1998       282,500      20,000          45,304(5)         132,917               -
                                        1997        45,067      50,000               -             49,750               -

James T. Holder (6)                     1999       179,308           -               -                  -          98,558
      Senior Vice President             1998       180,000     144,000               -             43,275               -
      General Counsel and               1997       179,231           -               -              8,333               -
      Secretary

Harvey Fattig (7)                       1999       134,615           -                                  -          99,001
      Executive Vice President          1998       147,404           -               -             46,500               -
      and Chief operating Officer                                                                       -

David Miller                            1999       136,442           -               -                  -             500(8)
      Chief Operating Officer           1998       127,695           -               -             16,316             498
                                        1997       117,679           -               -                  -             439

Steven Cohen                            1999       134,423           -                                  -             481(8)
      Vice President, Human             1998       122,812           -          43,200(9)          21,637             462
      Resources

Wendy Beck                              1999       113,587           -               -                  -             144(8)
      Vice President, Treasury          1998        97,345           -               -             13,113             108
                                        1997        90,563           -               -                  -              94

(1)  Mr. Dorsch was appointed Chief Executive Officer of the Company on
     December 14, 1999.
(2) Mr. Gillespie resigned in November, 1999. All other compensation represents severance ($41,658) and term life insurance ($1,935).
(3) All options listed have been adjusted to reflect the one-for-twelve reverse stock split which occurred in August 1999.
(4) Includes relocation expense ($23,002), travel expense ($12,650) and health care expense ($8,350).
(5)  Includes relocation expense ($9,809) and travel expense ($34,194).
(6) Mr. Holder resigned in November, 1999. All other compensation represents severance ($98,159) and term life insurance ($398).
(7) Mr. Fattig resigned in September, 1999. All other compensation represents severance ($97,596) and term life insurance ($1,405).
(8) All other compensation includes amounts paid by the Company on behalf of the executives for term life insurance.
(9)  Includes relocation expenses paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

            The following table sets forth information regarding options granted to the named executive officers during fiscal 1999 pursuant to the Company's Stock Option Plans:


                                          Individual Grants
                    -----------------------------------------------------------------
                     Number of           % of                                          Potential Realizable
                     Securities          Total                                           Value at Assumed
                     Underlying         Options             Exercise                      Rates of Stock
                      Options          Granted to           or Base                     Price Appreciation
                      Granted         Employees in           Price      Expiration     for Option Term (1)
Name                    (#)           Fiscal Year          ($/Share)       Date         5%($)       10%($)
-----------------------------------------------------------------------------------------------------------
Daniel J. Dorsch     100,000               25.01%            $1.2812     12/14/09       80,574      204,190

(1) The 5% and 10% assumed annual rates of stock price appreciated are provided in compliance with Regulation S-K under the Exchange Act. The Company does not necessarily believe that these appreciation calculations are indicated of actual future stock options values or that the price of the Company common stock will appreciate at such rates.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

            Set forth below is information with respect to the Company's options exercised by the named executive officers during fiscal 1999 and the number and value of unexercised stock options held by such executives at the end of the fiscal year.

                                                                       Number of                Value of Unexercised
                                                                  Unexercised Options           In-the-Money Options
                                                                     at FY-End (#)                 at FY-End (1)
                                                            -------------------------------------------------------------
                               Shares Acquired     Value
Name                           on Exercise (#)    Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Daniel Dorsch                                  0          0            100,000/0                     $84,380/$0
James J. Gillespie                             0          0            47,029/0                        $0/$0
Harvey Fattig                                  0          0            11,263/0                        $0/$0
James T. Holder                                0          0            20,893/0                        $0/$0
David Miller                                   0          0          10,994/5,322                      $0/$0
Steven Cohen                                   0          0          7,213/14,424                      $0/$0
Wendy Beck                                     0          0           6,680/6,433                      $0/$0

(1) Based upon the difference between the exercise price and the closing price of Checkers common stock as reported on the NASDAQ National Market on January 3, 2000 of $2.125


COMPENSATION OF DIRECTORS

            Directors who are not employees of the Company receive $2,500 for each Board meeting, and $1,000 for each committee meeting they attend plus out of pockets expenses. Non-employee Directors also participate in the 1994 Stock Option Plan for Non-Employee Directors, which provides for the automatic grant to each non-employee Director, upon election to the Board of Directors, of a non-qualified, ten-year option to acquire 8,333 shares of the Company's Common Stock, with the subsequent automatic grant on the first day of each fiscal year thereafter of a non-qualified, ten-year option to acquire an additional 1,667 shares of Common Stock. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. One-fifth of each initial option granted pursuant to such Plan prior to August 6, 1997 become exercisable on a cumulative basis on each of the first five anniversaries of the date of the grant of such option. One-third of each annual option granted pursuant to such Plan prior to August 6, 1997 becomes exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Pursuant to a proposal approved by stockholders at the Annual

Meeting in 1999, the Chairman of the Board received an option to purchase
40,000 shares, the Vice-Chairman received an option to purchase 20,000 shares and all other non-employee directors received options to purchase 10,000 shares of the Company's common stock. All options granted pursuant to this Plan on or after August 6, 1997 are exercisable immediately upon grant. Options are exercisable whether or not the Non-Employee Director, at the time of exercise, is a member of the Board of Directors, unless the Director is removed for cause. Directors who are employees of the Company receive no extra compensation for their services as Directors. In addition, since September 1999 Peter O'Hara has been receiving $10,000 per month for performing services as a consultant.

EMPLOYMENT AGREEMENTS

            Effective December 14, 1999, the Company entered into an employment agreement with Daniel J. Dorsch, pursuant to which Mr. Dorsch serves as the Chief Executive Officer and a Director of the Company. The term of employment is for two years, subject to renewal by the Company for one-year periods thereafter, at an annual base salary of $200,000. Mr. Dorsch is also entitled to participate in the incentive bonus plans of the Company and participate in the Company's benefit plans. Upon execution of the employment agreement, Mr. Dorsch was granted a fully vested option to purchase 100,000 shares of Checkers common stock. Under the agreement, Mr. Dorsch may be terminated at any time for cause. If Mr. Dorsch is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired terms of the agreement, payable in a lump sum or as directed by Mr. Dorsch. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct substantial and adverse effect on the reputation of the Company or its relationships with its customers or employees.

            Effective November 10, 1997, the Company and Jay Gillespie entered into an employment agreement, pursuant to which Mr. Gillespie served as the President and Chief Executive Officer and a Director of the Company and Rally's Hamburgers, Inc. prior to its merger with the Company. The term of employment was for two years, subject to automatic renewal by the Company for one-year periods thereafter, at an annual base salary of $282,500. Mr. Gillespie was also entitled to participate in the incentive bonus plans of the Company. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Common Stock and received a signing bonus of $50,000. Mr. Gillespie was also entitled to participate in the Company's employee benefit plans and programs and was entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. Under the agreement, Mr. Gillespie could be terminated at any time for cause. If Mr. Gillespie was terminated without case, he was entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct, substantial and adverse effect on the reputation of the Company or their relationship with their customers or employees. On October 7, 1999, Mr. Gillespie resigned pursuant to an agreement he reached with the Company in which the Company agreed to pay Mr. Gillespie his base salary through November 10, 1999.

            In November 1997 and February 1998, the Company entered into letter agreements with Steve Cohen and Harvey Fattig, respectively, which provide that the executives are entitled to a severance payment equal to six months of their base salary in the event that they are terminated without cause during the first three years of their employment. In September 1999, in conjunction with Mr. Fattig's resignation, the Company entered into a separation agreement with Mr. Fattig, that superceded his letter agreement, in which the Company agreed to pay Mr. Fattig a severance payment equal to six months of his base salary.

            In August 1999, the Company entered into a separation agreement with Jim Holder pursuant to which the Company agreed to make a severance payment to Mr. Holder of an amount equal to six months of his base salary. Mr. Holder also agreed to provide legal and consulting services to the Company on an "as needed" basis following his resignation from the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee of the Board of Directors is responsible for executive compensation decisions. The Committee was comprised of Messrs. Foley and McKee through August 1999 at which time a new Committee was elected comprised of Messrs. Foley, Davis and O'Hara. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity and Chairman of the Board of both Santa Barbara Restaurant Group and CKE, which, as of April 28, 2000, beneficially owned approximately 3.7%, 4.2%, and 23.5%, respectively, of the outstanding shares, or warrants to purchase shares, of the Company's Common Stock.

            On November 22, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with CKE, as agent of the various lenders named therein (the "Lenders"). The Lenders include CKE, Fidelity, C. Thomas Thompson, William R Foley, Burt Sugarman and KCC Delaware Company, a wholly owned subsidiary of GIANT GROUP, LTD. Pursuant to the Restated Credit Agreement, the Company's primary debt aggregating approximately $35.8 million principal amount, which had been acquired by the Lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 31, 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $6.0 million in restructuring fees and charges. In connection with the restructuring, the Company issued to the Lenders warrants to purchase an aggregate of 20 million shares of Common Stock at an exercise price of $0.75 per share, the approximate market price of the Common Stock on the day prior to the announcement of the acquisition of the Company's debt by the Lenders. The Lenders specified above received warrants in the following amounts: CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490: William P. Foley, 11, 854,700; Burt Sugarman, 712,250; and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of Common Stock underlying their warrants.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of April 26, 2000, relating to the beneficial ownership of the Company's common stock by (i) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, (ii) each director, director nominee and named executive officer of the Company and, (iii) all officers and directors of the Company as a group. The Company had 9,436,094 shares outstanding as of April 26, 2000.


              NAME AND                      NUMBER OF SHARES      PERCENTAGE
             ADDRESS OF                       BENEFICIALLY         OF SHARES
     BENEFICIAL OWNER (1)(2)(3)                 OWNED (1)        OUTSTANDING(4)
     --------------------------------    --------------------  -----------------
     CKE Restaurants, Inc.(5)                     2,426,420              23.6%
      401 W. Carl Karcher Way
     Anaheim, CA 92801

     Giant Group, LTD  (6)                        772,739                 8.0%
     9440 Santa Monica Blvd, #407
     Beverly Hills, CA 90210

     William P. Foley, II (7)                     337,539                 3.5%

     Burt Sugarman (8)                            280,366                 2.9%

     Peter C. O'Hara (9)                          229,583                 2.4%

     C. Thomas Thompson (10)                      153,401                 1.6%

     David Gotterer (11)                          123,655                 1.3%

     Willie Davis (12)                            118,088                 1.2%

     Andrew F. Puzder (13)                        110,665                 1.2%

     Terry N. Christensen (14)                    102,662                 1.1%

      Ronald B. Maggard (15)                       109,404                 1.1%

      Clarence V. McKee (16)                        79,250                 *

      Wendy Beck (17)                               16,447                 *

      Steven Cohen (18)                             11,563                 *

      David Miller (19)                             13,655                 *

      All officers and directors as a
      group (17 persons)(20)                     1,686,278                15.3%

*    Represents less than 1% of the outstanding common stock of the company.

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Company common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 26, 2000, upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 26, 2000 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 14255 49th Street N., Clearwater, Florida 33762.

(4) Percentage calculation assumes owners' derivative securities exercisable within 60 days have been exercised.

(5) Includes 865,513 shares issuable upon the exercise of presently exercisable warrants held by KCC Delaware, a wholly owned subsidiary of GIANT
     GROUP, LTD.

(6) Includes 237,416 shares issuable upon the exercise of presently exercisable warrants.

(7) Includes 304,148 shares subject to options and warrants. Excludes the 2,426,420 shares and warrants to purchase shares held by CKE Restaurants, Inc. and 399,471 shares held by Santa Barbara Restaurant Group, Inc. as to which Mr. Foley disclaims beneficial interest. Mr. Foley is Chairman of the Board of both CKE Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. Also excludes 357,557 warrants held by Fidelity National Financial, Inc., as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc.

(8) Includes 272,019 shares subject to options and warrants. Excludes 772,329 shares and warrants to purchase shares held by Giant Group LTD, as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of Giant Group LTD.

(9) Includes 227,500 shares issuable upon the exercise of presently exercisable stock options.

(10) Includes 150,064 shares issuable upon the exercise of presently exercisable stock options

(11) Includes 114,210 shares issuable upon the exercise of presently exercisable stock options.

(12) Includes 118,088 shares issuable upon the exercise of presently exercisable stock options.

(13) Includes 107,195 shares issuable upon the exercise of presently exercisable stock options.

(14) Includes 98,155 shares issuable upon the exercise of presently exercisable stock options.

(15) Includes 104,821 shares issuable upon the exericise of presently exercisable stock options.

(16) Includes 79,167 shares issuable upon the exercise of presently exercisable stock options.

(17) Includes 14,780 shares issuable upon the exercise of presently exercisable stock options.

(18) Includes 11,563 shares issuable upon the exercise of presently exercisable stock options.

(19) Includes 13,655 shares issuable upon the exericise of presently exercisable stock options.

(20) Includes an aggregate of 1,615,365 shares issuable upon the exercise of presently exercisable stock options and warrants held by officers and directors of the Company.

ITEM 13.   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

            "Item 11. Executive Compensation. Compensation Committee Interlocks and Insider Participation." is incorporated by reference.

            Prior to the Merger in August 1999, the Company and Rally's Hamburger, Inc. were parties to a management services agreement (the "Management Services Agreement") pursuant to which the Company provided key services to Rally's, including executive management, financial planning and accounting, franchise, purchasing and human resource. In addition, the Company and Rally's shared certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. The total cost of the services provided by the Company to Rally's in 1999 was $4.7 million.

            The Company and Santa Barbara Restaurant Group, Inc. share certain officers and directors. During 1999, the Company paid Santa Barbara Restaurant Group, Inc. $104,408 for salary payments made by Santa Barbara Restaurant Group, Inc. to certain officers on behalf of the Company.

            Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, a law firm in which Mr. Christensen is a named partner, performed legal services for the Company during 1999 and will perform legal services for the Company in 2000. Such services have related to the defense of certain litigation, compliance with securities laws and other business matters.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on May 2, 2000.

                                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                                       By: /s/ Daniel J. Dorsch
                                           -----------------------
                                           Daniel J. Dorsch
                                           President and Chief Executive Officer