Form 10-Q
period 2000-03-27
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2000-05-11
CIK 879554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________ to_____________

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

   14255 49th Street North, Building 1
   Suite 101
   Clearwater, FL                                                  33762
   (Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code: (727) 519-2000

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The Registrant had 9,436,094 shares of Common Stock, par value $.001 per share, outstanding as of March 27, 2000.

                                TABLE OF CONTENTS

                                                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

          Condensed Consolidated Balance Sheets
           March 27, 2000 and January 3, 2000...........................................................3

          Condensed Consolidated Statements of Operations and Comprehensive Income
           Quarters ended March 27, 2000 and March 22, 1999 ............................................4

          Condensed Consolidated Statements of Cash Flows
           Quarters ended March 27, 2000 and March 22, 1999 ............................................5

          Notes to Condensed Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................9

Item 3   Quantitative and Qualitative Disclosures About Market Risk....................................12


PART II  OTHER INFORMATION

Item 1   Legal proceedings.............................................................................13

Item 2   Changes in Securities.........................................................................15

Item 3   Defaults Upon Senior Securities...............................................................15

Item 4   Submission of Matters to a Vote of Security Holders ..........................................15

Item 5   Other Information.............................................................................15

Item 6   Exhibits and Reports on Form 8-K..............................................................16


PART I.    FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                    (Unaudited)
                                                                                     March 27,           January 3,
                                                                                        2000                2000
                                                                                 ------------------- --------------------
CURRENT ASSETS:
Cash and cash equivalents                                                                   $ 1,371              $ 4,371
Restricted cash                                                                               4,624                5,358
Investments                                                                                   1,725                2,193
Accounts and notes receivable, net                                                            2,557                2,784
Inventory                                                                                     1,660                1,736
Prepaid expenses and other current assets                                                       754                2,606
Property and equipment held for sale                                                         36,609               37,150
                                                                                 ------------------- --------------------
    Total current assets                                                                     49,300               56,198
Property and equipment, net                                                                  48,317               49,432
Notes receivable, net-less current portion                                                    1,163                1,210
Lease receivable, net-less current portion                                                    1,769                1,378
Intangibles assets, net                                                                      55,494               56,188
Other assets, net                                                                             1,135                1,247
                                                                                 ------------------- --------------------
                                                                                          $ 157,178            $ 165,653
                                                                                 =================== ====================
CURRENT LIABILITIES:
Senior notes, net of discount                                                              $ 41,793            $  45,848
Current maturities of long-term debt                                                          9,909                7,958
Obligations under capital leases                                                              1,558                1,523
Accounts payable                                                                              8,995                9,070
Reserves for restaurant relocations and abandoned sites                                       2,598                4,769
Accrued wages                                                                                 2,255                3,334
Accrued liabilities                                                                          12,491               13,508
                                                                                 ------------------- --------------------
    Total current liabilities                                                                79,599               86,010
Long-term debt, less current maturities                                                      14,922               17,761
Obligations under capital leases, less current maturities                                     7,299                7,677
Long-term reserves for restaurant relocations and abandoned sites                             3,841                2,324
Minority interests in joint ventures                                                            510                  535
Other long-term liabilities                                                                   4,769                4,683
                                                                                 ------------------- --------------------
    Total liabilities                                                                     $ 110,940            $ 118,990
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued
     at March 27, 2000 and January 3, 2000                                                        -                    -
Common stock, $.001 par value, authorized 175,000,000 shares, issued
      9,436,094 at March 27, 2000 and at January 3, 2000                                          9                    9
Additional paid-in capital                                                                  136,622              136,622
Accumulated deficit                                                                         (89,993)             (89,568)
                                                                                 ------------------- --------------------
                                                                                             46,638               47,063
Less treasury stock, 48,242 shares at March 27, 2000 and January 3, 2000,
      at cost                                                                                  (400)                (400)
                                                                                 ------------------- --------------------
    Net stockholders' equity                                                                 46,238               46,663
                                                                                 ------------------- --------------------
                                                                                          $ 157,178            $ 165,653
                                                                                 =================== ====================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (In thousands except per share amounts)
                                   (UNAUDITED)



                                                                                     Quarter Ended           Quarter Ended
                                                                                     March 27, 2000          March 22, 1999
REVENUES:                                                                           ------------------      -------------------
Restaurant sales                                                                               $ 49,511                $ 29,040
Franchise revenues and fees                                                                       2,500                     916
Owner fee & other income                                                                            176                     163
                                                                                    -------------------     -------------------
   Total Revenues                                                                              $ 52,187                $ 30,119
                                                                                    -------------------     -------------------

COSTS AND EXPENSES:
Restaurant food and paper costs                                                                  15,504                   8,568
Restaurant labor costs                                                                           16,411                   9,420
Restaurant occupancy expenses                                                                     3,837                   1,770
Restaurant depreciation and amortization                                                            958                   1,624
Other restaurant operating expenses                                                               4,845                   2,824
General and administrative expenses                                                               4,353                   2,916
Advertising                                                                                       3,737                   1,801
Bad debt expense                                                                                    180                     165
Owner depreciation                                                                                  247                     352
Other depreciation and amortization                                                                 962                     570
                                                                                    -------------------     -------------------
  Total costs & expenses                                                                         51,034                  30,010
                                                                                    -------------------     -------------------

  Operating income                                                                                1,153                     109

OTHER INCOME (EXPENSE):
Interest Income                                                                                     254                     188
Loss on investment in affiliate                                                                       -                    (434)
Interest expense (including loan cost and
     bond discount amortization)                                                                 (1,906)                 (1,685)
                                                                                    -------------------     -------------------
Loss before minority interests, income tax expense and extraordinary item                          (499)                 (1,822)
Minority interests in operations of joint ventures                                                    2                       -
                                                                                    -------------------     -------------------
Loss before income tax expense and extraordinary item                                              (497)                 (1,822)
Income tax expense                                                                                   37                      37
                                                                                    -------------------     -------------------
Net loss from continuing operations before extraordinary item                                      (534)                 (1,859)
Gain on early extinguishment of debt, net of income taxes                                           109                     256
                                                                                    -------------------     -------------------
Net loss                                                                                         $ (425)               $ (1,603)
                                                                                    ===================     ===================

Comprehensive loss                                                                               $ (425)               $ (1,603)
                                                                                    ===================     ===================

Net loss per share (basic and diluted):
    Net loss before extraordinary item                                                            (0.06)                  (0.38)
    Extraordinary item                                                                             0.01                    0.05
                                                                                    -------------------     -------------------
    Net loss                                                                                      (0.05)                  (0.33)
                                                                                    ===================     ===================
Weighted average number of common shares outstanding
  (basic and diluted)                                                                             9,388                   4,864
                                                                                    ===================     ===================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                               Quarter Ended
                                                                                         -------------------------
                                                                                          March 27,      March 22,
                                                                                             2000          1999
                                                                                         -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $ (425)      $ (1,603)
  Adjustments to reconcile net earnings to net cash
    provided by operating activies:
      Depreciation and amortization                                                             2,167          2,547
      Gain on bond repurchases                                                                   (109)          (256)
      Amortization of bond costs and discounts                                                     81             99
      Provisions for bad debt                                                                     180            165
      Loss, net of amortization on investment in affiliates                                         -            434
     Minority interest in operations of joint ventures                                             (2)             -
  Change in assets and liabilities:
    Decrease (increase) in receivables                                                           (297)          (100)
    Decrease in inventory                                                                          76            145
    Decrease (increase) in prepaid expenses and other current assets                            1,852           (234)
    Decrease in deposits and other assets                                                          38             34
    Increase (decrease) in accounts payable                                                       (75)         1,909
    Increase (decrease) in accrued liabilities                                                 (2,561)         1,223
                                                                                           -----------    ----------
        Net cash provided by operating activities                                                 925          4,363
                                                                                           -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (391)          (408)
  (Increase) decrease in investments                                                              468            (48)
   Proceeds from sale of property & equipment held for sale                                       471              -
                                                                                           -----------    ----------
        Net cash provided by (used in) investing activities                                       548           (456)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital lease obligations                           (1,231)          (432)
  Decrease in restricted cash                                                                     734            638
  Repayments of senior notes                                                                   (3,953)        (1,985)
  Distributions to minority interests                                                             (23)             -
                                                                                           -----------    ----------
         Net cash used in financing activities                                                 (4,473)        (1,779)
                                                                                           -----------    ----------
         Net increase (decrease) in cash                                                       (3,000)         2,128
CASH AT BEGINNING OF PERIOD                                                                     4,371          4,601
                                                                                           -----------    ----------
CASH AT END OF PERIOD                                                                         $ 1,371        $ 6,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---                                       ===========    ==========
    Interest paid                                                                               1,180            390
                                                                                           ===========    ==========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers" or the "Company") merged with Rally's Hamburgers, Inc. ("Rally's") (see Note 3: Merger). The 1999 financial information presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows herein represents the financial results of Rally's only. The Condensed Consolidated Balance Sheets represents the combined results of the merged entity. The operating results for the quarter ended March 27, 2000, are not necessarily an indication of the results that may be expected for the fiscal year ending January 1, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended January 3, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 3, 2000 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers is the operation and franchising of Checkers and Rally's restaurants. At March 27, 2000, there were 463 Rally's restaurants operating in 18 different states and there were 441 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 367 were Company operated (including 3 joint venture restaurants) and 537 were operated by franchisees, including 22 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. On March 30, 2000, the Company sold 62 restaurants to a franchisee (see Note 7: Subsequent Events), and as of that date, the Company had 305 company-operated restaurants and 599 franchised restaurants. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods. The Company's 1999 fiscal year included a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

(c) INVENTORY - Inventory which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(d) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(e) RECLASSIFICATIONS - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2:    GOING CONCERN AND LIQUIDITY

           The consolidated financial statements for the fiscal year ending January 3, 2000, were prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At January 3, 2000, the Company had $6.2 million outstanding under its Restated Credit Agreement maturing on April 30, 2000, $45.8 million of its 9 7/8% Senior Notes maturing June 15, 2000, and had a working capital deficit of $29.8 million. As of May 11, 2000, the Company has repaid the balance owed under its Restated Credit Agreement and has reduced its Senior Notes, bringing the outstanding balance to $40.0 million.

           The Company is aggressively pursuing a debt reduction strategy and believes the majority of the debt reduction can be accomplished by the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of May 11, 2000, the Company has completed four separate transactions involving the sale of 135 restaurants to new and existing franchisees and a sale leaseback transaction which have generated cash proceeds to the Company of approximately $34.2 million less selling costs and other expenses. The most recent of these transactions, the sale of 62
Checkers restaurants, was completed on March 30, 2000. In addition, the Company is continuing to pursue the sale of Company operated restaurants and currently has entered into either contracts or non-binding letters of intent to sell 142 additional restaurants in five separate transactions. The Company has also entered into a contract to sell its modular building manufacturing facility. Together, these remaining transactions are expected to generate net proceeds to the Company of approximately $33.5 million. The Company expects to close many, but possibly not all of these transactions prior to the June 15, 2000 maturity date of the 9 7/8% Senior Notes. The Company is currently working with financial institutions to secure bridge financing or other types of financing that would enable it to meet its upcoming debt obligations. Although the Company believes that its debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes due June 15, 2000.

NOTE 3:    MERGER

           On August 9, 1999, Checkers completed its acquisition of Rally's
(the " Merger"). The Merger transaction was accounted for under the purchase method of accounting and was treated as a reverse step acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company and Rally's previously owned 26.06% of Checkers. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market values. The operating results of Checkers' have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $27 million, including $11.5 million relating to Rally's original investment in Checkers, and is being amortized over 20 years using the straight-line method. During the first quarter of fiscal 2000, there was not a material change to the estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, reported in the Company's annual report on form 10K/A for the fiscal year ended January 3, 2000. However, the estimated fair value of assets may be subject to further refinement.

NOTE 4:    LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under Capital Leases consists of the following:

                                                                                                         ($ 000)
                                                                                                 MARCH 27,      JANUARY 3,
                                                                                                   2000           2000
                                                                                                 ----------    ------------
Note payable under Restated Credit Agreement, interest at 13% due each twenty-eight day period, originally maturing July 31, 1999, subsequently extended to April 30, 2000. Secured by substantially all Checkers assets.
   ( As of May 3, 2000, this has been repaid).                                                      $ 6,047         $ 6,202

Mortgages payable to FFCA Acquisition Corporation, secured by twenty-four
   Company-owned Checkers restaurants, payable in 240 aggregate monthly
   installments of $93 including interest at 9.5%.                                                    9,793           9,824

Mortgages payable to FFCA Acquisition Corporation secured by eight
   Company-owned Rally's restaurants, payable in 240 monthly
   installments of $40, including interest at 9.5%.  The Company utilized
   the net proceeds of the loan to retire a portion of its Senior Notes.                              4,211           4,224

Obligations under capital leases, maturing at various dates through January 1,
   2018, secured by property and equipment, bearing interest ranging from 10% to
   17%, payable in monthly principal and interest installments averaging $197.                        8,856           9,193

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related acquired assets, with maturities through May 1, 2004, bearing interest at rates ranging from 7.5% to 9%, payable in monthly
    principal and interest installments ranging from $5 to $50.                                       4,044           4,247

Various other notes payable to banks, maturing at various dates through November
   10, 2001, secured by property and equipment, bearing interest ranging from
   1/2% above prime to 15.8%, payable in monthly principal and interest
   installments ranging from $2 to $13.                                                                 737           1,229
                                                                                                -----------     ------------

Total long-term debt and obligations under capital leases                                          $ 33,688        $ 34,919

Less current installments                                                                           (11,467)         (9,481)
                                                                                                -----------     ------------
Long-term debt, less current maturities                                                            $ 22,221        $ 25,438
                                                                                                ===========     ============

NOTE 5:    SENIOR NOTES

           On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior Notes due June 2000 (the "Senior Notes"). The Senior Notes are carried net of the related discount, which is being amortized over the life of the Senior Notes. Interest is payable June 15 and December 15 of each year until maturity. The Senior Notes include certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined. As of March 27, 2000 and January 3, 2000 the amounts outstanding net of discounts were $41.8 million and $45.8 million, respectively.

           As discussed in Note 2, the Company is evaluating various alternatives for the repayment and refinancing of the Senior Notes prior to their maturity in June 2000. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

NOTE 6:    ACCOUNTING CHARGES AND LOSS PROVISIONS

           At the end of fiscal 1999, the Company had a reserve of $7.1 million relating to restaurant relocations and abandoned sites. This reserve represents management's estimate of future lease obligations and is reviewed and adjusted periodically as more information becomes available regarding the ability to sublease or assign the lease and other negotiations with the landlord. During the first quarter of 2000, the Company made lease and other payments of $518,000.

           During the last quarter of 1999, the Company placed certain markets for sale in accordance with its plan to meet its short-term debt requirements. At the end of 1999, 5 major Rally's markets were written down to their estimated fair market values, based on purchase prices expected to be received during the first half of fiscal year 2000. The Company recorded a valuation allowance of $13 million relating to property and equipment and intangibles assets associated with these market sales. In addition, in connection with the Merger with Checkers, the Company sold 3 existing Checkers' markets (See Note 7: Subsequent Events). Since these market sales did not occur during this quarter, no adjustment has been recorded. Additionally, it is not expected that the upcoming sales will materially change this estimate.

NOTE 7:    SUBSEQUENT EVENT

           On March 30, 2000, the Company sold 62 Checkers restaurants in the Mobile, Alabama, West Palm Beach and Orlando, Florida, market areas to Titan Holdings, LLC for $10.25 million, less selling costs. Titan Holdings, LLC will operate the newly acquired Checkers restaurants as a franchisee and pay ongoing royalties based on sales at the restaurants. Also, Titan Holdings has entered into a development agreement in conjunction with the purchase pursuant to which it has committed to adding 29 new Checkers locations over the next five years.


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

           The Company receives revenues from restaurant sales, franchise fees and royalties. The Company's revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate to Company operated restaurant operations and the Company's franchise sales and support functions. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization. The Company's revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

                             RESULTS OF OPERATIONS
           The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income and operating data for the periods indicated:

                                                                                          Quarter Ended
                                                                                            (Unaudited)
                                                                                     -----------------------------
                                                                                      March 27,       March 22,
                                                                                         2000          1999 (4)
                                                                                     -------------  --------------
REVENUES:
Restaurant sales                                                                            94.9%            96.4%
Franchise revenues and fees                                                                  4.8%             3.0%
Owner fee and other income                                                                   0.3%             0.5%
                                                                                     -------------  --------------
   Total Revenues                                                                          100.0%           100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                                         31.3%            29.5%
Restaurant labor costs (1)                                                                  33.1%            32.4%
Restaurant occupancy expenses (1)                                                            7.7%             6.1%
Restaurant depreciation and amortization (1)                                                 2.0%             5.6%
Other restaurant operating expenses (1)                                                      9.8%             9.7%
General and administrative expenses                                                          8.3%             9.7%
Advertising (1)                                                                              7.5%             6.2%
Bad debt expense (1)                                                                         0.4%             0.6%
Owner depreciation (2)                                                                     160.2%           216.1%
Other depreciation and amortization                                                          1.8%             1.9%
                                                                                     -------------  --------------
  Total costs & expenses                                                                    97.8%            99.7%
                                                                                     -------------  --------------
  Operating income                                                                           2.2%             0.3%

OTHER INCOME (EXPENSE):
Interest Income                                                                              0.5%             0.6%
Loss on investment in affiliate                                                              0.0%            (1.4%)
Interest expense (including loan cost and bond discount amortization)                       (3.7%)           (5.6%)
                                                                                     -------------  --------------
Loss before minority interests, income tax expense, and extraordinary item                  (0.9%)           (6.0%)
Minority interests in operations of joint ventures                                           0.0%             0.0%
                                                                                     -------------  --------------
Loss before income tax expense and extraordinary item                                       (0.9%)           (6.0%)
Income tax expense                                                                           0.1%             0.1%
                                                                                     -------------  --------------
Net loss from continuing operations before extraordinary item                               (1.0%)           (6.2%)
Gain on early extinguishment of debt, net of income taxes                                    0.2%             0.9%
                                                                                     -------------  --------------
Net loss                                                                                    (0.8%)           (5.3%)
                                                                                     =============  ==============
Number of Company-operated restaurants (3):
       Restaurants open at the beginning of period                                            367              226
       Opened, closed or transferred, net during the period                                     -               (1)
                                                                                     -------------  --------------
       Total company-owned restaurants, end of period                                         367              225
                                                                                     =============  ==============
Number of franchised restaurants (3):
       Restaurants open at the beginning of period                                            540              249
       Opened, closed or transferred, net during the period                                    (3)              (5)
                                                                                     -------------  --------------
       Total franchised restaurant, end of period                                             537              244
                                                                                     -------------  --------------

       Total all restaurants opened at end of period (3):                                     904              469
                                                                                     =============  ==============

(1) As a percentage of restaurant sales
(2) As a percentage of owner fee income
(3) 1999 reflects Rally's only.
(4) Includes the results of operations for Rally's only.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED MARCH 27, 2000
AND QUARTER ENDED MARCH 22, 1999

           REVENUES. Total revenues increased 73% to $52.2 million for the quarter ended March 27, 2000, compared to $30.1 million for the quarter ended March 22, 1999. Company operated restaurant sales increased 70% to $49.5 million for the quarter ended March 27, 2000, from $29.0 million for the quarter ended March 22, 1999. The Merger with Checkers resulted in a $27 million increase in sales. Excluding the impact of the Merger, sales decreased $6.5 million from the prior year as a result of sold markets and store closings. Sales at comparable Rally's restaurants for the quarter ended March 27, 2000, decreased 0.7% compared to a 6.1% decrease for the quarter ended March 22, 1999. Sales at comparable Checkers restaurants increased 1.1% for the quarter ended March 27, 2000, compared to a 14.3% decrease the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods.

           Franchise revenues and fees increased 173% to $2.5 million for the quarter ended March 27, 2000, from $0.9 million for the quarter ended March 22, 1999. This was primarily a result of the Merger and markets which were sold in the last fiscal quarter of 1999 to new or existing franchisees. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

           COSTS AND EXPENSES. Restaurant food and paper costs totalled
$15.5 million or 31.3% of restaurant sales for the quarter ended March 27, 2000, compared to $8.6 million or 29.5% of restaurant sales for the quarter ended March 22, 1999. The increase in these costs as a percentage of restaurant sales was due to different promotions running this year compared to last year with higher food costs.

           Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $16.4 million or 33.1% of restaurant sales for the quarter ended March 27, 2000, compared to $9.4 million or 32.4% of restaurant sales for the quarter ended March 22, 1999. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales productivity levels.

           Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $3.8 million or 7.7% of restaurant sales for the quarter ended March 27, 2000 compared to $1.8 million or 6.1% of restaurant sales for the quarter ended March 22, 1999. This increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the Merger. Additionally, Checkers' occupancy costs are higher than Rally's.

           Restaurant depreciation and amortization decreased by $666,000 or 41.0% for the quarter ended March 27, 2000, as compared to the quarter ended March 22, 1999, primarily due to assets sold or to be sold as a result of the market sales of company-operated restaurants.

           Advertising expense increased to $3.7 million or 7.5% of restaurant sales for the quarter ended March 27, 2000, from $1.8 million or 6.2% of restaurant sales for the quarter ended March 22, 1999. This was a result of the change in the timing of media spending this year compared to the prior year plus the combined spending for both chains in the current year.

           Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses as a percentage of sales remained consistent with prior year and totaled $4.8 million or 9.8% of restaurant sales for the quarter ended March 27, 2000, compared to $2.8 million or 9.7% of restaurant sales for the quarter ended March 22, 1999.

           General and administrative expenses were $4.3 million or 8.3% of total revenues, for the quarter ended March 27, 2000, compared to $2.9 million or 9.7% of total revenues for the quarter ended March 22, 1999. The decrease in these expenses as a percentage of total revenue is primarily a result of overhead reductions related to the Merger and expense reductions implemented by the new management team

           Owner expenses of $247,000 for the quarter ended March 27, 2000, represent the Company's segregated ownership cost related to the 22 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties and have decreased by $105,000 from the quarter ended March 22, 1999, due to a reduction in the number of units as well as an impairment adjustment to the value of the assets taken in the Company's last fiscal year.

           Other depreciation and amortization increased by $392,000 to $962,000 or 1.8% of total revenues from $570,000 or 1.9% of total revenues primarily as a result of the Merger.

           Bad debt expense decreased to 0.4% of restaurant sales from 0.6% in the prior year as a result of improved collectibility of franchisee receivables.

           INTEREST EXPENSE. Interest expense including loan cost amortization increased to $1.9 million or 3.7% of total revenues for the quarter ended March 27, 2000 from $1.6 million or 5.6% of total revenues for the quarter ended March 22, 1999. This increase primarily was due to debt assumed with the Merger.

           INCOME TAX EXPENSE. The Company's income tax expense of $37,000 for both periods represents estimated state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

           At March 27, 2000, the Company had a working capital deficit of $30.3 million. This significant deficit is due to the short term maturity of the amounts due pursuant to both the Restated Credit Agreement and the 9 7/8% Senior Notes. As of March 27, 2000, the Restated Credit Agreement had an outstanding balance of $6.0 million maturing on April 30, 2000, and the 9 7/8% Senior notes had an outstanding balance of $41.8 million maturing on June 15, 2000. As of May 11, 2000, the Restated Credit Agreement has been paid in full and the Senior notes have been reduced to $40.0 million.

           The Company is aggressively pursuing a debt reduction strategy and believes the majority of the debt reduction can be accomplished by the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of May 3, 2000, the Company has completed four separate transactions involving the sale of 135 restaurants to new and existing franchisees and a sale leaseback transaction which have generated cash proceeds to the Company of approximately $34.2 million less selling costs and other expenses. The most recent of these transactions, the sale of 62 Checkers restaurants, was completed on March 30, 2000. In addition, the Company is continuing to pursue the sale of company operated restaurants and currently has entered into either contracts or non-binding letters of intent to sell 142 additional restaurants in five separate transactions. The Company has also entered into a contract to sell its' modular building manufacturing facility. Together, these remaining transactions are expected to generate net proceeds to the Company of approximately $33.5 million. The Company expects to close many, but possibly not all of these transactions prior to the June 15, 2000 maturity of the 9 7/8% Senior notes. The Company is currently working with financial institutions to secure bridge financing or other types of financing that would enable it to meet its upcoming debt obligations. Although the Company believes that it's debt reduction and refinancing strategy will be successful, there can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes due June 15, 2000.

           Cash and cash equivalents decreased approximately $3.0 million to $1.4 million from the fiscal year ended January 3, 2000. Cash flow from operating activities was $925,000, compared to $4.4 million during the same period last year. The decrease of $3.4 million is largely attributable to increases in the balances of accounts payable and accrued liabilities due to the timing of payments in the current year.

           Cash flow from investing activities increased to $548,000 due primarily to proceeds from the sales of fixed assets and decreases in investments of $939,000 offset by $391,000 used for capital expenditures. The capital expenditures primarily related to remodeling restaurants and the purchase and installation of replacement equipment.

           Cash used for financing activities was $4.5 million. The Company paid $4.0 million towards the senior notes and paid $1.2 million towards the Restated Credit Agreement. The Company also received $734,000 by reducing is restricted cash requirements.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

           As a result of certain pre-trial orders entered by the court, the Company believes that the responses to the jury interrogatories are "advisory" and are not binding on the court. The court has determined, however, that the responses to the jury interrogatories are binding upon it and on April 17, 2000, entered a judgment accordingly. The Company believes that entry of the judgment is erroneous and has posted a supersedeas bond and an appeal of judgment.

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

           SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. On February 21, 2000, a Complaint was filed against the Company in the Common Pleas Court for Franklin County, Ohio entitled SNAPPS RESTAURANTS, INC. V. CHECKERS DRIVE-IN RESTAURANTS, INC. which was thereafter removed by the Company to the United States District Court for the Southern District of Ohio, and numbered as Case No. C2-00-0216 on the docket of said court (the "Southern District Action"). The Complaint filed in the Southern District Action seeks a temporary and permanent injunction enjoining the Company from terminating seventy-seven franchise agreements with Snapps Restaurants, Inc. ("Snapps") and alleges wrongful termination of franchise agreements and various breaches of contract. On February 22, 2000, a Complaint was filed by the Company against Snapps in the United States District Court for the Northern District of Ohio entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. SNAPPS RESTAURANTS, INC., and numbered as Case No. 3:00CV7110 on the docket of said court (the "Northern District Action"). The Company's Complaint in the Northern District Action seeks to enjoin Snapps' continued use of the Rally's marks and trade dress following the termination of its franchise agreements and to collect unpaid royalty fees and advertising fund contributions. The Company and Snapps have also filed arbitration proceedings with the American Arbitration Association which have been assigned Case No. 25 Y 114 00057 00 and Case No. 331140004900 (collectively the "Arbitration Proceedings"). On March 17, 2000, the parties reached an agreement to resolve the dispute. Pursuant to the terms of the settlement agreement, Snapps executed a promissory note in an amount equal to all unpaid royalty fees and advertising fund contributions. Snapps and the Company executed a new multiple restaurant franchise agreement and the parties dismissed all pending litigation and arbitration proceedings.

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

           None

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



                               CHECKERS DRIVE-IN RESTAURANTS, INC.
                               -----------------------------------
                                         (Registrant)


Date:  May 11, 2000            By: /s/  Theodore Abajian
                                  -------------------------
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                            MARCH 27, 2000 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX







EXHIBIT  #             EXHIBIT DESCRIPTION
----------            ---------------------

  27         Financial Data Schedule (included in electronic filing only).