Form 10-Q
period 2000-07-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2000-08-03
CIK 879554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 2000

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

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The Registrant had 9,436,094 shares of Common Stock, par value $.001 per share, outstanding as of June 19, 2000.

                                TABLE OF CONTENTS

                                                                                                                    PAGE
PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         JUNE 19, 2000 AND JANUARY 3, 2000............................................................3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         QUARTERS ENDED JUNE 19, 2000 AND JUNE 14, 1999
                         AND TWO QUARTERS ENDED JUNE 19, 2000 AND JUNE 14, 1999  .....................................4

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         TWO QUARTERS ENDED JUNE 19, 2000 AND JUNE 14, 1999 ..........................................5

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............................................6

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...............................................................................9

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................13


PART II       OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS......................................................................................13

ITEM 2        CHANGES IN SECURITIES..................................................................................15

ITEM 3        DEFAULTS UPON SENIOR SECURITIES........................................................................15

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................15

ITEM 5        OTHER INFORMATION......................................................................................15

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K.......................................................................16

PART I.    FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   (UNAUDITED)
                                                                                     JUNE 19,         JANUARY 3,
                                                                                       2000              2000
                                                                                 ----------------- -----------------
CURRENT ASSETS:
Cash and cash equivalents                                                               $     706         $   4,371
Restricted cash                                                                             4,171             5,358
Investments                                                                                    44             2,193
Accounts and notes receivable, net                                                          1,601             2,784
Inventory                                                                                   1,455             1,736
Prepaid expenses and other current assets                                                   3,145             2,606
Property and equipment held for sale                                                       25,168            37,150
                                                                                 ----------------- -----------------
    Total current assets                                                                   36,290            56,198
Property and equipment, net                                                                45,283            49,432
Notes receivable, net-less current portion                                                  3,927             1,210
Lease receivable, net-less current portion                                                  1,769             1,378
Goodwill, net                                                                              30,110            30,673
Other intangibles assets, net                                                              24,898            25,515
Other assets, net                                                                           1,054             1,247
                                                                                 ----------------- -----------------
                                                                                        $ 143,331         $ 165,653
                                                                                 ================= =================
CURRENT LIABILITIES:
Senior notes, net of discount                                                           $       -         $  45,848
Current maturities of long-term debt                                                       27,274             7,958
Obligations under capital leases, current portion                                           1,458             1,523
Accounts payable                                                                           10,064             9,070
Reserves for restaurant relocations and abandoned sites                                     2,005             4,769
Accrued wages                                                                               1,892             3,334
Accrued liabilities                                                                        10,595            13,508
                                                                                 ----------------- -----------------
    Total current liabilities                                                              53,288            86,010
Long-term debt, less current maturities                                                    26,084            17,761
Obligations under capital leases, less current maturities                                   7,044             7,677
Long-term reserves for restaurant relocations and abandoned sites                           3,841             2,324
Minority interests in joint ventures                                                          512               535
Other long-term liabilities                                                                 4,793             4,683
                                                                                 ----------------- -----------------
    Total liabilities                                                                   $  95,562         $ 118,990

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued
     at June 19, 2000 and January 3, 2000                                                       -                 -
Common stock, $.001 par value, authorized 175,000,000 shares, issued
      9,436,094 at June 19, 2000 and at January 3, 2000                                         9                 9
Additional paid-in capital                                                                136,622           136,622
Accumulated deficit                                                                       (88,462)          (89,568)
                                                                                 ----------------- -----------------
                                                                                           48,169            47,063
Less treasury stock, 48,242 shares at June 19, 2000 and January 3, 2000,
      at cost                                                                                (400)             (400)
                                                                                 ----------------- -----------------
    Net stockholders' equity                                                               47,769            46,663
                                                                                 ----------------- -----------------
                                                                                        $ 143,331         $ 165,653
                                                                                 ================= =================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    QUARTER ENDED            TWO QUARTERS ENDED
                                                                                ---------------------     -----------------------
                                                                                JUNE 19,     JUNE 14,     JUNE 19,       JUNE 14,
                                                                                  2000         1999         2000           1999
                                                                                --------     --------     --------       --------
REVENUES:
Restaurant sales                                                                $ 43,246     $ 35,157      $92,757       $ 64,197
Franchise revenues and fees                                                        3,705        1,048        6,205          1,964
Owner fee & other income                                                             155          163          330            326
                                                                                --------     --------     --------       --------
   Total Revenues                                                               $ 47,106     $ 36,368      $99,292       $ 66,487
                                                                                --------     --------     --------       --------
COSTS AND EXPENSES:
Restaurant food and paper costs                                                   13,594       11,025       29,099         19,594
Restaurant labor costs                                                            14,179       10,481       30,589         19,901
Restaurant occupancy expenses                                                      2,880        1,814        6,717          3,583
Restaurant depreciation and amortization                                           1,061        1,603        2,028          3,227
Other restaurant operating expenses                                                4,197        3,046        9,042          5,870
General and administrative expenses                                                4,177        2,976        8,702          6,056
Advertising                                                                        2,929        2,296        6,666          4,097
Owner depreciation                                                                   247          352          493            705
Other depreciation and amortization                                                  962          570        1,923          1,141
Gain on market sales                                                                 (43)           -          (43)             -
                                                                                --------     --------     --------       --------
  Total costs & expenses                                                          44,183       34,163       95,216         64,174
                                                                                --------     --------     --------       --------
  Operating income                                                                 2,923        2,205        4,076          2,313

OTHER INCOME (EXPENSE):
Interest Income                                                                      138          112          392            300
Loss on investment in affiliate                                                        -         (450)           -           (884)
Interest expense                                                                  (1,642)      (1,672)      (3,548)        (3,357)
                                                                                --------     --------     --------       --------
Income (loss) before minority interests, income tax expense and
    extraordinary item                                                             1,419          195          920         (1,628)
Minority interests in operations of joint ventures                                    (3)           -            -              -
                                                                                --------     --------     --------       --------
Income (loss) before income tax expense and extraordinary item                     1,416          195          920         (1,628)
Income tax expense                                                                    37           37           74             74
                                                                                --------     --------     --------       --------
Net income (loss) from continuing operations before extraordinary item             1,379          158          846         (1,702)
Extraordinary item-gain on early extinguishment of debt, net of
    income taxes                                                                     152          197          261            454
                                                                                --------     --------     --------       --------
Net income (loss)                                                               $  1,531     $    355      $ 1,107       $ (1,248)
                                                                                ========     ========     ========       ========
Comprehensive income (loss)                                                     $  1,531     $    355      $ 1,107       $ (1,248)
                                                                                ========     ========     ========       ========
Net income (loss) per share (basic and diluted):
    Net income (loss) before extraordinary item                                 $   0.14     $   0.03      $  0.09       $  (0.35)
    Extraordinary item                                                              0.02         0.04         0.03           0.09
                                                                                --------     --------     --------       --------
    Net income (loss)                                                           $   0.16     $   0.07      $  0.12       $  (0.26)
                                                                                ========     ========     ========       ========
Weighted average number of common shares outstanding
    Basic                                                                          9,388        4,865        9,388          4,865
    Diluted                                                                        9,582        5,343        9,485          4,865

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                               TWO QUARTERS ENDED
                                                                                             -----------------------
                                                                                             JUNE 19,       JUNE 14,
                                                                                               2000           1999
                                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $ 1,107       $ (1,248)
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                             4,444          5,073
      Gain on bond repurchases                                                                   (261)          (454)
      Amortization of bond costs and discounts                                                    144            204
      Provisions for bad debt                                                                     360            210
      Loss, net of amortization on investment in affiliates                                         -            884
      Provision for income tax                                                                      -             74
      Gain on market sales                                                                        (43)             -
  Change in assets and liabilities:
    Decrease in accounts receivables                                                              805            489
    (Increase) decrease in notes receivable                                                    (3,088)            85
    Decrease in inventory                                                                         281             95
    Increase in prepaid expenses and other current assets                                        (539)          (783)
    Decrease in deposits and other assets                                                          63            476
    Increase in accounts payable                                                                1,037          2,614
    Increase (decrease) in accrued liabilities                                                 (5,396)         2,894
                                                                                             --------       --------
        Net cash provided by (used in) operating activities                                    (1,086)        10,613
                                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (939)        (1,234)
  Cash paid on business purchase                                                                    -           (141)
  (Increase) decrease in investments                                                            2,149            (36)
  Proceeds from sale of property & equipment held for sale                                     13,709              -
                                                                                             --------       --------
        Net cash provided by (used in) investing activities                                    14,919         (1,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt                                                 34,885              -
  Principal payments on long-term debt and capital lease obligations                           (7,945)          (919)
  Decrease in restricted cash                                                                   1,187            388
  Repayments of senior notes                                                                  (45,601)        (3,158)
  Distributions to minority interests                                                             (24)             -
                                                                                             --------       --------
        Net cash used in financing activities                                                 (17,498)        (3,689)
                                                                                             --------       --------
        Net increase (decrease) in cash                                                        (3,665)         5,513
CASH AT BEGINNING OF PERIOD                                                                     4,371          4,601
                                                                                             --------       --------
CASH AT END OF PERIOD                                                                         $   706       $ 10,114
                                                                                             ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Interest paid                                                                             $ 4,055       $    817
                                                                                             ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers" or the "Company") merged with Rally's Hamburgers, Inc. ("Rally's") (see Note 3:
Merger). The 1999 financial information presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows herein represents the financial results of Rally's only. The Condensed Consolidated Balance Sheets represents the combined results of the merged entity. The operating results for the two quarters ended June 19, 2000, are not necessarily an indication of the results that may be expected for the fiscal year ending January 1, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended January 3, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 3, 2000 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers is the operation and franchising of Checkers and Rally's restaurants. At June 19, 2000, there were 455 Rally's restaurants operating in 18 different states and there were 433 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 287 were Company operated (including 3 joint venture restaurants) and 601 were operated by franchisees, including 22 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. On June 29, 2000, the Company sold 51 restaurants to a franchisee (see Note 8: Subsequent Event), and as of that date, the Company had 236 company-operated restaurants and 652 franchised restaurants. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods. The Company's 1999 fiscal year included a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

(c) INVENTORY - Inventory which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(d) INTEREST EXPENSE - Interest expense includes loan costs and bond discounts amortization.

(e) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(f) RECLASSIFICATIONS - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2:   GOING CONCERN AND LIQUIDITY

          The consolidated financial statements for the fiscal year ending January 3, 2000, were prepared on a going concern basis of accounting. The Company had previously suffered recurring losses from operations and had a substantial amount of debt maturing during the first half of 2000. At January 3, 2000, the Company had $6.2 million outstanding under its Restated Credit Agreement maturing on April 30, 2000, $45.8 million of its 9 7/8% Senior Notes maturing June 15, 2000, and had a working capital deficit of $29.8 million. As of June 19, 2000, the Company has fully paid the Restated Credit Agreement, has fully retired the balance owed in its Senior Notes by completing a debt restructuring strategy and has reduced its working capital deficit to $17.0 million (see Note 5: Long-Term debt and Obligations under Capital Leases).

NOTE 3:   MERGER

          On August 9, 1999, Checkers completed its acquisition of Rally's (the "Merger"). The Merger transaction was accounted for under the purchase method of accounting and was treated as a reverse step acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company and Rally's previously owned 26.06% of Checkers. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market values. The operating results of Checkers' have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $27 million, including $11.5 million relating to Rally's original investment in Checkers, and is being amortized over 20 years using the straight-line method. During the first half of fiscal 2000, there was not a material change to the estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, reported in the Company's annual report on form 10K/A for the fiscal year ended January 3, 2000. However, the estimated fair value of assets may be subject to further refinement.

NOTE 4:   STOCK BASED COMPENSATION PLANS

          In August 1991, the Company adopted the 1991 stock option plan
("1991 Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667. In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The Directors Plan was amended on August 6,1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 200,000 to 5,000,000.

          Pursuant to the terms and conditions of the Directors Plan, the Company issued options to purchase 16,670 shares of common stock at an exercise price of $2.03 on January 4, 2000. Additionally, on April 10, 2000, subject to stockholder approval, the Company issued options to purchase 550,000 shares of common stock at an exercise price of $1.93. Once approved by Stockholders, these options are immediately vested and exercisable with expiration dates of ten years from the date granted.

          Pursuant to the terms and conditions of the 1991 Stock Option Plan, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $1.93 on April 10, 2000. These options are immediately vested and exercisable with an expiration date of ten years from the date granted. Additionally, on June 1, 2000, the Company issued options to purchase 508,000 shares of common stock at an exercise price of $2.125. One third of these shares vest and become exercisable annually over the next three years. These grants are also subject to Stockholder approval.

NOTE 5:   LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

                                                                                                          ($ 000)
                                                                                                     JUNE 19,     JANUARY 3,
                                                                                                       2000         2000
                                                                                                     --------     ----------
Long-term debt and obligations under Capital Leases consists of the following:

Note payable under Restated Credit Agreement, interest at 13% due each twenty-eight day  period, originally maturing July 31, 1999, subsequently extended to April 30, 2000. Secured by substantially all Checkers assets.
   (As of May 3, 2000, this has been repaid).                                                      $      -       $  6,202

Mortgages payable to FFCA Acquisition Corporation, secured by twenty-four
   Company-owned Checkers restaurants, payable in 240 aggregate monthly
   installments of $93 including interest at 9.5%.                                                     9,745          9,824

Mortgages payable to FFCA Acquisition Corporation secured by eight
   Company-owned Rally's restaurants, payable in 240 monthly
   installments of $40, including interest at 9.5%.  The Company utilized
   the net proceeds of the loan to retire a portion of its Senior Notes.                               4,191          4,224

Note payable to Textron Financial Corporation, bearing interest at a fluctuating rate equal to 3.7% per annum in excess of LIBOR, payable
   monthly, and maturing July 1,  2010. Secured by all real estate owned                              12,000              -
   by the  Company and leasehold mortgages on the Company's leased restaurants.

Revolving credit note payable to Textron Financial Corporation, bearing interest at a fixed rate of 25% per annum, payable monthly, and maturing on
   June 15, 2001. Secured by all real estate owned by the Company and leasehold mortgages on the Company's leased restaurants. After the note has been fully paid and remains as such for a period of thirty (30) days, interest on any subsequent borrowings will be subject to a fluctuating rate equal to 4.5% per
   annum in excess of LIBOR, payable  monthly.                                                         8,000              -

Bridge note payable to Textron Financial Corporation, bearing interest at a fluctuating rate equal to 6.5% annum in excess of LIBOR, payable monthly and maturing on December 15, 2000. This date may be extended to June 15, 2001, provided that there have been no defaults and the Company pays 1% of the outstanding balance as an extension fee. Secured by all real estate owned by
   the Company and leasehold mortgages on the Company's leased restaurants.                           14,885              -

Obligations under capital leases, maturing at various dates through January
    1, 2018, secured by property and equipment, bearing interest ranging from
    10% to 17%, payable in monthly principal and interest installments
    averaging $122.                                                                                    8,502          9,193

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related acquired assets, with maturities through May 1,
    2004, bearing interest at rates ranging from 7.5% to 9%, payable in monthly
    principal and interest installments ranging from $5 to $50.                                        3,878          4,247

Various other notes payable to banks, maturing at various dates through November 10,
    2001, secured by property and equipment, bearing interest ranging from 1/2%
    above prime to 15.8%, payable in monthly principal and interest installments
    ranging from $2 to $13.                                                                              659          1,229
                                                                                                     --------     ----------
Total long-term debt and obligations under capital leases                                           $ 61,860       $ 34,919

Less current installments                                                                            (28,732)        (9,481)
                                                                                                     --------     ----------
Long-term debt, less current maturities                                                             $ 33,128       $ 25,438
                                                                                                     =======      ==========



          On June 15, 2000, the Company borrowed $34.9 million from Textron Financial Corporation. The loan is comprised of three separate credit facilities which will be secured by real estate and leasehold mortgages and is subject to varying rates of interest and other terms as shown in the above table. Each facility also imposes certain restrictive covenants upon the Company, including but not limited to, maintaining a fixed charge coverage ratio of 1.25:1. The Company has until August 15, 2000 to complete its obligation to provide the required collateral, which is in large part, contingent upon the Company's obtaining consents from landlords and its leased properties, or it will be required to pay a $200,000 penalty. Should the Company's failure to provide the required collateral continue for an additional 30 days beyond August 15, 2000, the Company will be required to pay additional penalties of $100,000 for each successive 30-day period beyond August 15, 2000 that the failure to provide collateral continues. The Company incurred cost and fees of $1.8 million in connection with securing the loan, which will be amortized over the term of the loan. The Company has used a portion of the proceeds to retire its Senior Notes (see Note 6: Senior Notes). As of July 26, 2000, the company had repaid $11.3 million of the loan reducing the outstanding balance to $23.6 million. These payments were funded through proceeds received from the market sale which occurred on June 29, 2000, and from cash flow from operating activities (see Note 8: Subsequent Event).

NOTE 6:   SENIOR NOTES

          On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior Notes due June 2000 (the "Senior Notes"). As of January 3, 2000 the amount outstanding net of discount was $45.8 million. As of June 15, 2000, the entire balance has been retired. The Senior Notes were carried net of the related discount, which were amortized over the life of the Senior Notes. Interest was payable June 15 and December 15 of each year until maturity. The Senior Notes included certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined.

NOTE 7:   ACCOUNTING CHARGES AND LOSS PROVISIONS

          At the end of fiscal 1999, the Company had a reserve of $7.1 million relating to restaurant relocations and abandoned sites. This reserve represents management's estimate of future lease obligations and is reviewed and adjusted periodically as more information becomes available regarding the ability to sublease or assign the lease and other negotiations with the landlord. During the first half of 2000, the Company made lease and other payments of approximately $1 million.

          During the last quarter of 1999, the Company placed certain markets for sale in accordance with its plan to meet its short-term debt requirements. At the end of 1999, 5 major Rally's markets were written down to their estimated fair market values, based on purchase prices expected to be received during the first half of fiscal year 2000. The Company recorded a valuation allowance of $13 million relating to property and equipment and intangibles assets associated with these market sales. During the second quarter of 2000, the Company sold 3 existing Checkers' markets and 2 existing Rally's markets which resulted in no change to the valuation allowance. Additionally, it is not expected that the upcoming sales will materially change this estimate.

NOTE 8:   SUBSEQUENT EVENT

          On June 29, 2000, the Company sold 51 Rally's restaurants in the St. Louis, Missouri, Little Rock, Arkansas and Virginia Beach, Virginia market areas to Altes, LLC for $16.4 million, less selling costs. The Company used $10.8 million of the proceeds to pay down the new credit facility. Altes, LLC will operate the newly acquired Rally's restaurants as a franchisee and pay ongoing royalties based on sales at the restaurants. Also, Altes, LLC has entered into a development agreement in conjunction with the purchase pursuant to which it has committed to adding 24 new Rally's locations over the next five years.

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

                              RESULTS OF OPERATIONS

          The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income and operating data for the periods indicated:

                                                                                 QUARTER ENDED            TWO QUARTERS ENDED
                                                                                  (UNAUDITED)                (UNAUDITED)
                                                                            -----------------------     ----------------------
                                                                            JUNE 19,       JUNE 14,     JUNE 19,      JUNE 14,
                                                                              2000          1999(4)       2000         1999(4)
                                                                            --------       --------     --------      --------
REVENUES:
Restaurant sales                                                              91.8%         96.7%         93.4%        96.6%
Franchise revenues and fees                                                    7.9%          2.9%          6.2%         3.0%
Owner fee and other income                                                     0.3%          0.4%          0.3%         0.5%
                                                                            --------       --------     --------      --------
   Total Revenues                                                            100.0%        100.0%        100.0%       100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                           31.4%         31.4%         31.4%        30.5%
Restaurant labor costs (1)                                                    32.8%         29.8%         33.0%        31.0%
Restaurant occupancy expenses (1)                                              6.7%          5.2%          7.2%         5.6%
Restaurant depreciation and amortization (1)                                   2.5%          4.6%          2.2%         5.0%
Other restaurant operating expenses (1)                                        9.7%          8.7%          9.7%         9.1%
General and administrative expenses                                            8.9%          8.2%          8.8%         9.1%
Advertising (1)                                                                6.8%          6.5%          7.2%         6.4%
Owner depreciation (2)                                                       163.3%        216.0%        161.8%       216.3%
Other depreciation and amortization                                            2.0%          1.6%          1.9%         1.7%
Gain on market sales                                                           0.1%          0.0%         (0.0%)        0.0%
                                                                            --------       --------     --------      --------
  Total costs & expenses                                                      93.8%         93.9%         95.9%        96.5%
                                                                            --------       --------     --------      --------
  Operating income                                                             6.2%          6.1%          4.1%         3.5%

OTHER INCOME (EXPENSE):
Interest Income                                                                0.3%          0.3%          0.4%         0.5%
Loss on investment in affiliate                                                0.0%         (1.2%)         0.0%        (1.3%)
Interest expense                                                              (3.5%)        (4.6%)        (3.6%)       (5.0%)
                                                                            --------       --------     --------      --------
Income (loss) before minority interests, income tax expense, and
   extraordinary item                                                          3.0%          0.5%          0.9%        (2.4%)
Minority interests in operations of joint ventures                            (0.0%)         0.0%         (0.0%)        0.0%
                                                                            --------       --------     --------      --------
Income (loss) before income tax expense and extraordinary item                 3.0%          0.5%          0.9%        (2.4%)
Income tax expense                                                             0.1%          0.1%          0.1%         0.1%
                                                                            --------       --------     --------      --------
Net income (loss) from continuing operations before extraordinary item         2.9%          0.4%          0.8%        (2.5%)
Gain on early extinguishment of debt, net of income taxes                      0.3%          0.5%          0.3%         0.7%
                                                                            --------       --------     --------      --------
Net income (loss)                                                              3.2%          1.0%          1.1%        (1.9%)
                                                                            ========       ========     ========      ========
Number of Company-operated restaurants (3):
       Restaurants open at the beginning of period                              367           225           367          226
       Opened, closed or transferred, net during the period                     (80)            3           (80)           2
                                                                            --------       --------     --------      --------
       Total company-owned restaurants, end of period                           287           228           287          228
                                                                            ========       ========     ========      ========
Number of franchised restaurants (3):
       Restaurants open at the beginning of period                              537           244           540          249
       Opened, closed or transferred, net during the period                      64            (4)           61           (9)
                                                                            --------       --------     --------      --------
       Total franchised restaurant, end of period                               601           240           601          240
                                                                            --------       --------     --------      --------
       Total all restaurants opened at end of period (3):                       888           468           888          468
                                                                            ========       ========     ========      ========

(1) As a percentage of restaurant sales
(2) As a percentage of owner fee income
(3) 1999 reflects Rally's only.
(4) Includes the results of operations for Rally's only.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 19, 2000 AND QUARTER ENDED JUNE 14, 1999

          REVENUES. Total revenues increased 30% to $47.1 million for the quarter ended June 19, 2000, compared to $36.4 million for the quarter ended June 14, 1999. Company operated restaurant sales increased 23% to $43.2 million for the quarter ended June 19, 2000, from $35.2 million for the quarter ended June 14, 1999. The Merger with Checkers resulted in a $18.6 million increase in sales. Sales for Rally's decreased $2.2 million from the prior year as a result of a decline in sales at comparable Rally's restaurants for the quarter of 8.1% compared to a 5.8% increase for the quarter ended June 14, 1999. Sales at comparable Checkers restaurants were flat for the quarter ended June 19, 2000, compared to a 2.2% decrease the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods.

          Franchise revenues and fees increased 254% to $3.7 million for the quarter ended June 19, 2000, from $1.0 million for the quarter ended June 14, 1999. This was primarily a result of the Merger and markets which were sold during the last six months to new or existing franchisees. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

          COSTS AND EXPENSES. Restaurant food and paper costs totalled $13.6 million for the quarter ended June 19, 2000, compared to $11.0 million for the quarter ended June 14, 1999. Restaurant food and paper costs as a percent of restaurant sales remained unchanged for the quarter at 31.4%.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $14.2 million or 32.8% of restaurant sales for the quarter ended June 19, 2000, compared to $10.5 million or 29.8% of restaurant sales for the quarter ended June 14, 1999. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales productivity levels.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.9 million or 6.7% of restaurant sales for the quarter ended June 19, 2000 compared to $1.8 million or 5.2% of restaurant sales for the quarter ended June 14, 1999. This increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the Merger, as Checkers' occupancy costs are generally higher than Rally's.

          Restaurant depreciation and amortization decreased by $542,000 or 33.8% for the quarter ended June 19, 2000, as compared to the quarter ended June 14, 1999, primarily due to assets sold or to be sold as a result of the market sales of Company-operated restaurants.

          Advertising expense increased to $2.9 million or 6.8% of restaurant sales for the quarter ended June 19, 2000, from $2.3 million or 6.5% of restaurant sales for the quarter ended June 14, 1999. This was a result of the change in the timing of media spending this year compared to the prior year plus the combined spending for both Checkers and Rally's in the current year.

          Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses totaled $4.2 million or 9.7% of restaurant sales for the quarter ended June 19, 2000, compared to $3.0 million or 8.7% of restaurant sales for the quarter ended June 14, 1999. The increase in these expenses as a percentage of total revenues is primarily a result of declining sales at comparable stores.

          General and administrative expenses were $4.2 million or 8.9% of total revenues, for the quarter ended June 19, 2000, compared to $3.0 million or 8.2% of total revenues for the quarter ended June 14, 1999. The increase in these expenses as a percentage of total revenue is primarily a result of declining sales at comparable stores.

          Owner expenses of $247,000 for the quarter ended June 19, 2000, represent the Company's segregated ownership cost related to the 22 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties and have decreased by $105,000 from the quarter ended June 14, 1999, due to a reduction in the number of units as well as an impairment adjustment to the value of the assets taken in the Company's prior fiscal year.

          Other depreciation and amortization increased by $392,000 to $962,000 or 2.0% of total revenues from $570,000 or 1.6% of total revenues primarily as a result of the Merger.

          INTEREST EXPENSE. Interest expense including loan cost amortization decreased to $1.6 million or 3.5% of total revenues for the quarter ended June 19, 2000 from $1.7 million or 4.6% of total revenues for the quarter ended June 14, 1999. This decrease primarily was due to lower average debt balances for the Quarter ended June 19, 2000.

          INCOME TAX EXPENSE. The Company's income tax expense of $37,000 for both periods represents estimated state income taxes. There is no federal income tax expense for the current quarter as a result of the Company's utilization of net operating loss carryforwards.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 19, 2000 AND TWO QUARTERS ENDED JUNE 14, 1999

          REVENUES. Total revenues increased 49% to $99.3 million for the two quarters ended June 19, 2000, compared to $66.5 million for the two quarters ended June 14, 1999. Company operated restaurant sales increased 44% to $92.8 million for the two quarters ended June 19, 2000, from $64.2 million for the two quarters ended June 14, 1999. The Merger with Checkers resulted in a $45.5 million increase in sales. Sales for Rally's decreased $2.3 million from the prior year as a result of a decline in sales at comparable Rally's restaurants for the two quarters of 4.7%, while sales were flat for the prior year. Sales at comparable Checkers restaurants increased 0.6% for the two quarters ended June 19, 2000, compared to a 9.8% decrease the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods.

          Franchise revenues and fees increased 215.9% to $6.2 million for the two quarters ended June 19, 2000, from $2.0 million for the two quarters ended June 14, 1999. This was primarily a result of the Merger and markets which were sold during the last six months to new or existing franchisees. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

          COSTS AND EXPENSES. Restaurant food and paper costs totaled $29.1 million or 31.4% of restaurant sales for the two quarters ended June 19, 2000, compared to $19.6 million or 30.5% for the two quarters ended June 14, 1999. This increase is due to different promotions running in the first quarter compared to the prior year, which had higher food costs.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $30.6 million or 33.0% of restaurant sales for the two quarters ended June 19, 2000, compared to $19.9 million or 31.0% of restaurant sales for the two quarters ended June 14, 1999. The increase in restaurant labor costs as a percentage of restaurant sales was due to the impact of operating at lower sales productivity levels.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $6.7 million or 7.2% of restaurant sales for the two quarters ended June 19, 2000 compared to $3.6 million or 5.6% of restaurant sales for the two quarters ended June 14, 1999. This increase in restaurant occupancy costs as a percentage of restaurant sales was due primarily to the Merger, as Checkers' occupancy costs are generally higher than Rally's.

          Restaurant depreciation and amortization decreased by $1.2 million or 37% for the two quarters ended June 19, 2000, as compared to the two quarters ended June 14, 1999, primarily due to assets sold or to be sold as a result of the market sales of Company-operated restaurants.

          Advertising expense increased to $6.7 million or 7.2% of restaurant sales for the two quarters ended June 19, 2000, from $4.1 million or 6.4% of restaurant sales for the two quarters ended June 14, 1999. This was a result of the change in the timing of media spending this year compared to the prior year plus the combined spending for both Checkers and Rally's in the current year.

          Other restaurant expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs which includes utilities, maintenance and other costs. These expenses totaled $9.0 million or 9.7% of restaurant sales for the two quarters ended June 19, 2000, compared to $5.9 million or 9.1% of restaurant sales for the two quarters ended June 14, 1999. The increase in these expenses as a percentage of total revenues is primarily a result of declining sales at comparable stores.

          General and administrative expenses were $8.7 million or 8.8% of total revenues, for the two quarters ended June 19, 2000, compared to $6.1 million or 9.1% of total revenues for the two quarters ended June 14, 1999. The decrease in these expenses as a percentage of total revenue is primarily a result of overhead reductions related to the Merger and expense reductions implemented by the new management team.

          Owner expenses of $493,000 for the two quarters ended June 19, 2000, represent the Company's segregated ownership cost related to the 22 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties and have decreased by $212,000 from the two quarters ended June 14, 1999, due to a reduction in the number of units as well as an impairment adjustment to the value of the assets taken in the Company's last fiscal year.

          Other depreciation and amortization increased by $782,000 to $1.9 million or 1.9% of total revenues from $1.1 million or 1.7% of total revenues primarily as a result of the Merger.

          INTEREST EXPENSE. Interest expense including loan cost amortization increased to $3.5 million or 3.6% of total revenues for the two quarters ended June 19, 2000 from $3.4 million or 5.0% of total revenues for the two quarters ended June 14, 1999. This increase primarily was due to debt assumed with the Merger.

          INCOME TAX EXPENSE. The Company's income tax expense of $74,000 for both periods represents estimated state income taxes. There is no federal income tax expense for the two quarters as a result of the Company's utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          On June 15, 2000 the company used $34.9 million of borrowings from a new credit facility with Textron Financial Corporation (see Note 5:
Long-Term Debt and Obligations under Capital Leases) and cash on hand to retire the $39.5 million principal and accrued interest balance related to its 9 7/8 % Senior Notes due June 15, 2000.

          At June 19, 2000, the Company had a working capital deficit of $17.0 million. This deficit is primarily due to the short-term maturity of two of the new notes included in the Textron credit facility. These notes had a balance of $8.0 million and $14.9 million at June 19, 2000 and are due on June 15, 2001 and December 15, 2000, respectively. As of July 26, 2000, the Company has used $11.3 million of proceeds from the sale of Company operated restaurants to a franchisee to reduce the amounts owing on these notes to $7.5 million and $4.1 million, respectively. The note maturing December 15, 2000 can be extended to June 15, 2001 provided there have been no defaults and the Company pays a one percent extension fee. The Company plans to use proceeds from additional market sales and cash generated from operations to re-pay these notes.

          Throughout fiscal 2000, the Company has aggressively pursued a debt reduction strategy that involves the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of June 29, 2000, the Company has completed six separate transactions involving the sale of 202 restaurants to new and existing franchisees and a sale leaseback transaction which, combined, have generated cash proceeds to the Company of approximately $52.3 million less selling costs and other expenses. The most recent of these transactions, the sale of 51 Rally's restaurants was completed on July 26, 2000. The Company is continuing to pursue the sale of approximately 70 additional Company operated restaurants to new and existing franchisees. These remaining transactions, combined with cash flows from operating activities, are expected to generate sufficient net proceeds for the Company to retire its short-term debt; however, there can be no assurance that the Company will be able to generate the funds necessary to retire this debt on a timely bases.

          Cash and cash equivalents decreased approximately $3.7 million to $0.7 million from the fiscal year ended January 3, 2000. Cash flow used in operating activities was $1.1 million, compared to cash flows provided of $10.6 million during the same period last year. The decrease of $11.7 million is largely attributable to decreases in the balances of accrued liabilities due to the timing of payments in the current year as compared to an increase during the same period in the prior year.

          Cash flow from investing activities increased to $14.9 million due primarily to proceeds from market sales and decreases in investments of $15.8 million offset by $0.9 million used for capital expenditures. The capital expenditures are primarily related to the purchase and installation of replacement equipment.

          Cash used for financing activities was $17.5 million. The Company used $45.6 million to retire the 9 7/8% Senior Notes, $6.2 million to retire the Restated Credit Agreement, and $7.9 million to repay other debt. The Company received $34.9 million from its refinancing effort. The Company also received $1.2 million by reducing its restricted cash requirements.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery was completed in July 2000. Motions for Summary Judgment will be filed by the parties by August 18, 2000. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter.

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

          CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court Counterclaim and Third Party Complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK, Case No. 95-3869. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc. (hereinafter "Tampa Checkmate"), a Company controlled by Mr. Gagne, the Company sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The Counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

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

          As a result of certain pre-trial orders entered by the court, the Company believes that the responses to the jury interrogatories are "advisory" and are not binding on the court. The court has determined, however, that the responses to the jury interrogatories are binding upon it and on April 17, 2000, entered a judgment accordingly. The Company believes that entry of the judgment is erroneous and has posted a supersedeas bond and an appeal of judgment which remains pending at this time.

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

          CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. ET. AL. On May 9, 1998, a Counterclaim was filed against the Company and a former officer and director of the Company, Herbert T. Brown, in the United States District Court for the Middle District of Florida, Tampa Division, entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. INTERSTATE DOUBLE DRIVE-THRU, INC. AND JIMMIE V. GILES and numbered as Case No. 98-648-CIV-T-23B on the docket of said court. The original Complaint filed by the Company seeks a temporary and permanent injunction enjoining Interstate Double Drive-Thru, Inc. and Mr. Giles' continued use of Checkers' Marks and trade dress notwithstanding the termination of its Franchise Agreement and to collect unpaid royalty fees and advertising fund contributions. The Court granted the Company's motion for a preliminary injunction on July 16, 1998. The Counterclaim generally alleges that Interstate Double Drive-Thru, Inc. and Mr. Giles were induced into entering a franchise agreement and a personal guaranty, respectfully, with the Company based on misrepresentations and omissions made by the Company. The Counterclaim asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, violation of Florida's Franchise Act, violation of Mississippi's Franchise Act, fraudulent concealment, fraudulent inducement, negligent misrepresentation and rescission. On July 17, 2000, the parties entered into a settlement agreement to resolve the dispute pursuant to which the Interstate Double Drive-Thru, Inc. and Mr. Giles agreed to dismiss their causes of action against the Company and the other named parties in exchange for the Company's agreement to dismiss its claims against Interstate Double Drive-Thru, Inc. and Mr. Giles for a settlement payment by the Company. The Agreement specifies that the Company denies any wrongdoing but agreed to the settlement to avoid incurring additional costs and the uncertainties of litigation.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          10.19 Loan Agreement: Senior Credit Facility A between the Company and Textron Financial Corporation dated June 15, 2000.

          10.20 Loan Agreement: Subordinate credit facilities B and C between the Company and Textron Financial Corporation dated June 15, 2000.

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



                              CHECKERS DRIVE-IN RESTAURANTS, INC.
                              -----------------------------------
                                        (Registrant)


Date:    August 3, 2000       By: /s/ THEODORE ABAJIAN
                                  ---------------------------------------
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                             JUNE 19, 2000 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX




     EXHIBIT #         EXHIBIT DESCRIPTION
     ---------         -------------------
       10.19    Loan Agreement: Senior Credit Facility A between the Company and
                Textron Financial Corporation dated June 15, 2000.

       10.20 Loan Agreement: Subordinate credit facilities B and C between the Company and Textron Financial Corporation dated
                June 15, 2000.

        27      Financial Data Schedule (included in electronic filing only).