Form 10-Q
period 2000-09-11
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2000-10-26
CIK 879554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 11, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

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

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              The Registrant had 9,436,094 shares of Common Stock, par value $.001 per share, outstanding as of September 11, 2000.

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                                                                       PAGE
Item 1    Financial Statements

          Condensed Consolidated Balance Sheets
              September 11, 2000 and January 3, 2000....................................................................3

          Condensed Consolidated Statements of Operations and Comprehensive Income
              Quarters ended September 11, 2000 and September 6, 1999
              And Three Quarters ended September 11, 2000 and September 6, 1999 ........................................4

          Condensed Consolidated Statements of Cash Flows
              Three Quarters ended September 11, 2000 and September 6, 1999 ............................................5

          Notes to Condensed Consolidated Financial Statements..........................................................6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................................................10

Item 3    Quantitative and Qualitative Disclosures About Market Risk...................................................15


PART II   OTHER INFORMATION

Item 1    Legal Proceedings............................................................................................15

Item 2    Changes in Securities........................................................................................17

Item 3    Defaults Upon Senior Securities..............................................................................17

Item 4    Submission of Matters to a Vote of Security Holders .........................................................17

Item 5    Other Information............................................................................................18

Item 6    Exhibits and Reports on Form 8-K.............................................................................18

PART I.    FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                     CHECKERS DRIVE-IN RESTAURANTS, INC.
                             AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                                                                SEPTEMBER 11,        JANUARY 3,
                                                                                    2000                2000
                                                                                -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                                        $     251          $   4,371
Restricted cash                                                                      3,159              5,358
Investments                                                                              -              2,193
Accounts and notes receivable, net                                                   2,935              2,387
Inventory                                                                            1,214              1,736
Prepaid expenses and other current assets                                            1,891              2,606
Property and equipment held for sale                                                14,175             37,150
                                                                                -------------      -------------
    Total current assets                                                            23,625             55,801
Property and equipment, net                                                         44,231             49,432
Notes receivable, net-less current portion                                           3,121              1,210
Lease receivable, net-less current portion                                           1,753              1,775
Deferred financing costs, net, less current portion                                  1,637                  -
Goodwill, net                                                                       27,703             30,673
Other intangibles assets, net                                                       21,666             25,515
Other assets, net                                                                      610              1,247
                                                                                -------------      -------------
                                                                                 $ 124,346          $ 165,653
                                                                                =============      =============
CURRENT LIABILITIES:
Senior notes, net of discount                                                    $       -          $  45,848
Current maturities of long-term debt                                                13,053              7,958
Obligations under capital leases, current portion                                    1,494              1,523
Accounts payable                                                                     9,152              9,070
Reserves for restaurant relocations and abandoned sites                              1,331              2,041
Accrued wages                                                                        1,275              3,334
Accrued liabilities                                                                  8,637             13,508
                                                                                -------------      -------------
    Total current liabilities                                                       34,942             83,282
Long-term debt, less current maturities                                             25,797             17,761
Obligations under capital leases, less current maturities                            6,576              7,677
Long-term reserves for restaurant relocations and abandoned sites                    3,841              5,052
Minority interests in joint ventures                                                   520                535
Other long-term liabilities                                                          4,092              4,683
                                                                                -------------      -------------
    Total liabilities                                                            $  75,768          $ 118,990
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued
     at September 11, 2000 and January 3, 2000                                           -                  -
Common stock, $.001 par value, authorized 175,000,000 shares, issued
      9,436,094 at September 11, 2000 and at January 3, 2000                             9                  9
Additional paid-in capital                                                         136,622            136,622
Accumulated deficit                                                                (87,653)           (89,568)
                                                                                -------------      -------------
                                                                                    48,978             47,063
Less treasury stock, 48,242 shares at September 11, 2000 and
     January 3, 2000, at cost                                                         (400)              (400)
                                                                                -------------      -------------
    Net stockholders' equity                                                        48,578             46,663
                                                                                -------------      -------------
                                                                                 $ 124,346           $165,653
                                                                                =============      =============

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

                                                                                 QUARTER ENDED          THREE QUARTERS ENDED
                                                                            ----------------------------------------------------
                                                                             SEPT. 11,    SEPT. 6,     SEPT. 11,     SEPT. 6,
                                                                               2000         1999         2000          1999
                                                                            ----------------------------------------------------
REVENUES:
Restaurant sales                                                               $ 31,910     $ 43,782     $ 124,667    $ 107,980
Franchise revenues and fees                                                       5,754        1,660        11,960        3,623
Owner fee & other income                                                            156          162           486          488
                                                                            ----------------------------------------------------
   Total Revenues                                                              $ 37,820     $ 45,604     $ 137,113    $ 112,091
                                                                            ----------------------------------------------------
COSTS AND EXPENSES:
Restaurant food and paper costs                                                   9,626       13,664        38,724       33,257
Restaurant labor costs                                                           10,908       14,597        41,498       34,498
Restaurant occupancy expenses                                                     2,267        2,711         8,984        6,294
Restaurant depreciation and amortization                                          1,223        2,204         3,745        5,431
Other restaurant operating expenses                                               3,720        4,133        12,762       10,004
General and administrative expenses                                               3,591        4,047        12,293       10,104
Advertising                                                                       1,706        2,279         8,372        6,376
Owner depreciation                                                                  247          352           740        1,057
Other depreciation and amortization                                                 749          814         2,178        1,955
Loss on market sales and impairment of long-lived assets                          2,048            -         2,005            -
                                                                            ----------------------------------------------------
  Total costs & expenses                                                         36,085       44,801       131,301      108,976
                                                                            ----------------------------------------------------
  Operating income                                                                1,735          803         5,812        3,115
OTHER INCOME (EXPENSE):
Interest income                                                                      81          197           473          497
Loss on investment in affiliate                                                       -         (495)            -       (1,379)
Interest expense                                                                 (1,586)      (1,910)       (5,135)      (5,267)
                                                                            ----------------------------------------------------
Income (loss) before minority interests, income tax expense and
    extraordinary item                                                              230       (1,405)        1,150       (3,034)
Minority interests in operations of joint ventures                                   (7)           4            (8)           4
                                                                            ----------------------------------------------------
Income (loss) before income tax expense and extraordinary item                      223       (1,401)        1,142       (3,030)
Income tax expense (benefit)                                                       (586)          37          (512)         111
                                                                            ----------------------------------------------------
Net income (loss) from continuing operations before extraordinary item              809       (1,438)        1,654       (3,141)
Extraordinary item-gain on early extinguishment of debt, net of
    income taxes                                                                      -           74           261          528
                                                                            ----------------------------------------------------
Net income (loss)                                                                 $ 809     $ (1,364)      $ 1,915     $ (2,613)
                                                                            ====================================================
Comprehensive income (loss)                                                       $ 809     $ (1,364)      $ 1,915     $ (2,613)
                                                                            ====================================================
Net income (loss) per share (basic):
    Net income (loss) before extraordinary item                                  $ 0.09      $ (0.20)       $ 0.17      $ (0.48)
    Extraordinary item                                                                -         0.01          0.03         0.08
                                                                            ----------------------------------------------------
    Net income (loss)                                                            $ 0.09      $ (0.19)       $ 0.20      $ (0.40)
                                                                            ====================================================
Net income (loss) per share (diluted):
    Net income (loss) before extraordinary item                                  $ 0.08      $ (0.20)       $ 0.17      $ (0.48)
    Extraordinary item                                                                -         0.01          0.03         0.08
                                                                            ----------------------------------------------------
    Net income (loss)                                                            $ 0.08      $ (0.19)       $ 0.20      $ (0.40)
                                                                            ====================================================
Weighted average number of common shares outstanding
    Basic                                                                         9,388        7,208         9,388        6,481
    Diluted                                                                      10,419        7,208         9,796        6,481

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                            THREE QUARTERS ENDED
                                                                                         ----------------------------
                                                                                          SEPT. 11,      SEPT. 6,
                                                                                             2000          1999
                                                                                         ------------- --------------
Cash flows from operating activities:
  Net income (loss)                                                                           $ 1,915        $(2,613)
  Adjustments to reconcile net earnings to net cash
    provided by operating activies:
      Depreciation and amortization                                                             6,663          8,443
      Impairment of long-lived assets                                                             118              -
      Gain on bond repurchases                                                                   (261)          (528)
      Amortization of bond costs, deferred loan costs and discounts                               295            314
      Provisions for bad debt                                                                     540            275
      Loss, net of amortization, on investment in affiliates                                        -          1,379
      Minority interests in joint ventures                                                          8             (4)
      Loss on market sales                                                                      1,887             (1)
  Change in assets and liabilities:
    Increase in accounts receivables                                                           (1,181)          (181)
    (Increase) decrease in notes receivable                                                    (2,234)           164
    (Increase) decrease in inventory                                                              522            (16)
    (Increase) decrease in prepaid expenses and other current assets                            1,412         (2,348)
    Decrease in deposits and other assets                                                         583            892
    Increase in accounts payable                                                                  125          4,228
    Increase (decrease) in accrued liabilities                                                 (8,551)         2,191
                                                                                         ------------- --------------
        Net cash provided by operating activities                                               1,841         12,195
                                                                                         ------------- --------------
Cash flows from investing activities:
  Capital expenditures                                                                         (1,455)        (1,867)
  Acquisitions of restaurants                                                                       -           (142)
  Cash paid on business purchase                                                                    -          1,461
  (Increase) decrease in investments                                                            2,193            (13)
  Proceeds from sale of property & equipment held for sale                                     27,059            142
                                                                                         ------------- --------------
        Net cash provided by (used in) investing activities                                    27,797           (419)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                     34,885              -
  Deferred loan costs incurred                                                                 (2,334)             -
  Principal payments on long-term debt and capital lease obligations                          (22,884)        (1,492)
  Decrease in restricted cash                                                                   2,199            388
  Repayments of senior notes                                                                  (45,601)        (3,600)
  Distributions to minority interests                                                             (23)           (15)
                                                                                         ------------- --------------
         Net cash used in financing activities                                                (33,758)        (4,719)
                                                                                         ------------- --------------
         Net increase (decrease) in cash                                                       (4,120)         7,057
Cash at beginning of period                                                                     4,371          4,601
                                                                                         ------------- --------------
Cash at end of period                                                                           $ 251        $11,658
                                                                                         ============= ==============
Supplemental disclosures of cash flow information---
    Interest paid                                                                             $ 5,593          $ 817
                                                                                         ============= ==============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers" or the "Company") merged with Rally's Hamburgers, Inc. ("Rally's") (see Note 3: Merger). The 1999 financial information presented in the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows herein represents the financial results of Rally's for the periods stated and include the financial results for Checkers for only the post-merger four week period ended September 6, 1999. The Condensed Consolidated Balance Sheets represents the combined results of the merged entity. The operating results for the three quarters ended September 11, 2000, are not necessarily an indication of the results that may be expected for the fiscal year ending January 1, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended January 3, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's January 3, 2000 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - The principal business of Checkers is the operation and franchising of Checkers and Rally's restaurants. At September 11, 2000, there were 441 Rally's restaurants operating in 18 different states and there were 432 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of these restaurants, 224 were Company operated (including 3 joint venture restaurants) and 649 were operated by franchisees, including 21 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. On September 29, 2000, the Company sold 28 restaurants to a franchisee (see Note 10:
Subsequent Event), and as of that date, the Company had 196 Company-owned restaurants and 677 franchised restaurants. The accounts of the joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year, which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. The Company's 1999 fiscal year included a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

(c) INVENTORY - Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(d) INTEREST EXPENSE - Interest expense includes deferred loan costs and bond discounts amortization.

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

NOTE 2:  GOING CONCERN & LIQUIDITY

         The consolidated financial statements for the fiscal year ending January 3, 2000 were prepared on a going concern basis of accounting. The Company had previously suffered recurring losses from operations and had a substantial amount of debt maturing during the first half of 2000. At January 3, 2000, the Company had $6.2 million outstanding under its Restated Credit Agreement maturing on April 30, 2000, $45.8 million of its 9 7/8% Senior Notes maturing June 15, 2000, and had a working capital deficit of $29.8 million. As of June 19, 2000, the Company had fully paid the Restated Credit Agreement and had fully retired the balance owed in its Senior Notes by completing a debt restructuring strategy. As of September 11, 2000, the Company has reduced its working capital deficit to $11.3 million (see Note 5:
Senior Notes, Long -Term debt and Obligations under Capital Leases).

NOTE 3:  MERGER

         On August 9, 1999, Checkers completed its acquisition of Rally's (the " Merger"). The Merger transaction was accounted for under the purchase method of accounting and was treated as a reverse step acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company and Rally's previously owned 26.06% of Checkers. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market values. The operating results of Checkers' have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $27 million, including $11.5 million relating to Rally's original investment in Checkers, and is being amortized over 20 years using the straight-line method. Subsequent to the Merger, there has not been a material change to the estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger as reported in the Company's annual report on form 10K/A for the fiscal year ended January 3, 2000.




NOTE 4:  STOCK BASED COMPENSATION PLANS

         In August 1991, the Company adopted the 1991 stock option plan ("1991 Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible individuals. The plan was amended on September 15, 2000 to increase the number of shares available under the plan to 1,500,000. In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The Directors Plan was amended on September 15, 2000, to, among other things, allow directors to receive discretionary grants under the Directors Plan.

         Pursuant to the terms and conditions of the 1991 Stock Option Plan, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $1.93 on April 10, 2000. These options are immediately vested and exercisable with an expiration date of ten years from the date granted. Additionally, on June 1, 2000, the Company issued options to purchase 508,000 shares of common stock at an exercise price of $2.125. A portion of these options vest immediately and the remaining options vest at a rate of one third each year over the next three years.

         Pursuant to the terms and conditions of the Directors Plan, the Company issued options to purchase 16,670 shares of common stock at an
exercise price of $2.03 on January 4, 2000.   Additionally, on April 10,
2000, the Company issued options to purchase 550,000 shares of common stock at an exercise price of $1.93. These options vest immediately and are
exercisable with expiration dates of ten years from the date granted.   The
Company's stockholders ratified these grants on September 15, 2000.

         In September 2000, the Board of Directors accelerated the vesting period of options held by certain officers of the Company. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FAS 123, "Accounting for Stock-based Compensation," the Company must recognize compensation expense of approximately $268,000 as a result of these changes to the options beginning with it's fourth quarter ending January 1, 2001. Additionally, since the stockholder ratification of the 550,000 options granted to directors at $1.93 did not occur until September 15, 2000, at which time the closing market price of the stock was $4.00 per share, the Company may be required to recognize additional compensation expense beginning with its fourth quarter ending January 1, 2001.

NOTE 5:   SENIOR NOTES, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES


                                                                                                     ($000)
Senior Notes, Long-term debt and obligations under capital leases consists of the following:      SEPTEMBER 11,       JANUARY 3,
                                                                                                      2000              2000
                                                                                                ------------------ ---------------
Senior Notes, net of discount (see Note 6: Senior Notes)                                                      $ -        $ 45,848

Note payable under Restated Credit Agreement, interest at 13% due each twenty-eight day period, originally maturing July 31, 1999, subsequently extended to April 30, 2000. Secured by substantially all Checkers assets.
   ( As of May 3, 2000, this has been repaid).                                                                  -           6,202

Mortgages payable to FFCA Acquisition Corporation, secured by twenty-four
   Company-owned Checkers restaurants, payable in 240 aggregate monthly
   installments of $93 including interest at 9.5%.                                                          9,697           9,824

Mortgages payable to FFCA Acquisition Corporation secured by eight
   Company-owned Rally's restaurants, payable in 240 monthly
   installments of $40, including interest at 9.5%.  The Company utilized
   the net proceeds of the loan to retire a portion of its Senior Notes.                                    4,170           4,224

Note payable to Textron Financial Corporation, bearing interest at a fluctuating rate equal to 3.7 % per annum in excess of LIBOR, payable
   monthly, and maturing July 1,  2010. Secured by all real estate owned                                   11,891               -
   by the  Company and leasehold mortgages on the Company's leased restaurants.

Revolving credit note payable to Textron Financial Corporation, bearing interest at a fixed rate of 25% per annum, payable monthly, and maturing on June 15,
   2001. Secured by all real estate mortgages owned by the Company and leasehold on the Company's leased restaurants. After the note has been fully paid and remains as such for a period of thirty (30) days, interest on any subsequent borrowings will be subject to a fluctuating rate equal to 4.5% per annum in
   excess of LIBOR, payable  monthly.                                                                       7,500               -

Bridge note payable to Textron Financial Corporation, bearing interest at a fluctuating rate equal to 6.5% annum in excess of LIBOR, payable monthly and maturing on December 15, 2000. This date may be extended to June 15, 2001, provided that there have been no defaults and the Company pays 1% of the outstanding balance as an extension fee. Secured by all real estate owned by the
    Company and leasehold mortgages on the Company's leased restaurants                                     4,123               -

Obligations under capital leases, maturing at various dates through January 1,
    2018, secured by property and equipment, bearing interest ranging from 10%
    to 17%, payable in monthly principal and interest installments
    averaging $122.                                                                                         8,070           9,193

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related acquired assets, with maturities through May 1, 2004, bearing interest at rates ranging from 7.5% to 7.8%, payable in monthly
    principal and interest installments ranging from $5 to $50.                                               832           4,247

Various other notes payable to banks, maturing at various dates through November
    10, 2001, secured by property and equipment, bearing interest ranging from
    1/2% above prime to 9.75%, payable in monthly principal and interest installments
    ranging from $2 to $13.                                                                                   637           1,229
                                                                                                ------------------ ---------------
Total senior notes, long-term debt and obligations under capital leases                                  $ 46,920        $ 80,767

Less current installments                                                                                 (14,547)        (55,329)
                                                                                                ------------------ ---------------
Long-term debt, less current maturities                                                                  $ 32,373        $ 25,438
                                                                                                ================== ===============

         On June 15, 2000, the Company borrowed $34.9 million from Textron Financial Corporation. The loan is comprised of three separate credit facilities which is secured by real estate and leasehold mortgages and is subject to varying rates of interest and other terms as shown in the above table. Each facility imposes certain restrictive covenants upon the Company, including but not limited to, maintaining a fixed charge coverage ratio of 1.25:1. The Company incurred costs and fees of $2.3 million in connection with securing the loan, which is being amortized over the term of the loan. The Company used a portion of the proceeds to retire its Senior Notes (see
Note 6: Senior Notes). As of October 17, 2000, the Company had repaid $17.2 million of the loan reducing the outstanding balance to $17.7 million. These payments were funded through proceeds received from the sale of Company-owned restaurants which occurred subsequent to the refinancing, and from cash flow from operating activities (see Note 10: Subsequent Event).

NOTE 6:  SENIOR NOTES

         On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior Notes due June 2000 (the "Senior Notes"). As of January 3, 2000 the amount outstanding net of discount was $45.8 million. As of June 15, 2000, the entire balance has been retired. The Senior Notes were carried net of the related discount, which were amortized over the life of the Senior Notes. Interest was payable June 15 and December 15 of each year until maturity. The Senior Notes included certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined. Additionally, in connection with the retirement of the senior notes, the Company recognized a gain of $261,000 and $528,000 for the three quarters ended September 11, 2000, and September 6, 1999, respectively, and is reported as an extraordinary item.

NOTE 7:  ACCOUNTING CHARGES AND LOSS PROVISIONS

         At the end of fiscal 1999, the Company had a reserve of $7.1 million relating to restaurant relocations and abandoned sites. This reserve represents management's estimate of future lease obligations and is reviewed and adjusted periodically as more information becomes available regarding the ability to sublease or assign the lease and other negotiations with the landlord. During the first three quarters of 2000, the Company made lease and other payments of approximately $1.9 million.

         During the last quarter of 1999, the Company placed certain of it's markets for sale in accordance with its plan to meet its short-term debt requirements. At the end of 1999, 5 Rally's markets were written down to their estimated fair market values, based on purchase prices expected to be received during the first half of fiscal year 2000. The Company recorded a valuation allowance of $13 million relating to property and equipment and intangibles assets associated with these market sales. During the second and third quarters of 2000, the Company sold 3 existing Checkers' markets and 4 existing Rally's markets, which resulted in no change to the valuation allowance. It is not expected that the upcoming market sales will materially change the Company's estimates.

NOTE 8:  INCOME TAXES

         The Company's income tax benefit of $586,000 for the quarter ended September 11, 2000, reflects a $623,000 favorable tax ruling the Company has received relating to a tax matter in the State of Michigan. Without this reduction, the Company's income tax expense would have been $37,000, consistent with the prior period and represents estimated state income taxes. The Company entered into a Settlement Agreement with the Michigan Department of Revenue canceling the tax assessment. On June 28, 2000, the Michigan Tax Tribunal entered an Order of Dismissal.

NOTE 9:  MANAGEMENT CHANGES

         During the quarter, David D. Miller, the Company's former Chief Operating Officer, resigned to pursue owning and operating 28 Rally's Restaurants as a franchisee (see Note 10: Subsequent Event). At this time, the Chief Operating Officer position has been eliminated. A new position, Vice President of Company Operations, with a concentration on Company restaurant operations, was created and on August 24, 2000, the Company announced that Adam Noyes would fill this position.

         On September 21, 2000, the Company accepted the resignation of Andrew F. Puzder and C. Thomas Thompson from its Board of Directors and the respective committees on which they serve.

         On September 28, 2000, the Company announced that it was phasing out the members of its management team that it shares with Santa Barbara Restaurant Group, Inc. Those members include the Company's Chief Financial Officer, Ted Abajian, it's General Counsel and Secretary, Andrew Simons, it's Senior Vice President of Marketing, Annette Della Flora and it's Assistant General Counsel, Fillmore Wood. The search for a new Chief Financial Officer has begun and Mr. Abajian will continue in this capacity until a replacement is found. The other functions will be performed by a combination of existing staff and other outsourcing arrangements.

NOTE 10: SUBSEQUENT EVENT

         On September 29, 2000, the Company sold 28 Rally's restaurants in Louisville and Lexington, Kentucky to BVI Double Drive-Thru, Inc. for $8.0 million, less selling costs and expenses. The Company used $5.7 million of the proceeds to pay down obligations outstanding under the Textron credit facilities. BVI Double Drive-Thru, Inc. will operate the newly acquired Rally's restaurants as a franchisee and pay ongoing royalties based on sales at the restaurants. Also, BVI Double Drive-Thru, Inc. has entered into a development agreement in conjunction with the purchase pursuant to which it has committed to adding 14 new Rally's locations over the next five years.

NOTE 11: RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. The Company is currently evaluating the effect of adopting SFAS 133.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS
140) effective for transfers after March 31, 2001. SFAS 140 is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is currently evaluating the effect of adopting SFAS 140.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") and Rally's Hamburgers, Inc., ("Rally's") completed their merger ("Merger"). The merger of Checkers with Rally's was accounted for as a reverse acquisition as former shareholders of Rally's owned a majority of the outstanding stock of Checkers subsequent to the merger. Therefore, for accounting purposes, Rally's was deemed to have acquired Checkers. All pre-Merger financial information presented represents the financial results for Rally's. The post-merger financial results include both Rally's and Checkers (see Note 1a: Basis of Presentation).

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

                              RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income and operating data for the periods indicated:


                                                                                Quarter Ended            Three Quarters Ended
                                                                                 (Unaudited)                  (Unaudited)
                                                                           ------------------------  -----------------------------
                                                                            SEPT. 11,     SEPT. 6,      SEPT. 11,      SEPT. 6,
                                                                               2000       1999 (3)        2000         1999 (3)
                                                                           -----------  -----------  -------------- --------------
REVENUES:
Restaurant sales                                                                84.4%        96.0%           90.9%          96.3%
Franchise revenues and fees                                                     15.2%         3.6%            8.7%           3.2%
Owner fee and other income                                                       0.4%         0.4%            0.4%           0.5%
                                                                           -----------  -----------  -------------- --------------
   Total Revenues                                                              100.0%       100.0%          100.0%         100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                             30.2%        31.2%           31.1%          30.8%
Restaurant labor costs (1)                                                      34.2%        33.3%           33.3%          31.9%
Restaurant occupancy expenses (1)                                                7.1%         6.2%            7.2%           5.8%
Restaurant depreciation and amortization (1)                                     3.8%         5.0%            3.0%           5.0%
Other restaurant operating expenses (1)                                         11.7%         9.4%           10.2%           9.3%
General and administrative expenses                                              9.5%         8.9%            9.0%           9.0%
Advertising (1)                                                                  5.3%         5.2%            6.7%           5.9%
Owner depreciation (2)                                                         158.3%       217.3%          152.3%         216.6%
Other depreciation and amortization                                              2.0%         1.8%            1.6%           1.7%
Loss on market sales                                                             5.4%         0.0%            1.5%           0.0%
                                                                           -----------  -----------  -------------- --------------

  Operating income                                                               4.6%         1.8%            4.2%           2.8%
                                                                           -----------  -----------  -------------- --------------

OTHER INCOME (EXPENSE):
Interest income                                                                  0.2%         0.4%            0.3%           0.4%
Loss on investment in affiliate                                                     -        (1.1%)              -          (1.2%)
Interest expense                                                                (4.2%)       (4.1%)          (3.7%)         (4.7%)
                                                                           -----------  -----------  -------------- --------------
Income (loss) before minority interests, income tax expense, and
   extraordinary item                                                            0.6%        (3.1%)           0.8%          (2.7%)
Minority interests in operations of joint ventures                               0.0%         0.0%            0.0%           0.0%
                                                                           -----------  -----------  -------------- --------------
Income (loss) before income tax expense and extraordinary item                   0.6%        (3.1%)           0.8%          (2.7%)
Income tax expense                                                              (1.5%)        0.1%           (0.4%)          0.1%
                                                                           -----------  -----------  -------------- --------------
Net income (loss) from continuing operations before extraordinary item          (2.1%)       (3.2%)           1.2%          (2.8%)
Gain on early extinguishment of debt, net of income taxes                        0.0%         0.2%            0.2%           0.5%
                                                                           -----------  -----------  -------------- --------------
Net income (loss)                                                               (2.1%)       (3.0%)           1.4%          (2.3%)
                                                                           ===========  ===========  ============== ==============
Number of Company-Owned restaurants:
      Restaurants open at the beginning of period                                 287          228             367            225
      Restaurant acquired as a result of Merger                                     -          236               -            236
      Opened, closed or transferred, net during the period                        (63)          (1)           (143)             2
                                                                           -----------  -----------  -------------- --------------
      Total Company-Owned restaurants, end of period                              224          463             224            463
                                                                           ===========  ===========  ============== ==============
Number of Franchised restaurants:
      Restaurants open at the beginning of period                                 601          240             540            248
      Restaurant acquired as a result of Merger                                     -          234               -            234
      Opened, closed or transferred, net during the period                         48           (3)            109            (11)
                                                                           -----------  -----------  -------------- --------------
      Total Franchised restaurants, end of period                                 649          471             649            471
                                                                           -----------  -----------  -------------- --------------

      Total all restaurants opened at end of period:                              873          934             873            934
                                                                           ===========  ===========  ============== ==============

(1) As a percentage of restaurant sales (2) As a percentage of owner fee income
(3) Includes the Results of Operations for Rally's for the periods stated and includes the results of operations for Checkers for the Post merger four week period ending
     September 6, 1999 only.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 11, 2000 AND QUARTER ENDED SEPTEMBER 6, 1999

         REVENUES. Restaurants sales revenues were $31.9 million for the quarter ended September 11, 2000, compared to $43.8 million for the quarter ended September 6, 1999. The decrease of $11.9 million was due to a loss in revenues from markets which were sold ($22.1 million) and a decline in comparable restaurant sales ($1.4 million). This was offset by sales from Checkers as a result of the Merger ($11.6 million) as the current period includes the full 12 week period for Checkers and the prior year reflects only the 4 weeks subsequent to the Merger. Restaurant sales for comparable Rally's restaurants decreased 8.6% compared to a decrease of 1.1% for the quarter ended September 6, 1999. Although only four weeks of sales of Checkers are included in the amounts reported for the 1999 quarter, comparable Checkers restaurant sales decreased 3.1% compared to a decrease of 0.5% during the same twelve weeks of the prior year. Comparable restaurants are those open continuously during both reporting periods. The Company attributes the decline in comparable sales to management's decision not to participate in the summer deep discount burger wars and focus its efforts on more quality products.

         Franchise revenues and fees were $5.8 million for the quarter ended September 11, 2000, compared to $1.7 million for the quarter ended September 6, 1999. This increase of $4.1 million was primarily a result of markets which were previously sold to new or existing franchisees. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchise restaurant.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $9.6 million or 30.2% of restaurant sales for the quarter ended September 11, 2000, compared to $13.7 million or 31.2% of restaurant sales for the quarter ended September 6, 1999. Restaurant food and paper costs as a percentage of restaurant sales improved by one percentage point as a result of improved margins on the Screamin Chicken promotion which ran during the quarter.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $10.9 million or 34.2% of restaurant sales for the quarter ended September 11, 2000, compared to $14.6 million or 33.3% of restaurant sales for the quarter ended September 6, 1999. The increase in restaurant labor costs as a percentage of restaurant sales was due to increasing the number of employees in each restaurant's management team. During the prior year, each restaurant's staff included two members of the management team. The Company has increased this to a target of four members.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.3 million or 7.1% of restaurant sales for the quarter ended September 11, 2000 compared to $2.7 million or 6.2% of restaurant sales for the quarter ended September 6, 1999. The increase as a percent of restaurant sales is due primarily to the Merger, as Checker's occupancy costs are generally higher than Rally's.

         Restaurant depreciation and amortization totalled $1.2 million or 3.8% of restaurant sales for the quarter ended September 11, 2000, compared to $2.2 million, or 5.0% for the quarter ended September 6, 1999. This decrease is primarily due to assets sold or to be sold as a result of market sales of company -owned restaurants.

         Advertising expense decreased to $1.7 million or 5.3% of restaurant sales for the quarter ended September 11, 2000 from $2.3 million or 5.2% of restaurant sales for the quarter ended September 6, 1999. The increase in this expense as a percentage of total revenues is primarily a result of the timing of media spending in the current period as compared to the prior year.

         Other restaurant operating expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs. It specifically includes utilities, maintenance, repairs to restaurants both operating and those which were held for sale, and other costs. These expenses totalled $3.7 million or 11.7% of restaurant sales for the quarter ended September 11, 2000, compared to $4.1 million or 9.4% of restaurant sales for the quarter ended September 6, 1999. The increase in these expenses as a percentage of total revenues is primarily a result of an initiative taken by the new management team to improve the appearance of the restaurants and for the restoration of existing equipment.

         General and administrative expenses decreased $0.4 million to $3.6 million or 9.5% of total revenues, for the quarter ended September 11, 2000, compared to $4.0 million or 8.9% of total revenues for the quarter ended September 6, 1999. This decrease of $0.4 million reflects overhead reductions related to the Merger and expense reductions implemented by the new management team.

         Owner depreciation of $247,000 for the quarter ended September 11, 2000 represents the Company's segregated ownership cost related to the 21 Rally's restaurants operated by CKE. These expenses consist primarily of depreciation and amortization associated with these properties which have decreased by $105,000 from the quarter ended

September 6, 1999 due to a reduction in the number of units as well as an impairment adjustment to the value of the assets taken in the Company's prior fiscal year.

         Other depreciation and amortization decreased by $65,000 to $749,000 or 2.0% of total revenues from $814,000 or 1.8% of total revenues primarily as a result of the sale of company-owned restaurants.

         Loss on market sales for the quarter ended September 11, 2000, was $2.0 million. The company sold 62 Rally's restaurants during the quarter and recorded franchise fee revenues on those restaurants of $1.8 million. Therefore, the net impact on the Company's operations was a pre-tax loss of $0.2 million and relates primarily to closing and other costs associated with these transactions.

         INTEREST EXPENSE. Interest expense, which includes loan cost and bond discount amortization, was $1.6 million for the quarter ended September 11, 2000, compared to $1.9 million for the quarter ended September 6, 1999. Interest expense has declined primarily due to lower average debt balances this quarter compared to the prior year.

         INCOME TAX. The Company's income tax benefit of $586,000 for the quarter ended September 11, 2000, reflects a $623,000 favorable tax ruling the Company has received relating to a tax matter in the State of Michigan. Without this reduction, the Company's income tax expense would have been $37,000, consistent with the prior period and represents estimated state income taxes. There is no federal income tax provision for the current quarter because there is a tax loss for this period. Favorable temporary book to tax differences exceed book income for the period and generate the tax loss.

COMPARISON OF HISTORICAL RESULTS - THREE QUARTERS ENDED SEPTEMBER 11, 2000 AND THREE QUARTERS ENDED SEPTEMBER 6, 1999

         REVENUES. Total restaurant sales revenues were $124.7 million for the three quarters ended September 11, 2000, compared to $108.0 million for the three quarters ended September 6, 1999. This increase of $16.7 million is attributable to sales from Checkers as a result of the Merger ($57.1 million) and sales from restaurants which were transferred back from franchisees ($0.5 million) offset by revenue on markets which were sold ($37.3 million) and the decline in comparable restaurant sales ($3.6 million) as the current period includes the full 12 week period for Checkers and the prior year reflects only the 4 weeks subsequent to the Merger. Restaurant sales for comparable Rally's restaurants decreased 5.5% compared to three quarters ended September 6, 1999. Comparable Checkers restaurant sales decreased 0.5% compared to the same 36 weeks of the prior year. Comparable restaurants are those open continuously during both reporting periods. The Company attributes the decline in comparable sales to management's decision not to participate in the summer deep discount burger wars and focus its efforts on more quality products.

         Franchise revenues and fees were $12.0 million for the three quarters ended September 11, 2000 compared to $3.6 million for the three quarters ended September 6, 1999. This was primarily a result of the Merger and markets which were previously sold to new or existing franchisees. The Company recognizes franchise fees as revenues when the Company has substantially completed its obligations under the franchise agreement, usually at the opening of the franchised restaurant.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $38.7 million or 31.1% of restaurant sales for the three quarters ended September 11, 2000, compared to $33.3 million or 30.8% of restaurant sales for the three quarters ended September 6, 1999. This increase as a percentage of restaurant sales is due to different promotions running in the first two quarters of this fiscal year compared to the prior year, which had higher food costs.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totaled $41.5 million or 33.3% of restaurant sales for the three quarters ended September 11, 2000, compared to $34.5 million or 31.9% of restaurant sales for the three quarters ended September 6, 1999. The increase in restaurant labor costs as a percentage of restaurant sales was due to increasing the number of employees in the restaurants management team. During the prior year, each restaurant's staff included two members of the management team. The Company has increased this to a target of four members.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $9.0 million or 7.2% of restaurant sales for the three quarters ended September 11, 2000 compared to $6.3 million or 5.8% of restaurant sales for the three quarters ended September 6, 1999. This increase in restaurant occupancy costs as a percentage of restaurant sales was primarily due to the Merger, as Checker's occupancy costs are generally higher than Rally's.

         Restaurant depreciation and amortization decreased to $3.7 million or 3.0% of net restaurant sales for the three quarters ended September 11, 2000, as compared to $5.4 million or 5.0% of net restaurant sales for the three quarters ended September 6, 1999. This decrease of $1.7 million was primarily due to assets sold or to be sold as a result of the market sales of company-owned restaurants.

         Advertising expense increased to $8.4 million, or 6.7% of restaurant sales for the three quarters ended September 11, 2000 from $6.4 million, or 5.9% of restaurant sales for the three quarters ended September 6, 1999. This was a result of the change in the timing of the media spending this year compared to the prior year plus the combined spending for both Checker's and Rally's in the current year.

         Other restaurant operating expenses includes all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs. It specifically includes utilities, maintenance, repairs to restaurants both operating and those which were held for sale, and other costs. These expenses totaled $12.8 million or 10.2% of restaurant sales for the three quarters ended September 11, 2000, compared to $10.0 million or 9.3% of restaurant sales for the three quarters ended September 6, 1999. The increase in these expenses as a percentage of total revenues is primarily a result of an initiative taken by the new management team to improve the appearance of the restaurants and for the restoration of existing equipment.

         General and administrative expenses were $12.3 million or 9.0% of total revenues for the three quarters ended September 11, 2000, compared to $10.1 million or 9.0% of total revenues for the three quarters ended September 6, 1999. This expense as a percentage of the total revenues is consistent with the prior year.

         Owner depreciation of $740,000 for the three quarters ended September 11, 2000, represents the Company's segregated ownership cost related to the 21 Rally's restaurants operated by CKE. These expenses consist primarily of depreciation and amortization associated with these properties and have decreased by $317,000 from the three quarters ended September 6, 1999 due to a reduction in the number of units as well as an impairment adjustment for the value of the assets taken in the Company's last fiscal year.

         Other depreciation and amortization was $2.2 million or 1.6% of total revenues for the three quarters ended September 11, 2000, compared to $2.0 million or 1.7% of total revenues for the quarter ended September 6, 1999. This increase is primarily a result of the Merger.

         Loss on market sales for the three quarters ended September 11, 2000, was $2.0 million. The company sold 62 Rally's restaurants during the quarter and recorded franchise fee revenues on those restaurants of $1.8 million. Therefore, the net impact on the Company's operations was a pre-tax loss of $0.2 million and relates primarily to closing and other costs associated with these transactions.

         INTEREST EXPENSE. Interest expense, which includes loan costs and bond discount amortization was $5.0 million for the three quarters ended September 11, 2000, compared to $5.3 million for the three quarters ended September 6, 1999. This decrease was primarily due to lower average debt balances for the three quarters ended September 11, 2000, as compared to the previous year.

         INCOME TAX. The Company's income tax benefit of $512,000 for the nine periods ended September 11, 2000, reflects a $623,000 favorable tax ruling the Company has received relating to a tax matter in the State of Michigan. Without this reduction, the Company's income tax expense would have been $111,000, consistent with the prior period and represents estimated state income taxes. There is no federal income tax provision because there is a tax loss for this period. Favorable temporary book to tax differences exceed book income for the period and generate the tax loss.

LIQUIDITY AND CAPITAL RESOURCES

         At September 11, 2000, the Company had a working capital deficit of $11.3 million. This deficit is primarily due to the short-term maturity of two of the new notes included in the Textron credit facility (see Note 5:
Senior Notes, Long-Term Debt and Obligations under Capital Leases). These notes had a balance of $7.5 million and $4.1 million at September 11, 2000 and are due on June 15, 2001 and December 15, 2000, respectively. As of October 17, 2000, the Company used $5.7 million of proceeds from the sale of Company owned restaurants to reduce the amounts owing on these notes to $5.8 million. The note maturing December 15, 2000 has been paid in full. The Company plans to use proceeds from additional market sales and cash generated from operations to repay the note maturing on June 15, 2001.

         Throughout fiscal 2000, the Company has aggressively pursued a debt reduction strategy involving the sale of Company owned restaurants to new or existing franchisees in transactions that provide immediate funds to reduce debt and also provide a continued source of income through future royalties. As of October 17, 2000, the Company has completed nine separate transactions involving the sale of 231 restaurants to new and existing franchisees and a sale leaseback transaction which, combined, have generated cash proceeds to the Company of approximately $76.6 million less selling costs and other expenses. The most recent of these transactions, the sale of 28 Rally's restaurants was completed on September 29, 2000. The Company is continuing to pursue the sale of approximately 40 additional Company owned restaurants to new and existing franchisees. These remaining transactions, combined with cash flows from operating activities, are expected to generate sufficient net proceeds for the Company to retire its short-term debt, however, there can be no assurance that the Company will be able to generate the funds necessary to retire this debt on a timely basis.

         Cash and cash equivalents decreased approximately $4.1 million to $0.3 million from the fiscal year ended January 3, 2000. Cash flow provided by operating activities was $1.8 million, compared to cash flows provided of $12.2 million during the same period last year. The decrease of $10.4 million is largely attributable to decreases in the balances of accrued liabilities due to the timing of payments in the current year as compared to the same period in the prior year.

         Cash flow from investing activities increased to $27.8 million due primarily to proceeds from market sales of $27.0 million and decreases in investments of $2.2 million offset by $1.4 million used for capital expenditures. The capital expenditures are primarily related to the purchase and installation of replacement equipment.

         Cash used for financing activities was $33.8 million. The Company used $45.6 million to retire the 9 7/8% Senior Notes, $6.2 million to retire the Restated Credit Agreement, and $19.1 million to repay other debt. The Company received $34.9 million from its refinancing effort. The Company also received $2.2 million by reducing its restricted cash requirements.

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

Commodity Price Risk

         The Company purchases certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within the Company's control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements may contain risk management techniques designed to minimize price volatility. Typically, the Company may use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting its menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ITEM 1.                                  LEGAL PROCEEDINGS

         JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery was completed in July 2000. Motions for Summary Judgment have been filed by the parties. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverage's will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter.

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

         The case was tried before a jury in August of 1999. The court entered a directed verdict and an involuntary dismissal as to all claims alleged against Robert G. Brown, George W. Cook, and Jared Brown. The court also entered a directed verdict and an involuntary dismissal as to certain other claims alleged against the Company and the remaining individual Counterclaim Defendants, James E. Mattei, Herbert G. Brown and James F. White, Jr. The jury returned a verdict in favor of the

Company, James E. Mattei, Herbert G. Brown and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and in favor of Mr. Mattei as to all claims alleged by Tampa Checkmate and Mr. Gagne. In response to certain jury interrogatories, however, the jury made the following determination: (i) That Mr. Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That the Company, H. Brown and Mr. White fraudulently induced Tampa Checkmate to execute a certain franchise agreement whereby Tampa Checkmate was damaged in the amount of $151,330; (iii) That the Company, H. Brown and Mr. White violated a provision of the Florida Franchise Act relating to that franchise agreement whereby Tampa Checkmate and Mr. Gagne were each damaged in the amount of $151,330; and (iv) That none of the Defendants violated Florida's Deceptive and Unfair Trade Practices Act relating to that franchise agreement.

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

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meetings of Stockholders of the Company was held on September 15, 2000. At the meeting, the following actions were taken by the stockholders.

         A proposal to increase the number of shares available under the Company's 1991 Stock Options Plan to 1,500,000 shares. The voting was as follows:

         For:              3,214,441
         Against:          1,004,718
         Abstain:             34,929


         A proposal to ratify and approve an amendment to the Company's 1994 Plan for Non-Employee Directors. The voting on the proposal was as follows:

         For:              2,914,316

         Against:          1,302,664
         Abstain:             37,108

         The appointment of KPMG LLP as Checkers' independent auditors for fiscal year 2000 was ratified and approved. The voting on the proposal was as follows:

         For:              8,543,316
         Against:             30,847
         Abstain:             22,414

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27       Financial Data Schedule

(b)      Reports on 8-K:

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                                                (Registrant)


Date:    October 26, 2000           By: /s/ Theodore Abajian
                                            ---------------------
                                            Theodore Abajian
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                           September 11, 2000 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX



        EXHIBIT #             EXHIBIT DESCRIPTION
        ---------             -------------------
           27           Financial Data Schedule (included in electronic filing
                        only).