Form 10-K405
period 2001-01-01
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-04-02
CIK 879554

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended January 1, 2001

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


14255 49th Street North, Building 1, Suite 101
Clearwater, Florida                                                    33762
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (727) 519-2000

 Securities registered pursuant to 12(b) and 12 (g) of the Act:

                                              NAME OF EACH EXCHANGE
                TITLE OF CLASS                ON WHICH REGISTERED      TICKER
                --------------                -------------------      ------

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

The number of shares outstanding of the Registrant's Common Stock as of February
   9, 2001 was 9,758,533 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of February 9, 2001, was approximately $40.7 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of this 10-K incorporates information by reference from the Registrant's definitive proxy statement, which will be filed on or before May 2, 2001.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

     ITEM 1.   Business......................................................................3

     ITEM 2.   Properties...................................................................10

     ITEM 3.   Legal Proceedings............................................................10

     ITEM 4.   Submission of Matters to a Vote of Security Holders..........................12

PART II

     ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters......................................................................13

     ITEM 6.   Selected Financial Data......................................................14

     ITEM 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................15

     ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk...................20

     ITEM 8.   Financial Statements and Supplementary Data..................................21

     ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................................48

PART III

     ITEM 10.  Directors and Executive Officers of the Registrant...........................48

     ITEM 11.  Executive Compensation.......................................................49

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...............49

     ITEM 13.  Certain Relationships and Related Transactions...............................49

PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............50

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company") is one of the largest chains of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers and Rally's Hamburgers (Rally's), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally's was considered the surviving entity for accounting purposes since the shareholders of Rally's owned a majority of our outstanding stock immediately following the merger. At January 1, 2001, there were 427 Rally's restaurants operating in 18 different states and 427 Checkers restaurants operating in 23 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 854 restaurant locations, 195 are owned by us and 659 are owned by franchisees. Three of the owned restaurants are owned by joint venture partnerships in which we have a 50%-75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

RECENT DEVELOPMENTS

         During fiscal 2000, we undertook significant revitalization of our management structure, training and operations. Our senior management was reorganized, including the elimination of the officers previously shared with Santa Barbara Restaurant Group, consolidation of some senior management functions, elimination of the Regional Vice President management layer and reduction of corporate headquarters staffing. Management increased its focus on cost efficient methods to obtain, train, motivate, and retain restaurant level management. Retention rates for all classifications of restaurant employees improved from 1999 to 2000. The architect of these changes is Daniel J. Dorsch, our President and Chief Executive Officer, who in November of 2000 entered into a three year employment agreement.

         Also during fiscal 2000, we sold 167 Company-owned restaurants to our franchisees, and used the majority of those funds to pay down a portion of our pre-existing debt. Additional sales to franchisees may occur in 2001. On February 3, 2000, we reacquired the master franchise rights for Puerto Rico, which we operate under our subsidiary, Checkers of Puerto Rico, Inc. There were 11 Checkers franchised locations in Puerto Rico as of January 1, 2001.

         On January 17, 2001, we reacquired 17 Checkers restaurants in Philadelphia that were owned by a franchisee, Great Lakes Restaurant Company II, LLC. In February 2001, the 17 Philadelphia Restaurants were sold to Quality Food Group of Washington, D.C., Inc., an affiliate of an existing franchisee. Also, on January 18, 2001, 35 Rally's restaurants in Detroit and 5 Checkers restaurants in Kansas City that were owned by Great Lakes Restaurants Company, LLC. were closed. Through cooperation between the franchisee's lender and Checkers, all of these locations were reopened by January 22, 2001, and have continued to operate and pay royalties to us. In addition, 10 Rally's restaurants in Toledo, being operated by Great Lakes Restaurant Company III, LLC., were reacquired.

         We conducted an advertising agency review, and we chose MARC/USA on November 1, 2000, as our new agency. During the first quarter of 2001, we plan to initiate a new re-branding and marketing "life style" campaign aimed at expanding our target audience using the slogan: "YOU GOTTA EAT(SM) "

CONCEPT AND STRATEGY

         The Company operates under two brands "Checkers (R)" and "Rally's Hamburgers (R)". The Company's operating concept includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing distinctive restaurant design that features a "double drive-thru" concept and creates significant curb appeal; (iii) providing fast service using a "double drive-thru" design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food and drinks made fresh to order at a fair price. The Company's primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

RESTAURANT LOCATIONS

         As of January 1, 2001, there were 195 Company-owned and operated restaurants in eight states (including three restaurants owned by joint venture partnerships in which we have interests ranging from 50% to 75%) and 659 restaurants operated by our franchisees in 28 states, the District of Columbia, Puerto Rico and the West Bank, Middle East. The following table sets forth the locations of each restaurant.

                COMPANY-OWNED AND OPERATED RALLY'S RESTAURANTS (67)

Ohio (11)                          Indiana (21)                Tennessee (10)
Louisiana (23)                     Mississippi (1)             Kentucky (1)


     FRANCHISED RALLY'S RESTAURANTS, INCLUDING CKE-OPERATED RESTAURANTS (360)

Ohio (89)                         Virginia (16)                West Virginia (4)
California (44)                   Georgia (1)                  Pennsylvania (2)
Indiana (32)                      Arizona (4)                  Alabama (16)
Michigan (46)                     Illinois (15)                Florida (17)
Kentucky (36)                     Louisiana (3)                Tennessee (1)
Mississippi (4)                   Missouri (20)                Arkansas (10)


               COMPANY-OWNED AND OPERATED CHECKERS RESTAURANTS (128)

Florida (86)                       Georgia (38)                 Tennessee (4)


                    FRANCHISED CHECKERS RESTAURANTS (299)

Florida (90)                 Illinois (9)             Missouri (3)
Georgia (46)                 South Carolina (10)      West Virginia (2)
Alabama (24)                 Louisiana (9)            Iowa (2)
North Carolina (11)          New Jersey (11)          Washington, D.C. (2)
Maryland (19)                Tennessee (4)            Michigan (1)
Puerto Rico (11)             Wisconsin (4)            Texas (1)
New York (14)                Virginia (4)             West Bank, Middle East (2)
Delaware (1)                 Pennsylvania (12)
Kansas (2)                   Mississippi (5)


         During fiscal 2000, we opened or reopened 23 restaurants, including 22 franchisee operated stores and one company operated store. During the same period, we closed 76 restaurants, including 70 franchisee operated stores and six company operated stores. Also during fiscal 2000, we sold 167 company operated restaurants to franchisees. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and company operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

SITE SELECTION

         The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-owned and operated restaurants are located on leased land and the Company intends to continue to use leased sites where possible.

RESTAURANT DESIGN AND SERVICE

         Our restaurants are built to company-approved specifications as to size, interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. The restaurants are generally 760 to 980 sq. ft., which is less than one-fourth the size of the typical restaurants of the four largest quick-service hamburger chains. Our restaurants, due to their small size, require only 18,000 to 25,000 square feet of land area, which is approximately one-third to one-half the land area used by the four largest quick-service hamburger chains. As a result of the small size of the restaurant building, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

         The Checkers standard restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Most restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the opportunity of increasing sales per hour, provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization.

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

MENU

         The menu at Checkers is a hamburger product line including the original 1/4 Pound Champ Burger(R), a fully dressed and seasoned "made-to-order" burger, all white-meat chicken sandwiches, all beef hotdogs - including chili-cheese dogs, Checkers Famous Fries(TM), Coca-Cola soft drinks and super thick shakes. The menu at Rally's is a hamburger product line including the signature Big Buford(R), a fully dressed double cheeseburger, all white-meat chicken sandwiches, all beef hot dogs - including chili-cheese dogs, Rally's seasoned fries, Coca-Cola soft drinks and super thick shakes. The limited menus are designed to deliver quality, a high taste profile and unmatched speed of delivery. We are engaged in product development research and seek to enhance variety through many, limited time only product promotions throughout the calendar year.

BRAND POSITIONING: FRESH

         The double drive-thru concept for both Checkers and Rally's provides a unique point of difference for product delivery. Simplified hamburger and chicken sandwich product lines (along with fries, colas and shakes) are served quickly, at a tremendous value. Consumers today want their food served hot, fresh and fast at a value. The Checkers and Rally's concepts take full advantage of the relationship between consumer's busy lives, cars and fast food.

         This brand positioning is based on consumer research, as tested with the core customer of the Company's products, as well as, other quick-service hamburger users who might be convinced to become a loyal customer.

MARKETING PROGRAM

         You gotta be here. You gotta be there. You gotta do this. You gotta do that. But "You Gotta Eat". That's the simple premise we use in our new marketing campaign, launched in January 2001. We put those words to music in the tract that has become our rallying cry and new tagline, "You Gotta Eat". The music and campaign is an energetic, singable, can't-get-it-out-of-your-head song, with an eye for TV and radio message that resonates with our expanded target audience while capturing the flavor and personality of Checkers/Rally's. "You Gotta Eat" carries over into our print advertising, including free standing inserts, outdoor and in-store efforts. The message "You Gotta Eat" permeates every piece of the campaign. The media plan will incorporate a diverse mix of TV, radio and print executions.

PURCHASING

         All of our restaurants purchase our food, beverages and supplies from company-approved suppliers. All products must meet our standards and specifications and management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. In August 1999, we entered into a purchasing services agreement with CKE Restaurants, Inc. which makes available to us the cooperative buying power of all restaurants owned or affiliated with CKE. This agreement has allowed us to receive price concessions from many of our suppliers of food and paper products. The agreement will expire on August 5, 2001. As this agreement is terminated, our product cost may increase.

         We believe that our continued efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Among other factors, our profitability is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes and adverse weather conditions, may affect food costs.

MANAGEMENT AND EMPLOYEES

         A typical restaurant employs approximately 25 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a general manager, one assistant manager and a shift manager. A general manager is generally required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an area manager. The area manager typically has responsibility for eight to ten restaurants and for assuring that each Company-owned restaurant consistently delivers high-quality food and service. Area managers, in most cases, report to District Directors. The Company has an incentive compensation program for area and store managers that provides for a monthly bonus based upon the achievement of certain sales and profit goals.

         As of January 1, 2001, we employed approximately 3,700 employees, substantially all of which were restaurant personnel. Most employees other than restaurant management and certain corporate personnel are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the service restaurant industry. We also believe we have good employee relations. None of the Company's employees are covered by a collective bargaining agreement.

SUPERVISION AND TRAINING

         Each new franchisee and restaurant manager attends a comprehensive training program. The program was developed by the Company to enhance consistency of restaurant operations and is considered by management as an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company's operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. After a restaurant is opened, we continue to monitor the operations of both franchised and Company-operated restaurants to assist in the consistency and uniformity of operation.

         We also employ franchise business consultants, who have been fully trained by us to assist franchisees in implementing our operating procedures and policies once a restaurant is open. As part of these services, the franchise business consultants rate the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the franchise business consultant's findings with deficiencies, if any noted, and recommended procedures to correct such deficiencies.

RESTAURANT REPORTING

         Each Company-operated restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, customer counts and other pertinent information. This information allows management to better control labor utilization, inventories and operating costs. Each system at Company-operated restaurants, and many at our franchise restaurants are polled daily by our computer system at our corporate office.

JOINT VENTURE RESTAURANTS

         As of January 1, 2001, there were three restaurants owned by separate general partnerships in which we own interests ranging from 50% to 75%. All of these restaurants are consolidated in our financial statements. We are the managing partner of two of the three joint venture restaurants. In the two joint venture restaurants managed by us, we receive a fee for management services of 1% to 2.5% of gross sales. In addition, all of the joint venture restaurants pay the standard royalty fee which is 4% of gross sales.

INFLATION

         Food and labor costs are significant inflationary factors in the Company's operations. Many of our employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company's costs. In addition, many of our leases require us to pay base rents with escalation provisions based on the consumer price index, percentage rents based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. We have generally been able to offset the effects of inflation to date through small menu price increases. There can be no assurance that we will be able to continue to offset the effects of inflation through menu price increases.

WORKING CAPITAL

         Our working capital requirements are typical of companies within the quick-service restaurant industry. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. Sales of certain assets held for sale, net of underlying encumbrances, provided a source of working capital during fiscal 2000. We also plan to utilize working capital to open a limited number of new restaurants and to remodel an undetermined number of existing restaurants in fiscal 2001.

SEASONALITY

         The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

FRANCHISE OPERATIONS

         STRATEGY. We encourage controlled development of franchised restaurants in our existing markets, as well as, in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 659, or 77%, of the total restaurants open at January 1, 2001. During fiscal 2000, we sold a total of 167 company operated restaurants to existing and new franchisees. We may sell additional company operated restaurants to franchisees in fiscal 2001. After such sales are completed, approximately 80% of our restaurants would be franchised and approximately 20% would be company operated. In the future, our success will continue to be dependent upon our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally's concepts and our reputation for quality and speed of service.

         Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate to open in 2001, or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. As a result of inquiries concerning international development, we may develop a limited number of international markets and have registered our trademarks in various foreign countries. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States. On March 31, 1995, we entered into a master franchise agreement for the Caribbean basin. This master franchise agreement was terminated by us on February 3, 2000. We have also granted three franchise agreements for the West Bank in the Middle East.

         FRANCHISEE SUPPORT SERVICES. We maintain a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations - Supervision and Training" above. We also employ franchise business consultants ("FBC's"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings, with deficiencies, if any, and noted, recommended procedures to correct such deficiencies.

         FRANCHISE AGREEMENTS. The franchise agreement grants to the franchisee an exclusive license at a specified location to operate a restaurant in accordance with the Checkers and Rally's systems and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current franchise agreement is generally 20 years. Upon expiration of the franchise term, the franchisee will generally be entitled to acquire a successor franchise for the restaurants on the terms and conditions of the Company's then current form of franchise agreement if the franchisee remains in compliance with the franchise agreement throughout its term and if certain other conditions are met, including the payment of a fee equal to 25% of the then current franchise fee.

         In some instances, we grant to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic area (the "Franchised Area") and thereafter to operate each restaurant in accordance with the terms and conditions of a franchise agreement. In that event, the franchisee ordinarily signs two agreements, an area development agreement and a franchise agreement. Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the Franchised Area during the term of the area development agreement (normally a maximum of five years) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. The Company may terminate the area development agreement of any franchisee that fails to meet its development schedule.

         The franchise agreement and area development agreement require that the franchisee select proposed sites for restaurants within the franchised area and submit information regarding such sites to us for our review, although final site selection is at the discretion of the franchisee. We do not arrange or make any provisions for financing the development of restaurants by our franchisees. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the Company's specifications. We provide a training program for management personnel of our franchisees at our corporate office. Under the terms of the franchise agreement, the Company has mandated standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published from time to time in the Company's operations manual.

         We may terminate a franchise agreement for several reasons including the franchisee's bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business. In such event, we may also elect to terminate the franchisee's area development agreement.

         FRANCHISE FEES AND ROYALTIES. Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee together totaling $30,000 for each restaurant opened by the franchisee. As an additional incentive for new restaurant development in 2001, the total fees have been reduced to $20,000 for new store openings in 2001. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per store, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion.

COMPETITION

         Our restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. In certain markets, we will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets. In addition, with respect to selling franchises, we compete with many franchisors of restaurants and other business concepts.

TRADEMARKS AND SERVICE MARKS

         We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Rally's Hamburgers(R)", "One of a Kind Fries", "Big Buford(R)", "Checkers(R)", "Checkers BurgeroFriesoColas" and "Champ Burger(R)". It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

         The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on the Company's business, financial condition and results of operation.

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

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from the Company's restaurants, as well as, handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. The Company may be responsible for environmental conditions relating to its restaurants and the land on which the restaurants are located, regardless of whether the restaurants or land in question are leased or owned and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant.

         We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. We cannot be certain that environmental conditions relating to prior, existing or future restaurants will not have a material adverse effect on the Company. Moreover, there is no assurance that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K under "Item 1. Business," "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as "believes", "expects", "anticipates" or similar expressions, we are making forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

         (i) The fact that we compete with numerous well established competitors who have substantially greater financial resources and longer operating histories than us, which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion. While this competition is already intense, if it increases, it could have an even greater adverse impact on revenues and profitability of company and franchise restaurants.

         (ii) The fact that we must reverse declining same store sales if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our advertising and promotion efforts and the success of other operating initiatives, all of which are speculative.

         We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers' compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules and other factors referenced in this Form 10-K.

ITEM 2.  PROPERTIES

         We owned 195 restaurants as of January 1, 2001, inclusive of the three restaurants owned by joint venture partnerships. We held ground leases on 188 of these restaurants and owned the land on the remaining seven. Our leases are generally written for a term of 20 years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

         As of January 1, 2001, we owned three vacant parcels of land available for sale or lease. In addition, we lease 55 parcels of land which are available for sub-lease, of which 22 parcels were subleased at January 1, 2001.

         Thirty-two restaurants owned or subleased are subject to a mortgage in favor of FFCA Acquisition Corporation. In addition, 72 restaurants secure our primary debt with Textron Financial Corporation.

         Our executive offices are located in approximately 26,500 square feet of leased office space and 6,000 square foot of adjoining warehouse space in Clearwater, Florida. The lease expires on June 30, 2003, however, we anticipate exercising our right to terminate the lease on June 30, 2001 and entering into an office lease for premises located at 4800 West Cypress Street, Tampa, Florida 33607.

         During fiscal 2000, we aggressively pursued the sale of our Company owned restaurants to new or existing franchisees in transactions that provided immediate funds to reduce debt and also provided a continued source of income through future royalties. We completed six separate transactions involving the sale of 167 Company-owned restaurants to new and existing franchisees and also sold our modular building facility, generating cash proceeds which were used to repay $40.3 million of debt. The most recent of these transactions, the sale of 28 Rally's restaurants, was completed on September 29, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville Division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply.

         FIRST ALBANY CORP. V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the Company and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also names Rally's and Giant as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger is consummated, recission of the proposed merger and costs and disbursements incurred in connection with bringing the action. In view of a decision by Checkers, Giant and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide Checkers and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between Checkers and Rally's, no amendment has been filed to date even though the merger of Checkers and Rally's was completed on August 9, 1999. We believe the lawsuit is without merit and intend to defend it vigorously in the event that plaintiffs seek to renew the lawsuit.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. This class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of our common stock. The complaint names Checkers and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also names Rally's and Giant as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger is consummated, rescission of the proposed merger and costs and disbursements incurred in connection with bringing the action. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between Checkers and Rally's, no such amendment has been filed to date even though the merger of Checkers and Rally's was completed on August 9, 1999. The company believes the lawsuit is without merit and intends to defend these actions vigorously.

         GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. A companion complaint was also filed in the same Court on May 21, 1997, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. In the event the settlement is not consummated, we intend to defend vigorously.

         CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court counterclaim and third party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, Checkers sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with Checkers. The counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

         The case was tried before a jury in August of 1999. The court entered a directed verdict and an involuntary dismissal as to all claims alleged against Robert G. Brown, George W. Cook, and Jared Brown. The court also entered a directed verdict and an involuntary dismissal as to certain other claims alleged against Checkers and the remaining individual counterclaim defendants, James E. Mattei, Herbert G. Brown and James F. White, Jr. The jury returned a verdict in favor of Checkers, James E. Mattei, Herbert G. Brown and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and in favor of Mr. Mattei as to all claims alleged by Tampa Checkmate and Mr. Gagne. In response to certain jury interrogatories, however, the jury made the following determination: (i) that Mr. Gagne was fraudulently induced to execute a certain unconditional guaranty and that Checkers was therefore not entitled to enforce its terms; (ii) that Checkers, H. Brown and Mr. White fraudulently induced Tampa Checkmate to execute a certain franchise agreement whereby Tampa Checkmate was damaged in the amount of $151,331; (iii) that Checkers, H. Brown and Mr. White violated a provision of the Florida Franchise Act relating to that franchise agreement whereby Tampa Checkmate and Mr. Gagne were each damaged in the amount of $151,331; and (iv) that none of the defendants violated Florida's Deceptive and Unfair Trade Practices Act relating to that franchise agreement.

         We believe that the responses to the jury interrogatories described above are "advisory" because of certain pre-trial orders entered by the Court. As a result, we believe that the responses contained in the jury interrogatories are not binding on the trial court, and that it is incumbent on the trial court to weigh the evidence and enter its own verdict. The trial court nonetheless determined that the responses to the jury interrogatories described above are binding upon it and entered a final judgment accordingly. We believe that the entry of the judgment was erroneous and we have filed a notice of appeal to the Court of Appeals for the Second District of Florida.

         On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC. In July 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. The Adversary Complaint sought a preliminary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' marks and trade dress notwithstanding the termination of its franchise agreement on April 8, 1997. Tampa Checkmate filed a counterclaim to Checkers complaint that essentially contained the same claims set forth in the amended counterclaim filed in the state court action. The court granted Checkers' motion for preliminary injunction on July 23, 1998, and Tampa Checkmate de-identified its restaurant. On December 15, 1998, the Court granted Checkers motion to convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. The bankruptcy court has granted Checkers' motion to lift the automatic stay imposed by 11 U.S.C. ss.362 to allow Checkers to proceed with the disposition of the property which is the subject of its mortgage. The counterclaim in the bankruptcy proceedings remains pending, but we believe the merits of the counterclaims were already determined by state court proceedings described above.

         TEX-CHEK, INC. ETAL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET.AL. On February 4, 1997, a petition was filed against Checkers and two former officers and directors of Checkers in the District Court of Travis County, Texas 98th Judicial District, entitled TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN. The original petition generally alleged that Tex-Chex, Inc. and the individual plaintiffs were induced into entering into two franchise agreements and related personal guarantees with Checkers based on fraudulent misrepresentations and omissions made by Checkers. On October 2, 1998, the plaintiffs filed an amended petition realleging the fraudulent misrepresentations and omission claims set forth in the original petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. This matter was settled March 13, 2001.

         DOROTHY HAWKINS V. CHECKERS DRIVE-IN RESTAURANTS, INC. AND KPMG PEAT MARWICK. On March 4, 1999, a state court complaint was filed in the Circuit Court in and for Pinellas County, Florida, Civil Division. The complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with Checkers based on misrepresentations and omissions made by Checkers. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the complaint and intend to defend this lawsuit vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

         We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on September 15, 2000. At the meeting the following matters were voted upon at the annual meeting for fiscal 2000: the election of David Gotterer, Ronald B. Maggard and Burt Sugarman as directors to serve until the annual shareholders meeting in 2003; the ratification and approval of an amendment to our 1991 stock option plan to increase the number of shares available under the plan to 1,500,000 shares; the ratification and approval of an amendment to our 1994 plan for non-employee directors; and the ratification and approval of the appointment of KPMG LLP as our independent auditors.

The following are the total number of votes cast for, against, or withheld, as to the matters set forth above:

                                                                             AGAINST/        ABSTENTIONS/
                                                                 FOR         WITHHELD     BROKER NON-VOTES
                                                              ---------     ---------     ----------------
1.  The election of David Gotterer.                           8,226,257       352,309           18,110
2.  The election of Ronald B. Maggard.                        8,234,218       344,348           18,110
3.  The election of Burt Sugarman.                            8,034,265       544,301           18,110
4.  The ratification and approval of an amendment
    to our 1991 Plan for Non-Employee Directors.              3,214,441     1,004,718           34,929
5.  The ratification and approval of an amendment
    to our 1994 Plan for Non-Employee Directors.              2,914,316     1,302,664           37,108
6.  The ratification and approval of the appointment
    of KPMG LLP as our independent
    auditors.                                                 8,543,415        30,847           22,414

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "CHKR". As of January 1, 2001, there were approximately 28,000 stockholders of record of our common stock. The following table below sets forth the high and low closing sales price quotations of the Company's common stock, as reported on the NASDAQ National Market, for the periods indicated, as adjusted for the one-for-twelve reverse stock split effected August 9, 1999.

        2000
        Quarter Ended    FIRST QUARTER   SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER
        High                 $ 2.56           $ 4.12         $ 5.50          $ 4.50
        Low                    1.81             1.47           3.12            2.94



        1999
        Quarter Ended    FIRST QUARTER   SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER
        High                 $ 8.63           $ 5.63         $ 4.50          $ 3.44
        Low                    3.75             3.00           1.69            1.25


DIVIDENDS

         We have not declared or paid any dividends on our common stock since incorporation and do not intend to do so in the foreseeable future. Dividends are restricted under the terms of our notes payable.

FUTURE REGISTRATIONS

         We intend to register 425,000 shares of our common stock for the sale to holders of our outstanding common stock purchase warrants which were issued in 1997. We issued warrants to purchase 5,100,000 shares of our common stock on May 30, 1997. After adjustment for a one-for-twelve reverse stock split which occurred on August 9, 1999, the common stock available for purchase by these warrants is 425,000 shares. The warrants are exercisable at anytime during the 30 day period beginning from the date approval is obtained from the Securities and Exchange Commission for this registration. The Company's Board of Directors reduced the original exercise price of $1.375 to $0.4583 effective September 20, 1999. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the common stock for an aggregate exercise price of $5.50 per share. If all of the warrants were exercised to purchase these shares, they would provide approximately $2.3 million in additional capital to the Company.

ITEM 6. SELECTED FINANCIAL DATA

         The following table shows our selected financial data. On August 9, 1999, Checkers merged with Rally's. The merger was accounted for as a reverse acquisition whereby Rally's was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally's owned a majority of the outstanding common stock of Checkers subsequent to the merger. The fiscal 1998, 1997 and 1996 financial information presented herein represents the financial results of Rally's only. The fiscal 1999 financial information includes the results of Rally's for the entire year and the results of Checkers for the period from August 9, 1999 to January 3, 2000. The fiscal 2000 financial information includes the results of the merged companies. The selected historical statement of operations and historical balance sheet data presented have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2000 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.


        CONSOLIDATED STATEMENTS OF OPERATIONS
              (For the years ended) (1)
   (In thousands, except per share amounts and statistical data)

                                                      JANUARY 1,      JANUARY 3,     DECEMBER 28,    DECEMBER 28,    DECEMBER 29,
                                                        2001            2000            1998            1997            1996
                                                      ---------       ---------      -----------     -----------     ------------
Company restaurant sales                              $ 162,804       $ 192,340       $ 139,602       $ 139,348       $ 156,445
Other revenues                                           18,386           9,495           5,350           5,582           6,307
                                                      ---------       ---------       ---------       ---------       ---------
    Total revenues                                      181,190         201,835         144,952         144,930         162,752
                                                      ---------       ---------       ---------       ---------       ---------
Income (loss) from operations (2)                         8,051         (17,184)          1,401           3,343           4,041
Other expenses                                           (5,955)         (9,217)         (8,684)         (7,404)         (8,008)
                                                      ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes and extraordiary item          2,096         (26,401)         (7,283)         (4,061)         (3,967)
Income tax (benefit) expense                               (475)            336             252             455            (675)
                                                      ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                   2,571         (26,737)         (7,535)         (4,516)         (3,292)
Extraordinary item (3)                                     (229)            849            --              --             5,280
                                                      ---------       ---------       ---------       ---------       ---------
    Net income (loss)                                 $   2,342       $ (25,888)      $  (7,535)      $  (4,516)      $   1,988
                                                      =========       =========       =========       =========       =========

Basic earnings (loss) per share:
   Income (loss) before extraordinary item            $    0.27       $   (4.02)      $   (1.67)      $   (1.32)      $   (1.17)
   Extraordinary item                                     (0.02)           0.13            --              --              1.87
                                                      ---------       ---------       ---------       ---------       ---------
   Net income (loss)                                  $    0.25       $   (3.89)      $   (1.67)      $   (1.32)      $    0.70
                                                      =========       =========       =========       =========       =========
Diluted earnings (loss) per share:
    Income (loss) before extraordinary item           $    0.25       $   (4.02)      $   (1.67)      $   (1.32)      $   (1.17)
    Extraordinary item                                    (0.02)           0.13            --              --              1.87
                                                      ---------       ---------       ---------       ---------       ---------
    Net income (loss)                                 $    0.23       $   (3.89)      $   (1.67)      $   (1.32)      $    0.70
                                                      =========       =========       =========       =========       =========

Weighted average shares outstanding
    Basic                                                 9,419           6,657           4,506           3,434           2,820
                                                      =========       =========       =========       =========       =========
    Diluted                                              10,194           6,657           4,506           3,434           2,820
                                                      =========       =========       =========       =========       =========

            SELECTED OPERATING DATA
        (AS OF AND FOR THE YEARS ENDED)
                (IN THOUSANDS)

                                        JANUARY 1,   JANUARY 3,   DECEMBER 28,   DECEMBER 28, DECEMBER 29,
                                          2001          2000          1998          1997          1996
                                        ---------    ----------   -----------    -----------  ------------
Systemwide sales (4)                    $536,511      $401,964      $286,876      $290,133      $316,670
                                        ========      ========      ========      ========      ========
Restaurants open at end of period:
    Company                                  195           367           226           229           209
    Franchised                               659           540           249           248           258
                                        --------      --------      --------      --------      --------
Total                                        854           907           475           477           467
                                        ========      ========      ========      ========      ========

      CONSOLIDATED BALANCE SHEET DATA (5)
                (In thousands)

                                                   JANUARY 1,      JANUARY 3,     DECEMBER 28,   DECEMBER 28,     DECEMBER 29,
                                                     2001            2000            1998            1997            1996
                                                   ---------       ---------      -----------    -----------      -----------
Working  capital                                   $  (8,990)      $ (27,451)      $  (4,129)      $  (9,825)      $  (9,552)

Total assets                                       $ 125,998       $ 165,653       $ 123,306       $ 134,297       $ 112,258

Long-term debt and obligations under
    capital leases, including current portion      $  40,538       $  80,767       $  70,307       $  68,444       $  69,654

Total stockholders' equity                         $  50,934       $  46,663       $  34,519       $  41,513       $  19,365

Cash dividends declared per common share           $    --         $    --         $    --         $    --         $    --


(1) The information presented for the period ending January 3, 2000 reflects the results for Rally's for the full year and only the post merger period from August 10, 1999 to January 3, 2000 for Checkers. Fiscal 1998, 1997 and 1996 includes Rally's only. Fiscal 2000 includes the results of the merged companies.

(2) Includes asset impairment charges of approximately $0.6 million, $22.3 million and $3.4 million for fiscal 2000, 1999 and 1998, respectively.

(3) The extraordinary item for fiscal 2000 represents a loss on early retirement of debt, net of tax expense of $0. The extraordinary items for fiscal 1999 and 1996 represents a gain on the early retirement of debt, net of tax expense of $0 and $1,350, respectively.

(4) Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants). (5) The balance sheet presented as of January 1, 2001 and January 3, 2000 represents the combined balance sheet of the merged entity. All prior periods reflect Rally's only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") and Rally's Hamburgers, Inc., ("Rally's") completed their merger ("Merger"). The merger of Checkers with Rally's was accounted for as a reverse acquisition as former shareholders of Rally's owned a majority of the outstanding stock of Checkers subsequent to the merger. Therefore, for accounting purposes, Rally's is deemed to have acquired Checkers. All pre-Merger financial information represents the financial results for Rally's only. The post-merger financial results include both Rally's and Checkers.

         The Merger has had a significant impact on the Company's results of operations and is the principal reason for the significant differences when comparing results of operations for the periods ending January 1, 2001 and January 3, 2000 with the results of operations for the period ended December 28, 1998. As a result of the Merger in fiscal 1999, the Company acquired 470 Checkers restaurants.

         At January 1, 2001, the Company's system included 854 restaurants, comprised of 195 Company-owned and operated and 659 franchised restaurants. At January 1, 2001, there were 427 Rally's restaurants operating in 18 different states and there were 427 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. As of January 1, 2001, our ownership interest in Company-operated restaurants is in one of two forms: (i) 100% ownership of 192 restaurants and (ii) a 50% to 75% ownership interest in three partnerships which own the restaurants (a "Joint Venture Restaurant"). The Joint Venture Restaurants' operations are consolidated in the financial statements of the Company. The franchised restaurants include 23 units in Western markets which are operated by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. In fiscal 2000, we opened 1 restaurant, closed 6 restaurants and sold 167 restaurants to franchisees. Franchisees opened 22 restaurants and closed 70, in fiscal 2000.

         We receive revenues from restaurant sales, franchise fees and royalties. Our revenues also include payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company-owned restaurant operations and franchise sales and support functions. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

         Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999 and the year ended December 28, 1998, Checkers charged Rally's $4.7 million and $5.6 million, respectively in accordance with the Agreement.

                              RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

                                                                                  FISCAL YEAR ENDED
                                                                        --------------------------------------
                                                                        JANUARY 1,    JANUARY 3,   DECEMBER 28,
                                                                           2001         2000 (3)     1998 (3)
                                                                        ---------     ---------    -----------
REVENUES:
Restaurant sales                                                          89.9%         95.3%         96.3%
Franchise revenues and other income                                       10.1%          4.7%          3.7%
                                                                         -----         -----         -----
                                                                         100.0%        100.0%        100.0%
                                                                         =====         =====         =====
COST AND EXPENSES:
Restaurant food and paper costs (1)                                       31.6%         31.3%         31.8%
Restaurant labor costs (1)                                                33.1%         32.4%         30.5%
Restaurant occupancy expense (1)                                           6.7%          6.8%          5.3%
Restaurant depreciation and amortization (1)                               2.6%          4.0%          5.2%
Other restaurant operating expenses (1)                                   10.7%          9.7%          8.8%
General and administrative expenses                                        9.4%          9.1%          8.8%
Advertising (1)                                                            6.4%          6.1%          7.1%
Bad debt expense                                                           0.4%          0.9%          0.4%
Non-cash compensation                                                      1.0%          0.0%          0.0%
Other depreciation and amortization                                        2.9%          2.7%          2.2%
Impairment of long-lived assets                                            0.0%         11.0%          2.3%
Gain on sales of markets                                                  (0.0)%        (1.3)%         0.0%
                                                                         -----         -----         -----
OPERATING INCOME (LOSS)                                                    4.4%         (8.5)%         1.0%
                                                                         =====         =====         =====
OTHER INCOME (EXPENSE):
Interest income                                                            0.4%          0.4%          0.3%
Loss on investment in affiliate                                            0.0%         (0.7)%        (1.4)%
Interest expense (including interest-loan cost and bond
  discount amortization)                                                  (3.6)%        (4.3)%        (4.9)%
                                                                         -----         -----         -----
       Income (loss) before minority interest, income taxes
            and extraordinary item                                         1.2%        (13.1)%        (5.0)%
Minority interest in operations of joint ventures                          0.0%          0.0%          0.0%
                                                                         -----         -----         -----
        Income (loss) before income taxes and
            extraordinary item                                             1.2%        (13.1)%        (5.0)%
Income tax (benefit) expense                                              (0.2)%         0.1%          0.2%
                                                                         -----         -----         -----
        Net income (loss) from continuing operations before
             extraordinary item                                            1.4%        (13.2)%        (5.2)%
                                                                         =====         =====         =====
Gain (loss) on early extinguishment of debt, net of income taxes          (0.1)%         0.4%          0.0%
                                                                         -----         -----         -----
         Net income (loss)                                                 1.3%        (12.8)%        (5.2)%
                                                                         =====         =====         =====

Number of restaurants-Company owned and franchised (2):
         Restaurants open at the beginning of period                       907           475           477
                                                                         -----         -----         -----
         Restaurants acquired through Merger                               --            470            --
         Company-owned restaurants opened, closed or
             transferred, net during period                               (172)          (95)           (3)
         Franchised restaurants opened, closed or
             transferred,  net during period                               119            57             1
                                                                         -----         -----         -----
         Total restaurants acquired,opened, closed or
              transferred, net during period                               (53)          432            (2)
                                                                         -----         -----         -----
         Total restaurants open at end of period                           854           907           475
                                                                         =====         =====         =====

(1) As a percentage of restaurant sales.
(2) Number of restaurants open at end of period. 1998 amounts reflect Rally's only.
(3) Includes the results of operations for Rally's only, through August 9, 1999.

RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 2000 AND 1999

         REVENUES. Total revenues were $181.2 million for the year ended January 1, 2001, compared to $201.8 million for the year ended January 3, 2000. Company-owned restaurant sales decreased by $29.5 million for the year, from $192.3 million in fiscal 1999, to $162.8 million in fiscal 2000. The primary reason for the decrease was the result from the sale of 167 restaurants to franchisees. This was partially offset by a full year of merged company revenues. Sales at comparable stores, which include only the units that were in operation for the full years being compared, decreased 1.1% in 2000 as compared with 1999. Franchise revenues and fees increased by $8.9 million, primarily as a result of the Company-owned restaurants sales, resulting in an increase in royalties of $7.3 million and franchise fees of $1.6 million.

         COSTS AND EXPENSES. Restaurant food and paper costs remained consistent at 31.6% of restaurant sales in 2000 compared with 31.3% in 1999. The Company continues to benefit from its participation in the purchasing co-op with CKE Restaurants, Inc. and Santa Barbara Restaurant Group, Inc.

         Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $53.8 million or 33.1% of restaurant sales for 2000 compared with $62.4 million or 32.4% for 1999. The increase as a percentage of sales is due to increases in management salaries and other incentives to various employees designed to enhance retention rates on a going forward basis, as well as other increased labor rates.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $11.0 million or 6.7% of restaurant sales in 2000 compared with $13.1 million or 6.8% in 1999. Restaurant occupancy expense remained consistent as a percentage of restaurant sales.

         Restaurant depreciation and amortization of $4.3 million in 2000 decreased by $3.4 million from $7.7 million in 1999 primarily due to the sale of 167 Company-owned restaurants.

         Other restaurant operating expenses include all other restaurant level operating expenses and specifically includes utilities, maintenance and other costs. These expenses totaled $17.4 million or 10.7% of restaurant sales in 2000 compared with $18.7 million or 9.7% in 1999. The increase as a percent of sales was due primarily to a full year of Checkers' operations recognized in 2000, as Checkers' restaurants have higher restaurant operating expenses.

         Advertising expense decreased approximately $1.4 million to $10.4 million, or 6.4% of restaurant sales for 2000 compared with 6.1% for 1999. The increase as a percentage relates primarily to the decrease in revenues due to the sale of 167 Company-owned restaurants.

         Bad debt expense decreased to 0.4% of total revenues from 0.9% in the prior year. This was the result of collectibility issues with certain franchisees in 1999.

         Other depreciation and amortization remained consistent at $5.2 million in 2000 compared to $5.4 million in 1999.

         General and administrative expenses decreased $1.3 million in 2000 to $17.0 million, or 9.4% of revenues as compared to $18.3 million, or 9.1% of revenues in 1999. The decrease is due primarily to the reduction of our administrative staff.

         The loss on investment in affiliate in 1999 of $1.4 million represents Rally's share of the losses incurred by Checkers ($1.0 million) and the amortization of related goodwill ($0.4 million) prior to the Merger.

         During 2000 and 1999 the Company recorded impairment charges and loss provisions in accordance with SFAS 121 of $0.6 and $22.3 million, respectively

         INTEREST EXPENSE. Interest expense decreased to approximately $6.6 million for 2000 as compared to $8.6 million for 1999. This decrease is primarily due to the repayment of approximately $40.3 million in debt during 2000.

         INTEREST INCOME. Interest income was lower for 2000 as compared to 1999 primarily as the result of a lower cash balance due to debt repayments.

         INCOME TAX. The Company's 2000 tax benefit was approximately $475,000 representing estimated 2000 state taxes and a $623,000 favorable tax ruling. The prior year tax provision of $336,000 was for estimated state taxes.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1999 AND 1998

         REVENUES. Total revenues were $201.8 million for the year ended January 3, 2000, compared to $145.0 million for the year ended December 28, 1998. Company-owned restaurant sales increased by $52.7 million for the year, from $139.6 million in fiscal 1998 to $192.3 million in fiscal 1999. The Merger with Checkers resulted in a $54.4 million increase in sales. Overall sales for Rally's declined by $1.5 million from the prior year. Sales at comparable stores, which include only the units that were in operation for the full years being compared, increased 0.2% in 1999 as compared with 1998. Sales from sold and closed stores represented a reduction of $3.2 million offset by the extra week in the current year of $1.5 million. Franchise revenues and fees increased by $4.1 million, primarily as a result of the Merger.

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

         Other depreciation and amortization was $5.4 million in 1999 compared to $3.2 million in 1998. The Merger with Checkers resulted in total goodwill of approximately $27 million and other intangibles of approximately $20 million, which resulted in $900,000 of additional amortization expense. Another $400,000 relates to depreciation expense of other non-restaurant fixed assets acquired as a result of the Merger.

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

         During 1999 the Company recorded accounting charges and loss provisions of $22.3 million in accordance with SFAS 121. (See Note 5: Accounting Charges and Loss Provisions).

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

LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficit of $9.0 million at January 1, 2001 as compared to a $27.5 million deficit at January 3, 2000. The decrease in the deficit is primarily due to the repayment of $40.3 million in debt. Included in the current liabilities is $5.9 million for Textron Financial Corporation debt coming due on June 15, 2001, which can be extended until June 15, 2002 at our option. On March 16, 2001, we received a commitment from Heller Financial, Inc. to refinance the $5.9 million over a 30 month term at a significantly reduced interest rate.

         Cash and cash equivalents decreased approximately $3.4 million to $923,000 during the year ended January 1, 2001. Cash from operating activities was $1.3 million, compared to $12.8 million during the same period last year. The decrease of $11.5 million is largely attributable to a decrease in the balances of accounts payable and accrued liabilities due to the timing of payments in the current year.

         Cash flow from investing activities increased to $33.5 million due primarily to proceeds from the sales of restaurants. These proceeds were used to pay off the Restated Credit Agreement and the Senior Notes during 2000. Additionally, the Company utilized $1.9 million for capital expenditures primarily related to remodeling restaurants and the purchase and installation of replacement equipment.

         Cash flows from financing activities decreased to $38.2 million due primarily to the repayment of Restated Credit Agreement and the Senior Notes during 2000.

         We believe that our existing cash at January 1, 2001, together with cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities
- - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. We do not believe the adoption of SFAS 133 will have a material effect upon the Company.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) effective for transfers after March 31, 2001. SFAS 140 is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. We do not believe the adoption of SFAS 140 will have a material effect upon the Company.

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate and foreign exchange rate fluctuations

         Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities bear interest ranging from 9.5% to 30.0%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

         We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within the Company's control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Typically, the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting its menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                            PAGE
                                                                            ----

      Independent Auditors' Report                                           22

      Consolidated Balance Sheets - January 1, 2001 and January 3, 2000      23

      Consolidated Statements of Operations and Comprehensive Income -
         Years ended January 1, 2001, January 3, 2000 and December 28, 1998  24

      Consolidated Statements of Stockholders' Equity -
         Years ended January 1, 2001, January 3, 2000 and December 28, 1998  25

      Consolidated Statements of Cash Flows -
         Years ended January 1, 2001, January 3, 2000 and December 28, 1998  26

       Notes to Consolidated Financial Statements                            27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc.:

                  We have audited the consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 1, 2001 and January 3, 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 1, 2001 and January 3, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Tampa, Florida
March 9, 2001

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                JANUARY 1,     JANUARY 3,
                                                                                  2001            2000
                                                                               ----------      ---------
CURRENT ASSETS:
Cash and cash equivalents                                                      $     923           4,371
Restricted cash                                                                    1,847           5,358
Investments                                                                         --             2,193
Accounts, notes and leases receivable, net                                         4,666           2,784
Inventory                                                                            996           1,736
Prepaid expenses and other current assets                                          2,189           2,606
Property and equipment held for sale                                               8,774          37,150
                                                                               ---------       ---------
    Total current assets                                                          19,395          56,198

Property and equipment, net                                                       42,522          49,432
Notes receivable, net - less current portion                                       4,610           1,210
Lease receivable, net- less current portion                                        8,957           1,378
Intangible assets, net                                                            48,341          56,188
Other assets, net                                                                  2,173           1,247
                                                                               ---------       ---------
                                                                               $ 125,998       $ 165,653
                                                                               =========       =========
CURRENT LIABILITIES:
Current maturities of long-term debt and obligations under capital leases      $   9,362       $   9,481
Accounts payable                                                                   7,374           9,070
Reserves for restaurant relocations and abandoned sites                            1,722           2,408
Accrued wages                                                                      1,523           3,334
Accrued liabilities                                                                8,404          13,508
Senior notes, net of discount                                                       --            45,848
                                                                               ---------       ---------
    Total current liabilities                                                     28,385          83,649

Long-term debt, less current maturities                                           24,909          17,761
Obligations under capital leases, less current maturities                          6,267           7,677
Long-term reserves for restaurant relocations and adandoned sites                  3,596           4,685
Minority interests in joint ventures                                                 532             535
Other long-term liabilities                                                       11,375           4,683
                                                                               ---------       ---------

    Total liabilities                                                             75,064         118,990

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none
     issued at January 1, 2001 and January 3, 2000                                  --              --
Common stock, $.001 par value, authorized 175,000,000 shares, issued
     9,653,623 at January 1, 2001 and 9,436,094 at January 3, 2000                    10               9
Additional paid-in capital                                                       138,650         136,622
Accumulated deficit                                                              (87,226)        (89,568)
                                                                               ---------       ---------
                                                                                  51,434          47,063
Less:  Treasury stock, 48,242 at  January 1, 2001
               and January 3, 2000, at cost                                         (400)           (400)
       Note receivable - officer                                                    (100)           --
                                                                               ---------       ---------
    Total stockholders' equity                                                    50,934          46,663
                                                                               ---------       ---------
                                                                               $ 125,998       $ 165,653
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

                                                                     -----------------------------------------
                                                                                FISCAL YEAR ENDED
                                                                     JANUARY 1,      JANUARY 3,     DECEMBER 28,
                                                                        2001            2000            1998
                                                                     ---------       ---------       ---------
REVENUES:
Restaurant sales                                                       162,804         192,340         139,602
Franchise revenues and other income                                     18,386           9,495           5,350
                                                                     ---------       ---------       ---------
    Total revenues                                                   $ 181,190       $ 201,835       $ 144,952

COSTS AND EXPENSES:
Restaurant food and paper costs                                         51,360          60,112          44,352
Restaurant labor costs                                                  53,819          62,403          42,570
Restaurant occupancy expense                                            10,897          13,083           7,333
Restaurant depreciation and amortization                                 4,307           7,745           7,234
Other restaurant operating expenses                                     17,446          18,728          12,293
General and administrative expenses                                     17,027          18,301          12,838
Advertising                                                             10,351          11,755           9,853
Bad debt expense                                                           642           1,879             566
Non-cash compensation                                                    1,733            --              --
Other depreciation and amortization                                      5,235           5,358           3,150
Impairment of long-lived assets                                            629          22,271           3,362
Gain on sales of markets                                                  (307)         (2,616)           --
                                                                     ---------       ---------       ---------
    Total costs and expenses                                         $ 173,139       $ 219,019       $ 143,551
                                                                     ---------       ---------       ---------

    Operating income (loss)                                              8,051         (17,184)          1,401
OTHER INCOME (EXPENSE):
Interest income                                                            679             779             480
Interest expense (including interest-loan cost and bond
  discount amortization)                                                (6,609)         (8,648)         (7,145)
Loss on investment in affiliate                                           --            (1,379)         (2,019)
                                                                     ---------       ---------       ---------
        Income (loss) before minority interest, income taxes,
            and extraordinary item                                       2,121         (26,432)         (7,283)
Minority interest in operations of joint ventures                          (25)             31            --
                                                                     ---------       ---------       ---------
        Income (loss) before income taxes and
            extraordinary item                                           2,096         (26,401)         (7,283)
Income tax (benefit) expense                                              (475)            336             252
                                                                     ---------       ---------       ---------
        Net income (loss) from continuing operations before
             extraordinary item                                          2,571         (26,737)         (7,535)
Extraordinary item-gain (loss) on early extinguishment of debt,
         net of income taxes                                              (229)            849            --
                                                                     ---------       ---------       ---------
        NET INCOME (LOSS)                                                2,342         (25,888)         (7,535)
                                                                     =========       =========       =========
        Comprehensive Income (loss)                                  $   2,342       $ (25,888)      $  (7,535)
                                                                     =========       =========       =========
Basic earnings (loss) per share:

        Earnings (loss) before extraordinary item                    $    0.27       $   (4.02)      $   (1.67)
        Extraordinary item                                               (0.02)           0.13            --
                                                                     =========       =========       =========
        Net earnings (loss)                                          $    0.25       $   (3.89)      $   (1.67)
                                                                     =========       =========       =========
Diluted earnings (loss) per share:

        Earnings (loss) before extraordinary item                    $    0.25       $   (4.02)      $   (1.67)
        Extraordinary item                                               (0.02)           0.13            --
                                                                     =========       =========       =========
        Net earnings loss                                            $    0.23       $   (3.89)      $   (1.67)
                                                                     =========       =========       =========
Weighted average number of common shares outstanding
       Basic                                                             9,419           6,657           4,506
                                                                     =========       =========       =========
       Diluted                                                          10,194           6,657           4,506
                                                                     =========       =========       =========

See accompanying notes to the consolidated financial statements

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                  NOTE       ADDITIONAL
                                         COMMON     PREFERRED      TREASURY    RECEIVABLE      PAID-IN     ACCUMULATED      TOTAL
                                         STOCK        STOCK         STOCK       - OFFICER      CAPITAL       DEFICIT       EQUITY
                                       ---------    ---------     ---------    ----------    -----------   ----------     ---------
Balances at December 28, 1997          $       4    $       1     $  (2,108)    $    --       $  99,761     $ (56,145)       41,513

Exercise of 8,139 stock options             --           --            --            --              87          --              87
Issuance of 25,871 shares of
    common stock in settlement
    of litigation                           --           --            --            --             365          --             365
Conversion of preferred shares              --           --
    to common stock                            1           (1)         --            --            --            --            --
Other equity funding, net                   --           --            --            --              89          --              89
Net loss                                    --           --            --            --            --          (7,535)       (7,535)
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balances at December 28, 1998          $       5    $    --       $  (2,108)    $    --       $ 100,302     $ (63,680)    $  34,519

Merger of Checkers & Rally's                   4         --           1,708          --          36,320          --          38,032
Net loss                                    --           --            --            --            --         (25,888)      (25,888)
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
        Balances at January 3, 2000    $       9    $    --       $    (400)    $    --       $ 136,622     $ (89,568)    $  46,663

Non-cash compensation                       --           --            --            --           1,733          --           1,733
Exercise of 191,991
   stock options                               1         --            --            (100)          294          --             195
Exercise of 1,140,640
   stock warrants                           --           --            --            --               1          --               1
Net income                                  --           --            --            --            --           2,342         2,342
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balances at January 1, 2001            $      10    $    --       $    (400)    $    (100)    $ 138,650     $ (87,226)    $  50,934
                                       =========    =========     =========     =========     =========     =========     =========

See accompanying notes to the consolidated financial statements

                  CHECKERS DRIVE-IN RESTAURANTS, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                                                      FISCAL YEAR ENDED
                                                                        ----------------------------------------------
                                                                          JANUARY 1,      JANUARY 3,       DECEMBER 28,
                                                                             2001            2000            1998
                                                                          ----------      ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $  2,342        $(25,888)       $ (7,535)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                             9,542          13,103          10,384
    Impairment of long-lived assets                                           1,381          21,886           1,727
    Provisions for losses on assets to be disposed of                           181             385           1,635
    Loss (gain) on early extinguishment of debt                                 229            (849)           (163)
    Amortization of bond costs and discounts                                    304             466             390
    Provisions for bad debt                                                     642           1,879             566
    Non-cash compensation                                                     1,733            --              --
    Loss, net of amortization, on investment in affiliate                      --             1,379           2,019
    Loss on disposal of property and equipment                                 --              --               211
    Gain on market sales                                                       (307)         (2,616)           --
    Minority interests in operations of joint ventures                           25             (31)           --
Changes in assets and liabilities:
    Increase in receivables                                                  (2,115)            (31)         (1,416)
    Increase in notes and leases receivable                                  (3,791)           --              --
    Decrease in inventory                                                       740           1,447              86
    Decrease (increase) in prepaid expenses and other current assets            417          (2,114)            979
    Decrease in other assets                                                    429           1,360              45
    Decrease in accounts payable                                             (1,300)           (281)         (3,390)
    Increase (decrease) in accrued liabilities                               (9,143)          2,686          (3,053)
                                                                           --------        --------        --------
    Net cash provided by operating activities                              $  1,309        $ 12,781        $  2,485
                                                                           --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                                    (1,919)         (7,173)         (2,290)
Acquisitions of restaurants                                                    --              (142)           (855)
Merger, net of cash acquired of $1,461                                         --              (434)           --
Proceeds from sales of markets                                               33,200          15,568            --
(Increase) decrease in investments                                            2,193          (2,146)            399
Proceeds from sales leaseback                                                  --             3,530            --
Proceeds from sale of property and equipment                                   --             1,160             615
Cash paid for additional investment in affiliates                              --              --               (32)
                                                                           --------        --------        --------
    Net cash (used in) provided by investing activities                    $ 33,474        $ 10,363        $ (2,163)
                                                                           --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash                                        3,511            (612)           (500)
Repayments of senior notes                                                  (45,601)         (9,120)         (2,168)
Proceeds from exercise of stock options and warrants                            196            --              --
Proceeds from issuance of long-term debt                                     35,020            --             4,300
Deferred loan costs incurred                                                 (1,929)           --              (290)
Principal payments on long-term debt                                        (29,400)        (13,627)         (1,247)
Net proceeds from issuance of common stock                                     --              --                87
Distributions to minority interests                                             (28)            (15)             89
                                                                           --------        --------        --------
    Net cash provided by (used in) financing activities                    $(38,231)       $(23,374)       $    271
                                                                           --------        --------        --------
    Net increase (decrease) in cash                                          (3,448)           (230)            593
CASH AT BEGINNING OF PERIOD                                                   4,371           4,601           4,008
                                                                           --------        --------        --------
CASH AT END OF PERIOD                                                      $    923        $  4,371        $  4,601
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

         On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") merged with Rally's Hamburgers, Inc. ("Rally's"). The merger was accounted for as a reverse acquisition whereby Rally's was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally's owned a majority of the outstanding common stock of Checkers subsequent to the merger ("Merger"). The fair value of Checkers was based on the average per share value of Checkers' common stock which was $0.531 per share near January 29, 1999, the date the Merger agreement was signed. Additionally, since the Company assumed the stock options and warrants outstanding of Checkers, the fair value of these options and warrants was included in determining the valuation of Checkers (see Note 3:
Merger). The 1998 financial information presented herein represents the financial results of Rally's only. The 1999 financial information includes the financial results of Rally's for the entire year and the financial results of Checkers for the period from August 9, 1999 to January 3, 2000. The 2000 financial information includes both Rally's and Checkers for the full year.

         The accounts of the joint ventures have been included with those of the Company in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated and minority interests have been established for the outside partners' interests.

         The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. Our 1999 fiscal year included a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

B) PURPOSE AND ORGANIZATION - Our principal business is the operation and franchising of Checkers and Rally's restaurants. At January 1, 2001, there were 427 Rally's restaurants operating in 18 different states and there were 427 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 195 were Company operated (including 3 joint venture restaurants) and 659 were operated by franchisees, including 23 Company-owned restaurants in Western markets which are operated by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996.

C) CASH AND CASH EQUIVALENTS - We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release.

D) INVESTMENTS - Our investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of stockholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method. No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of investments approximating cost. Investments consisted of mortgage-backed securities at January 3, 2000 of approximately $2.2 million. No investments were held at January 1, 2001.

E) RECEIVABLES - Receivables consist primarily of royalties, franchise fees, notes due from franchisees, owner fee income, and advances to one of the Company's advertising funds which provides broadcast creative production for use by Rally's corporate and franchise restaurants. A rollforward of the allowance for doubtful receivables is as follows:

                                                         ADDITIONS
                                                  -----------------------    DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO    CHARGED TO
                                     BEGINNING    COSTS AND      OTHER         OTHER      BALANCE AT
               DESCRIPTION            OF YEAR     EXPENSES      ACCOUNTS      ACCOUNTS    END OF YEAR
- -----------------------------------------------------------------------------------------------------
     Year Ended December 28, 1998
Accounts Recievable                   $   431      $   471       $  --        $   259      $   643
Notes Receivable                          231           95          --           --            325
                                      -------      -------       -------      -------      -------
                                      $   662      $   566       $  --        $   259      $   968
                                      =======      =======       =======      =======      =======
     Year Ended January 3, 2000
Accounts Receivable                   $   643      $ 1,702       $ 1,722      $   169      $ 3,898
Notes Recievable                          325          177           789         --          1,291
                                      -------      -------       -------      -------      -------
                                      $   968      $ 1,879       $ 2,511      $   169      $ 5,189
                                      =======      =======       =======      =======      =======
     Year Ended January 1, 2001
Accounts Receivable                   $ 3,898      $  (517)      $  --        $   167      $ 3,214
Notes Recievable                        1,291        1,159          --           --          2,450
                                      -------      -------       -------      -------      -------
                                      $ 5,189      $   642       $  --        $   167      $ 5,664
                                      =======      =======       =======      =======      =======

F) INVENTORY - Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

G) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

H) INTANGIBLE ASSETS - Intangible assets consists of the following and are being amortized using the straight-line method over the following periods:


                                            JANUARY 1, 2001                        JANUARY 3, 2000
                                            ---------------                        ---------------
                                  GROSS          ACCUM                     GROSS         ACCUM                    ESTIMATED
                                  AMOUNT         AMORT          NET        AMOUNT        AMORT           NET        LIVES
                                 --------      ---------     ---------    --------     ---------      --------    ----------
Goodwill                         $ 29,935      $ (2,901)     $ 27,034)    $ 33,920     $ (3,246)      $ 30,674    5-25 years
Tradename                          19,923        (1,379)     $ 18,544       19,923         (383)        19,540      20 years
Reacquired franchise rights         2,772        (1,437)     $  1,335        4,301       (1,830)         2,471    5-20 years
Other intangibles                   2,279          (851)     $  1,428        5,078       (1,575)         3,503    3-25 years
                                 --------      --------      --------     --------     --------       --------
   Total intangible assets       $ 54,909      $ (6,568)     $ 48,341)    $ 63,222     $ (7,034)      $ 56,188
                                 ========      ========      ========     ========     ========       ========

I) DEFERRED LOAN COSTS - Deferred loan costs incurred in connection with the Company's primary debt facility with Textron Financial Corporation (Textron) and mortgages payable to FFCA Acquisition Corporation are amortized on the effective interest method over the life of the related debt. During fiscal 2000, $14.9 million of Textron debt (Loan C) was repaid. A loss on early extinguishment of debt of $490,000 was recorded related to the writeoff of unamortized deferred loan costs associated with this loan.

J) IMPAIRMENT OF LONG-LIVED ASSETS - We account for long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121, we review all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which we believe is appropriate based upon its limited operating history and the estimated useful life of its restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property, equipment and intangible assets of approximately $0.6 million in 2000, $22.3 million in 1999, and $3.4 million in 1998.

K) REVENUE RECOGNITION - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

L) STOCK-BASED COMPENSATION - We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). We account for stock based compensation to non-employees using the fair value method prescribed by Statements of Financial Accounting Standards (SFAS) No. 123. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

M) INCOME TAXES - We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

N) EARNINGS (LOSS) PER COMMON SHARE - We calculate basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". Although Checkers is the surviving legal entity after the Merger, for accounting purposes the Merger was treated as a reverse acquisition of Checkers by Rally's. Therefore, only the historical net income (loss) of Rally's is included in the historical financial results of the Company for all periods prior to the Merger. The weighted average number of common shares outstanding has been adjusted for all periods to reflect for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse split that occurred on August 9, 1999.

O)       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                             FISCAL YEAR ENDED
                                                    -------------------------------------
                                                    JANUARY 1,   JANUARY 3,  DECEMBER 28,
                                                       2001         2000        1998
                                                    ----------   ----------  ------------
Interest paid                                        $ 7,039      $ 7,862      $ 6,714
Income taxes paid                                    $   104      $   165      $   222
Capital lease obligations incurred                   $  --        $ 2,750      $   627
Fair value of net assets acquired in the Merger      $  --        $24,247      $  --

         On April 26, 1999, we acquired three restaurants from a former franchisee. On April 24, 1998, we acquired two restaurants in a settlement of litigation with a former franchisee. No acquisitions were made in 2000. These acquisitions were recorded as follows:

                                              FISCAL YEAR ENDED
                                     --------------------------------------
                                     JANUARY 1,   JANUARY 3,   DECEMBER 28,
                                        2001         2000          1998
                                     ----------   ----------   ------------
Fair value of assets acquired         $  --         $ 907         $ 949
Cash paid                                --          (142)        $(855)
Issuance of common stock                 --          --            (375)
Issuance of note payable                 --          (765)         (420)
Utilization of bad debt and other
    reserves previously established      --          --             975
                                      -----         -----         -----
Receivables forgiven                  $  --         $--           $ 274
                                      =====         =====         =====

         In conjunction with the sale of markets in fiscal 2000 and 1999, the Company accepted notes of approximately $3.4 million and $1.0 million, respectively, with maturities through December 2010. In addition, capital lease obligations receivable were assumed by the purchasers for approximately $8.0 million and $1.8 million, respectively. These capital lease obligations have maturities through January 2019.

P) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of January 1, 2001 and January 3, 2000 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The fair value of Senior Notes was $45.8 million at January 3, 2000, based on quoted market prices.

Q) SEGMENT REPORTING - As of January 1, 2001, the Company operated 195 Checkers Drive-In and Rally's Hamburgers restaurants in the United States as part of a single operating segment. The restaurants operate within the quick-service restaurant industry, providing similar products to similar customers. The restaurants also possess similar long-term expected financial performance characteristics. Revenues from Company-owned restaurants are derived principally from food and beverage sales.

R) NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. We do not believe the adoption of SFAS 133 will have a material effect upon the Company.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) effective for transfers after March 31, 2001. SFAS 140 is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. We do not believe the adoption of SFAS 140 will have a material effect upon the Company.

S) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include reserves for restaurant relocations and abandoned sites and allowances for doubtful accounts.

T) RECLASSIFICATIONS - Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE 2:  LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficit of $9.0 million at January 1, 2001 as compared to $27.5 million deficit at January 3, 2000. The decrease in the deficit is primarily due to the repayment of $40.3 million in debt. Included in current liabilities is $5.9 million for Textron Financial Corporation debt coming due on June 15, 2001, which can be extended until June 15, 2002 at our option. Subsequent to year end, we received a commitment from Heller Financial, Inc. to refinance the $5.9 million over a 30 month term at a significantly reduced interest rate (see Note 15).

         The consolidated financial statements for the fiscal year ending January 3, 2000 were prepared on a going concern basis of accounting. The Company had previously suffered losses from operations and had a substantial amount of debt maturing during the first half of fiscal 2000. At January 3, 2000, the Company had $6.2 million outstanding under its Restated Credit Agreement maturing on April 30, 2000, $45.8 million of its 9 7/8% Senior Notes maturing June 15, 2000, and had a working capital deficit of $29.8 million. During fiscal 2000, the Company fully paid the Restated Credit Agreement and Senior Notes.

         Although there can be no assurance, we believe that our existing cash at January 1, 2001, together with cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

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

         The estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, is summarized below:


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

NOTE 5:  ACCOUNTING CHARGES & LOSS PROVISIONS

         Certain charges in fiscal years 2000, 1999, 1998 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance, and the then-current revenue and profit strategies.

         During 2000, impairment charges of approximately $0.6 million were recognized relating to the closing of six Company-owned restaurants, the closing of two franchised stores with associated intangibles, one under-performing Company-owned store and a provision for future occupancy costs.

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

         During 1999, impairment charges of approximately $7.7 million were recognized relating to thirty-one under-performing restaurants. Additionally, the Company closed twenty-eight restaurants and recorded net provisions for future occupancy costs of approximately $385,000. In addition, as a result of the Merger, the Company recognized $1.2 million relating to a decline in the fair market value of Rally's initial investment in Checkers.

                  In 1998, an impairment expense of $1.7 million related to four under-performing restaurants were incurred. The Company also closed five restaurants, resulting in the recording of losses on assets held for sale of $713,000 ($249,000 for fixed asset write-downs and $464,000 for future occupancy costs). Other losses were recorded upon the disposal of prior year's closures for $172,000. Losses on assets to be disposed of for the continued occupancy costs of other prior years closures was $750,000.

         The following table summarizes the components of the provision for restaurant closures and other provisions, as well as, the year end balances of certain related reserves.


                                                      BALANCE    ADDITIONS
                                                        AT        CHARGED                                BALANCE
                                                     BEGINNING      TO          CASH         OTHER        AT END
                 DESCRIPTION                          OF YEAR     EXPENSE      OUTLAYS      CHANGES      OF YEAR
                 -----------                         ---------   ---------    --------     --------     --------
Year ended January 1, 2001
    Impairment of long-lived assets                  $   --      $    629     $   --       $   (629)    $   --
    Accrual for restaurant closures
         included in restaurant occupancy expense       7,093         633       (2,408)        --          5,318
                                                     --------    --------     --------     --------     --------
                                                     $  7,093    $  1,262     $ (2,408)    $   (629)    $  5,318
                                                     ========    ========     ========     ========     ========
Year ended January 3, 2000
    Impairment of long-lived assets                  $   --      $ 22,271     $   --       $(22,271)    $   --
    Accrual for restaurant closures
         included in restaurant occupancy expense       5,423       3,780       (3,766)       1,656        7,093
                                                     --------    --------     --------     --------     --------
                                                     $  5,423    $ 26,051     $ (3,766)    $(20,615)    $  7,093
                                                     ========    ========     ========     ========     ========
Year ended December 28, 1998
    Impairment of long-lived assets                  $   --      $  3,362     $   --       $ (3,362)    $   --
    Accrual for restaurant closures
         included in restaurant occupancy expense       4,558       1,804         (939)        --          5,423
                                                     --------    --------     --------     --------     --------
                                                     $  4,558    $  5,166     $   (939)    $ (3,362)    $  5,423
                                                     ========    ========     ========     ========     ========

         As a result of the Merger, the Company assumed approximately $1.3 million relating to reserves for future lease obligations, and is reflected in 1999 "Other Changes" shown in the above table. The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from three months to 9 years.

NOTE 6:  RELATED PARTY TRANSACTIONS

A) MANAGEMENt SERVICES AGREEMENT - Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective store ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999 and the year ended December 28, 1998, Checkers charged Rally's $4.7 million and $5.6 million, respectively.

B) ISSUANCE OF WARRANTS - On November 22, 1996, the Company issued warrants ("Restructuring Warrants") for the purchase of 20 million shares of the Company's Common Stock. The Restructuring Warrants were issued to the members of a lending group in connection with a restructuring of the Company's primary credit facility (See Note 10: Long-term Debt and Obligations under Capital leases). The lending group included CKE Restaurants, Inc., KCC Delaware, a wholly owned subsidiary of GIANT Group, LTD., Fidelity National Financial, Inc., William P. Foley, II and Burt Sugarman. The Restructuring Warrants were valued at $6.5 million, which was the value of the concessions given as consideration by the lending group. After giving effect to the one-for-twelve reverse stock split, the Restructuring Warrants permit the acquisition of 1,666,667 shares of the Company's Common Stock. The Restructuring Warrants were exercisable upon issuance and remain exercisable until November 22, 2002. The exercise price of each Restructuring Warrant was originally $0.75, which was the approximate market price of the common stock of Checkers prior to the announcement of the transfer and restructuring of the debt. After giving effect to a September 20, 1999 re-pricing by the Company, the current exercise price of each Restructuring Warrant is $0.25. Due to the one-for-twelve reverse stock split, twelve warrants must be exercised to acquire one share of the Company's common stock for an aggregated purchase price of $3.00 per share. During fiscal 2000, 1,139,592 of these warrants were exercised.

C) WEST COAST OPERATING AGREEMENT - On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's Jr. format. Including closures from prior periods, there are 23 remaining restaurants as of January 1, 2001 operating under the agreement. Such agreement is cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as, the operating expenses of all the restaurants. The Company retains ownership of all the restaurants, two of which are Carl's Jrs. and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale, by the Company, of any of the restaurants, the Company and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

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

         During 2000, additional options were granted to members of the Board of Directors and shared executives at an exercise price below the market price of the common stock. Accordingly, non-cash compensation expense of $1.2 million and $0.5 million was recorded for members of the Board of Directors and shared executives, respectively.

         During fiscal 2000, certain shared executives exercised 90,000 stock options.

         Pursuant to our current employment agreement with Mr. Dorsch, the Company accepted a $100,000 note on December 14, 2000 in connection with the exercise of 100,000 stock options. The Company will receive 3 equal annual payments on January 1, beginning in 2002. Interest on the unpaid principal portion accumulates at a rate of 5% per annum.

         During fiscal 1999, we entered into four lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc., a wholly-owned subsidiary of Fidelity National Financial, Inc., whereby we purchased security equipment for our restaurants valued at $651,346. The lease agreements are payable monthly ranging from $3,065 to $10,785, including effective interest ranging from 13.381% to 14.04%. All of the leases have terms of 3 years.

         During 2000, 1999, and 1998, we incurred $457,000, $803,000 and
$1,152,000, respectively in legal fees from a law firm for which a Director of the Company is a partner.

         Beginning in September 1999 the Company engaged Peter O'Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Fees for fiscal 2000 and 1999 totaled $60,000 and $40,000, respectively. Mr. O'Hara discontinued these services in June 2000.

         We also shared certain officers and directors with Santa Barbara Restaurant Group, Inc. (Santa Barbara) from 1999 through September 2000. In accordance with that agreement, we paid $274,338 and $104,408 for 2000 and 1999, respectively, to Santa Barbara for salary payments made on our behalf. During 2000, Mr. Foley was the Chairman of the Board of Directors for both Santa Barbara and Checkers Drive- In Restaurants, Inc.

SUMMARY OF RELATED PARTY TRANSACTIONS  (IN THOUSANDS):

                                                FISCAL YEAR ENDED
                                          -----------------------------
                                          JANUARY 1,         JANUARY 3,
                                             2001               2000
                                          ----------         ----------
BALANCE SHEET AMOUNTS
- ---------------------
Accounts receivable                        $   435            $ 1,128
Notes receivable                           $   100            $     -
Accounts payable                           $   343            $   103
Accrued liabilities                        $     -            $   353
Restated Credit Agreement                  $     -            $ 6,202
Capital leases                             $ 1,068            $ 1,877


                                                   FISCAL YEAR ENDED
                                     ------------------------------------------------
                                     JANUARY 1,         JANUARY 3,       DECEMBER 28,
                                        2001               2000              1998
                                     ----------         ----------       ------------
REVENUE AND TRANSACTION AMOUNTS
- -------------------------------
Owner fee income                       $ 685              $ 689             $ 714
Interest income                            -                141               117
                                       -----              -----             -----
                                       $ 685              $ 830             $ 831
                                       =====              =====             =====


                                                   FISCAL YEAR ENDED
                                        -------------------------------------------
                                        JANUARY 1,      JANUARY 3,     DECEMBER 28,
                                           2001            2000            1998
                                        ----------      ----------     ------------
EXPENSE AMOUNTS
- ---------------
Legal fees                               $  457          $  803          $1,152
Consulting fees                              60              40            --
Rent expense                               --               185             352
Owner depreciation                        1,069           1,526             647
Interest expense                            399             878               9
Non-cash compensation                     1,679            --              --
Shared officer expenses                     274             104            --
Loss on investment in affiliate            --             1,379           2,019
Management Services Agreement              --             4,696           5,593
                                         ------          ------          ------
                                         $3,938          $9,611          $9,772
                                         ======          ======          ======

NOTE 7:  LEASE RECEIVABLE

         As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 1, 2001 was approximately $9.8 million. We have recorded deferred gains of $8.0 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gain will be recognized over the life of the related capital leases. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and other long-term liabilities for $0.9 million and $7.1 million, respectively.

         We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

         Following is a schedule, by year, of future minimum lease payments receivable for operating leases at January 1, 2001:

    FISCAL YEAR ENDED
    -----------------
          2001                       $ 9,432
          2002                         8,281
          2003                         7,275
          2004                         5,937
          2005                         4,955
       Thereafter                     26,355
                                    --------
Total                               $ 62,235
                                    ========

NOTE 8:  PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:


                                                JANUARY 1,    JANUARY 3,    ESTIMATED
                                                   2001          2000      USEFUL LIVES
                                                ----------    ----------   ------------
Land and improvements                            $ 27,702      $ 28,645     0-15 years
Leasehold interest                                  1,855         1,855       15 years
Building and leasehold improvements                25,334        26,495    20-39 years
Equipment, furniture and fixtures                  31,179        29,930     3-15 years
                                                 --------      --------
                                                   86,070        86,925
Less accumulated depreciation                     (45,517)      (39,849)
                                                 --------      --------
                                                   40,553        47,076
                                                 --------      --------
Property held under capital leases                  2,863         2,930     3-20 years
Less accumulated amortization                        (894)         (574)
                                                 --------      --------
                                                    1,969         2,356
                                                 --------      --------
Net property and equipment                       $ 42,522      $ 49,432
                                                 ========      ========

         Depreciation expense of property and equipment was approximately $6.6 million, $10 million and $8.3 million for the fiscal years 2000, 1999 and 1998, respectively.

NOTE 9:  SENIOR NOTES

         On March 9, 1993, we sold approximately $85 million of 9 7/8% Senior Notes due June 15, 2000 (the "Senior Notes"). The Senior Notes were carried net of the related discount, which was being amortized over the life of the Senior Notes. Interest was payable June 15 and December 15 of each year until maturity. These notes were fully repaid in 2000. As of January 3, 2000, the amount outstanding net of discounts was $45.8.

                  During fiscal 2000, we repurchased on the open market, 48.0 million face value of Senior Notes at prices ranging approximately from $925.00 to $983.80 per $1000 principal amount. These purchases resulted in extraordinary gains in fiscal 2000 of $261,000.

         During fiscal 1999, we repurchased on the open market approximately $10 million face value of Senior Notes at prices ranging from $770.00 to $966.10 per $1000 principal amount. These purchases resulted in extraordinary gains in fiscal 1999 of approximately $849,000.

         During fiscal 1998, we repurchased on the open market approximately $1.7 million face value of our Senior notes at an average price of $887.90 per $1,000 principal amount. The resulting gain was immaterial.

NOTE 10: LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consists of the following:


                                                                                              JANUARY 1,         JANUARY 3,
                                                                                                 2001               2000
                                                                                              ----------         ----------
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, including interest at LIBOR plus 3.7% (10.27% at January 1,
   2001) secured by property and equipment.                                                    $ 11,662           $   --

Revolving credit note payable (Loan B) to Textron Financial Corporation payable on June 15, 2001. Installment payments of interest only are due monthly at 30%, secured by real estate, property and equipment, and subordinate to Loan A (See
   Note 15).                                                                                      5,873               --

Mortgages payable to FFCA Acquisition Corporation secured by thirty-two
   Company-owned restaurants, payable in 240 aggregate monthly
   installments of $133,295, including interest at 9.5%.                                        13,795             14,048

Obligations under capital leases, maturing at various dates through January 1,
   2018, secured by property and equipment, bearing interest ranging from 10% to
   17%. The leases are payable in monthly principal and interest installments
   averaging $197,000.                                                                            7,694              9,193

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and
   interest installments of $8,416 and $15,420.                                                     769              4,247

Various notes payable to banks, maturing at various dates through November 20,
   2005, secured by property and equipment, bearing interest ranging from 9% to
   9.75%. The notes are payable in monthly principal and interest installments
   ranging from $1,531 to $13,333.                                                                  745              1,229

Note payable under Restated Credit Agreement. This note was fully repaid
   during 2000.                                                                                    --                6,202
                                                                                               --------           --------

Total long-term debt and obligations under capital leases                                        40,538             34,919

Less current installments                                                                        (9,362)            (9,481)
                                                                                               --------           --------
Long-term debt, less current maturities                                                        $ 31,176           $ 25,438
                                                                                               ========           ========

         Although we continue to be obligated, approximately $9.8 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 7).

         The revolving credit note payable (Loan B) can be extended until June 15, 2002 at our option subject to certain conditions. Upon full repayment of the note, and after a 30 day waiting period, the note converts to a revolving line of credit with interest at LIBOR plus 4.5%. The facility for the line will be based upon 50% of the collateral pledged. The increase in the interest rate from 25% to 30% during the fourth quarter was the result of the sale of restaurants, reducing collateral.

         Aggregate maturities of long-term debt for each of the five succeeding years are as follows:

   FISCAL YEAR
      ENDED
   -----------
      2001                           $ 7,935
      2002                             1,379
      2003                             1,449
      2004                             1,451
      2005                             1,521
   Thereafter                         19,109
                                    --------
                                    $ 32,844
                                    ========

         The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of January 1, 2001:

   FISCAL YEAR
      ENDED
   -----------
      2001                                    $ 1,961
      2002                                        858
      2003                                      1,010
      2004                                        751
      2005                                        897
   Thereafter                                   7,413
                                              -------

Total minimum lease payments                   12,890
Less amount representing
  interest                                     (5,196)
                                              -------
Present value of minimum
  lease payments                              $ 7,694
                                              =======

         As a result of the Merger, the Company assumed debt due to the CKE Group under the Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement previously consolidated all of the debt under the Checkers' loan agreement and the credit line into a single obligation. This obligation was paid in full during 2000.

         Also, as a result of the Merger, we assumed a mortgage financing agreement with FFCA Acquisition Corporation ("FFCA"), which is collateralized by 24 restaurants. This mortgage financing is payable monthly at $93,213, including interest at 9.5% and has a term of 20 years. On December 18, 1998, the Company entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation ("FFCA") pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000.

         The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were not in compliance with one of the financial covenants for the fiscal year ending January 1, 2001. We have received a waiver for the financial covenant we were not in compliance with for the year ended January 1, 2001. If the thirty-two restaurants included in the FFCA Mortgage transactions are not in compliance with certain financial performance covenants, the Company is allowed to substitute another property as security for the debt.

         On December 23, 1999, we completed a sales leaseback agreement with FFCA involving nine properties for $3.5 million. As a result of this transaction, we recorded a $2 million capital lease obligation, payable in monthly amounts ranging from $1,134 to $5,409 with an interest rate of 10%. The leases have a term of 20 years.

         The Company leases various restaurant facilities, security equipment and a corporate telephone system which are recorded as capital leases with effective interest rates ranging from 7.0% to 16.03%.

NOTE 11: INCOME TAXES

         Under the provisions of SFAS No. 109, the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at January 1, 2001 and January 3, 2000 were as follows (in thousands):


                                                              JANUARY 1,         JANUARY 3,
                                                                 2001               2000
                                                              ----------         ----------
Deferred tax assets:
  Net operating loss carryforwards                             $ 10,825           $ 10,655
  Excess of tax basis over book basis of property,
     equipment and intangibles                                      343              1,108
  Accruals, reserves and other                                   13,513             14,468
  Alternative minimum tax and tax credit carryforward             1,760              1,760
                                                               --------           --------
                                                                 26,441             27,991
Less valuation allowance                                        (26,441)           (27,991)
                                                               --------           --------

Net deferred tax assets                                        $   --             $   --
                                                               ========           ========

Deferred tax liabilities                                       $   --             $   --
                                                               ========           ========

         As a result of the Merger, and the Internal Revenue Code section 382 limitation (see below) certain deferred income tax assets of Rally's were reduced. This reduction of $ 14.6 million in deferred income tax assets required an adjustment to the Rally's valuation allowance that was recorded at December 28, 1998. Additionally, deferred income tax assets and liabilities of Checkers were recorded on the balance sheet of Rally's, as of the Merger date and are reflected in the January 3, 2000 amounts. The Checkers' deferred income tax assets of $13.5 million were subject to a 100% valuation allowance at the Merger date (see Note 3: Merger).

         As a result of the Merger, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. As a result of this ownership change, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the merger, before the ownership change, in offsetting taxable income arising after the ownership change. As of August 9, 1999 Rally's and Checkers had net operating loss carryforwards of approximately $49.8 million and $60.9 million, respectively for a combined total of $110.7 million. The Company believes that the limitations imposed by Internal Revenue Code Section 382 could restrict the prospective utilization of the total net operating loss carryforward to approximately $31.3 million over the carryforwards life of the net operating losses. The remaining net operating loss carryforward of $79.4 million could expire before becoming available under these limitations. The $31.3 million net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company had approximately $2 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available, indefinitely.

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

         Income tax (benefit) expense consists of the following:

                                           FISCAL YEAR ENDED
                              ---------------------------------------------
                              JANUARY 1,       JANUARY 3,      DECEMBER 28,
                                 2001             2000             1998
                              ----------       ----------      ------------
Current-State                  $ (475)           $ 336            $ 252
Deferred                       $    -            $   -            $   -
                               ------            -----            -----
Total income tax expense       $ (475)           $ 336            $ 252
                               ======            =====            =====

         Income tax (benefit) expense for the years ended 2000, 1999 and 1998 consisted solely of state income taxes. The benefit for 2000 was the result of a favorable tax ruling during 2000.

         The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statement of Operations:


                                                           FISCAL YEAR ENDED
                                                 ----------------------------------------
                                                 JANUARY 1,    JANUARY 3,    DECEMBER 28,
                                                    2001          2000          1998
                                                 ----------    ----------    ------------
Expense (benefit) computed at statutory rate      $   796       $(8,970)      $(2,562)
Tax effect of equity in loss of affiliate               8           469           687
State and local income taxes, net of federal
     income tax expense (benefit)                    (475)          336           252
Permanent differences                                 800          --            --
Change in deferred tax asset valuation
     allowance                                     (1,550)        8,250         2,017
Other                                                 (54)          251          (142)
                                                  -------       -------       -------
                                                  $  (475)      $   336       $   252
                                                  =======       =======       =======

NOTE 12: STOCKHOLDERS' EQUITY

         As a result of the Merger, Checkers was the surviving entity. As such, the stock based compensation plans that survived were those of Checkers. However, due to the fact that the Merger was accounted for as a reverse acquisition by Rally's, the historical financial information regarding the stock based compensation plans presented below are those of Rally's. All figures presented below have been adjusted to give effect to the Merger adjusted for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse stock split, where applicable.

A) STOCK-BASED COMPENSATION PLANS - In August 1991, the Company adopted the 1991 stock option plan ("1991 Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares can be granted to eligible salaried individuals. The plan was first amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667. A second amendment to the plan was made on September 15, 2000 to increase the number of shares to 1,500,000.

         In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was first amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and
(iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. On September 15, 2000, the Directors Plan was amended a second time to provide for a special one-time grant of 550,000 options to the members of the Board of Directors. It was also amended to allow the Board of Directors to make additional discretionary grants under the directors' plan, at their sole discretion.

         Both the 1991 Plan and the Directors Plan provide that the shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and all options will expire after ten years from the date granted.

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

         A summary of the status of all options granted to employees, directors, and to non-employees at January 1, 2001, January 3, 2000 and December 28, 1998, and changes during the years then ended is presented in the table below. All references to number of shares and per share amounts have been adjusted for the exchange ratio of 1.99 to 1 and the subsequent one-for-twelve reverse split that was effected in August 1999.

                        (Shares represented in thousands)


                                             JANUARY 1, 2001        JANUARY 3, 2000      DECEMBER 28, 1998
                                           -------------------   --------------------  ----------------------
                                                     WTD. AVG.              WTD. AVG.               WTD. AVG.
                                                     EXERCISE               EXERCISE                EXERCISE
                                           SHARES     PRICE      SHARES       PRICE    SHARES         PRICE
                                           ------    ---------   ------     ---------  ------       ---------
Outstanding shares at beginning of year     1,605     $ 4.72       935       $ 8.20      640        $ 18.03
Assumed in Merger                               -          -       650         9.56        -              -
Granted at price below market                 945       2.00         -            -        -              -
Granted at price above market                 400       5.50         -            -        -              -
Granted at price equal to market              142       2.03       562         1.85    1,091           7.60
Exercised                                    (192)         2         -            -       (8)          9.83
Forfeited                                    (110)      2.54      (487)       13.38     (277)         13.63
Expired                                       (22)      8.60       (55)        9.87     (510)         15.32
                                            -----     ------     -----       ------    -----         ------
Outstanding at end of year                  2,768     $ 4.03     1,605       $ 4.72      935         $ 8.20
                                            =====     ======     =====       ======    =====         ======
Exercisable at end of year                  2,014     $ 4.05     1,092       $ 5.89      765         $ 9.29
Weighted average of fair value of
    options granted                                   $ 2.96                 $ 1.48                  $ 5.43

         The following table summarizes information about stock options outstanding at January 1, 2001:


                                                       WTD. AVG
                                   OUTSTANDING         REMAINING          WTD AVG.            NUMBER             WTD. AVG
        RANGE OF                      AS OF           CONTRACTUAL         EXERCISE          EXERCISABLE          EXERCISE
     EXERCISE PRICES             JANUARY 1, 2001       LIFE (YRS)      JANUARY 1, 2001    JANUARY 1, 2001          PRICE
     ---------------             ---------------      -----------      ---------------    ---------------        --------
$1.28-$2.00                           840,000              9.1               1.814             840,000             1.814
$2.01-$4.00                         1,104,751              7.3               2.752             768,669             3.017
$4.01-$8.00                           670,448              7.9               5.081             251,995             4.457
8.01-$16.00                            91,483              6.4              13.570              91,483            13.570
16.01-$61.56                           61,533              3.0              31.628              61,533            31.628
                                    ---------              ---             -------           ---------           -------
                                    2,768,215              7.8             $ 4.031           2,013,680           $ 4.049
                                    =========              ===             =======           =========           =======

         If the compensation cost for all option grants to employees and directors had been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                                    FISCAL YEAR ENDED
                                                                     ---------------------------------------------------
                                                                     JANUARY 1,         JANUARY 3,          DECEMBER 28,
                                                                        2001               2000                 1998
                                                                     ----------         ----------          ------------
Net  income (loss)                               As reported           $ 2,342          $ (25,888)           $ (7,535)
                                                 Pro forma             $ 1,727            (26,293)            (10,916)

Basic earnings (loss) per common share           As reported              0.25              (3.89)              (1.67)
                                                 Pro forma                0.18              (3.95)              (2.42)

Diluted earnings (loss) per common share         As reported              0.23              (3.89)              (1.67)
                                                 Pro forma                0.17              (3.95)              (2.42)

         For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


ASSUMPTIONS                             2000                 1999                 1998
- ------------------------            -----------           -----------         -----------
Risk-free interest rates            5.22%-6.19%           4.95%-5.68%         4.18%-5.71%
Volatility                              83%                  100%                 86%
Expected lives (months)                  48                   48                   48

         An expected dividend yield of zero percent was used for all periods based on the Company's history of no dividend payments.

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $10,000 in 1998 related to the purchase discount offered under the Rally's 1993 Stock Purchase Plan which was terminated in 1998.

         On August 5, 1999, the Company's shareholders approved a new employee stock purchase plan ("Stock Purchase Plan"). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company's matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee's voluntary contributions, and any matching contributions by the Company, to purchase the Company's stock at prevailing market rates. The Company made $19,038 in matching contributions during 2000 for employee contributions made in 1999. No matching contributions were made by the Company during 1999.

B) STOCK BASED COMPENSATION - Non-cash compensation resulted from three separate stock option transactions. On September 15, 2000, the vesting period and period to exercise for 209,916 of the shared executives options were modified. Concurrent to this modification, services from these shared executives ceased. Due to the modification, a new measurement date was set, resulting in the recognition of approximately $493,000 in compensation expense.

         On April 10, 2000, the Board of Directors approved the grant of 550,000 stock options to the non-employee directors and 25,000 stock options to one employee director. The grant price was set on April 10, 2000, however, shareholder approval took place on September 15, 2000. In accordance with APB No. 25, the measurement date for determining the market value of these options is on September 15, 2000, resulting in the recognition of approximately $1,186,000 in compensation expense.

         On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be approved for allocation to the 1991 employee stock option plan by the shareholders' of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense recognized in 2000 was approximately $54,000. Deferred compensation related to these options is $247,000, and will be recognized over the remaining three year vesting period.

C) SHAREHOLDER RIGHTS OFFERING - A Shareholder Rights Offering (the "Offering") was completed by Rally's on September 26, 1996. Rally's distributed to holders of record of its common stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights to purchase units consisting of one share of Rally's common stock and one warrant (the "Rights Offering Warrant") to purchase an additional Share of Rally's common stock. Due to the fact that upon completion of the Merger, Rally's corporate existence ceased, the Rally's Rights Offering Warrants were exchanged for newly issued Checkers warrants (the "Checkers Rights Offering Warrants"). The Company issued Checkers Rights Offering Warrants to purchase 798,281 of the Company's common stock. The Checkers Rights Offering Warrants are exercisable from the date of issuance and continuing until September 26, 2001. The exercise price of each Checkers Rights Offering Warrant is $4.52, representing an exercise price reduction of two thirds from the original Rights Offering Warrants approved by the Company's Board of Directors on September 20, 1999. The Company may redeem the Checkers Rights Offering Warrants at $.01 per warrant, upon 30 days' prior written notice in the event the closing price of the Company's Common Stock equals or exceeds $36.18 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Checkers Rights Offering Warrants are publicly held and are traded on the NASDAQ (trading symbol: CHKRZ). If all of the Checkers Rights Offering warrants were exercised, it would provide the Company with $3.6 million in proceeds. During fiscal 2000, 1,048 warrants were exercised.

D) WARRANTS - As a result of the Merger, the Company assumed warrants previously issued by Checkers in settlement of litigation (the "Settlement Warrants"). The Settlement Warrants permit the acquisition of an aggregate 425,000 shares of the Company's Common Stock. The Settlement Warrants are exercisable at any time during the thirty day period beginning from the date approval is obtained from the Securities and Exchange Commission for this registration. The Company's Board of Directors reduced the original exercise price of $1.375 by two thirds effective September 20, 1999 to $0.4583. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $5.50 per share. If all of the Settlement Warrants were to be exercised, they would provide approximately $2.3 million in additional proceeds.

         Also as a result of the Merger, the Company assumed 20 million warrants issued by Checkers on November 22, 1996 in connection with the restructuring of its primary credit facility (the "Restructuring Warrants"). The Restructuring Warrants are exercisable at any time from the date of issuance until November 22, 2002. The Company's Board of Directors reduced the original exercise price of $0.75 by two thirds effective September 20, 1999 to $0.25. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $3.00 per share. If all of the Restructuring Warrants were to be exercised, they would provide approximately $5 million in additional proceeds. The Company registered the common stock issuable under the Restructuring Warrants and is obligated to maintain such registration for the life of the warrants. The holders of the Restructuring Warrants also have other registration rights relating to the common stock to be issued thereunder. The Restructuring Warrants contain customary anti-dilution provisions. During fiscal 2000, 1,139,592 warrants were exercised.

NOTE 13: QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table represents selected quarterly financial data for the periods indicated (in 000's except per share data). Earnings per share are computed independently for each of the quarters presented. Fiscal 1999 earnings per share have been impacted by the effects of the Merger. Accordingly, the sum of the quarterly earnings per share in fiscal 2000 and 1999 does not equal the total computed for the year:


                                           FIRST             SECOND             THIRD             FOURTH
                                          QUARTER            QUARTER           QUARTER            QUARTER             TOTAL
                                         ---------          ---------         ---------          ---------          ---------
YEAR ENDED JANUARY 1, 2001
Revenues                                 $  52,187          $  47,106         $  37,820          $  44,077          $ 181,190
Income (loss) from operations                1,154              2,923             1,735              2,239              8,051
Net income (loss) before
   extraordinary item                         (534)             1,379               809                917              2,571
Extraordinary item                             109                152              --                 (490)              (229)
                                         ---------          ---------         ---------          ---------          ---------
Net income (loss)                             (425)             1,531               809                427              2,342
                                         =========          =========         =========          =========          =========
Earnings (loss) per share before
   extraordinary item:
   Basic                                     (0.06)              0.14              0.09               0.10               0.27
                                         =========          =========         =========          =========          =========
   Diluted                                   (0.06)              0.14              0.08               0.09               0.25
                                         =========          =========         =========          =========          =========
YEAR ENDED JANUARY 3, 2000
Revenues                                 $  30,119          $  36,368         $  45,604          $  89,744          $ 201,835
Income (loss) from operations                  109              2,205               803            (20,301)         $ (17,184)
Net income (loss) before
   extraordinary item                       (1,603)               355            (1,364)           (24,125)           (26,737)
Extraordinary item                            --                 --                --                  849                849
                                         ---------          ---------         ---------          ---------          ---------
Net income (loss)                           (1,603)               355            (1,364)           (23,276)           (25,888)
                                         =========          =========         =========          =========          =========
Earnings (loss) per share before
    extraordinary item:
    (basic and diluted)                  $   (0.38)         $    0.03         $   (0.20)         $   (2.51)         $   (4.02)
                                         =========          =========         =========          =========          =========

NOTE 14: COMMITMENTS AND CONTINGENCIES

A) LEASE COMMITMENTS - The Company leases land and buildings generally under agreements with terms of, or renewable to, 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense totaled $7.0 million, $11.4 million and $5.0 million in 2000, 1999 and 1998, respectively.

         Following is a schedule, by year, of future minimum lease commitments for operating leases at January 1, 2001:

                 YEAR
             ------------
                 2001                              $ 16,960
                 2002                                14,768
                 2003                                12,328
                 2004                                 9,457
                 2005                                 7,897
              Thereafter                             43,386
                                                  ---------
             Total                                $ 104,796
                                                  =========

B) SELF INSURANCE - For 2000 the Company was self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. Currently, for workers' compensation, the Company is insured, but maintains $2.1 million as collateral securing prior period self insured claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

C) EMPLOYMENT CONTRACT- Effective November 20, 2000, the Company entered into a new employment agreement with its Chief Executive Officer. This new contract terminates the agreement dated December 14, 1999. The CEO will continue to serve as a director of the Company. The term of the agreement is for three years with two additional one year options to extend at the Company's option. The annual base salary of $440,000 shall be increased by 5% each year. The CEO is entitled to participate in the Company's incentive bonus plan and was granted options to purchase 200,000 shares of the Company's common stock at $5.00 per share and 200,000 shares at $6.00 per share. The options cliff vest three years from the date of the agreement. The agreement may be terminated at any time for cause. If the CEO is terminated without cause, he will be entitled to receive a lump sum amount equal to the remaining term of the contract. The agreement contains confidentiality and non-competition provisions.

D) LITIGATION - JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery was completed in August 1999. Expert discovery was completed in June 2000. Motions for Summary Judgment were filed by the parties in September, 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverage's will apply.

         FIRST ALBANY CORP. V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint names the company and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also names Rally's and Giant as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger is consummated, recission of the proposed merger and costs and disbursements incurred in connection with bringing the action. In view of a decision by Checkers, Giant and Rally's not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide Checkers and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between Checkers and Rally's, no amendment has been filed to date even though the merger of Checkers and Rally's was completed on August 9, 1999. We believe the lawsuit is without merit and intend to defend it vigorously in the event that plaintiffs seek to renew the lawsuit.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of our common stock. The complaint names Checkers and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also names Rally's and Giant as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger is consummated, rescission of the proposed merger and costs and disbursements incurred in connection with bringing the action. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the company and all other defendants with an open extension of time to respond to the complaint. Although, plaintiffs indicated that they would likely file an amended complaint in the event of the consummation of a merger between Checkers and Rally's, no such amendment has been filed to date even though the merger of Checkers and Rally's was completed on August 9, 1999. The company believes the lawsuit is without merit and intends to defend these actions vigorously.

         GREENFELDER ET AL. V. WHITE, JR., ET AL. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled GAIL P. GREENFELDER AND POWERS BURGERS, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. A companion complaint was also filed in the same Court on May 21, 1997, entitled GAIL P. GREENFELDER, POWERS BURGERS OF AVON PARK, INC., AND POWER BURGERS OF SEBRING, INC. V. JAMES F. WHITE, JR., CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. In the event the settlement is not consummated, we intend to defend vigorously.

         CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC., ET AL. On August 10, 1995, a state court counterclaim and third party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled TAMPA CHECKMATE FOOD SERVICES, INC., CHECKMATE FOOD SERVICES, INC. AND ROBERT H. GAGNE V. CHECKERS DRIVE-IN RESTAURANTS, INC., HERBERT G. BROWN, JAMES E. MATTEI, JAMES F. WHITE, JR., JARED D. BROWN, ROBERT G. BROWN AND GEORGE W. COOK. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, Checkers sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with Checkers. The counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

         The case was tried before a jury in August of 1999. The court entered a directed verdict and an involuntary dismissal as to all claims alleged against Robert G. Brown, George W. Cook, and Jared Brown. The court also entered a directed verdict and an involuntary dismissal as to certain other claims alleged against Checkers and the remaining individual counterclaim defendants, James E. Mattei, Herbert G. Brown and James F. White, Jr. The jury returned a verdict in favor of Checkers, James E. Mattei, Herbert G. Brown and James F. White, Jr. as to all counterclaims brought by Checkmate Food Services, Inc. and in favor of Mr. Mattei as to all claims alleged by Tampa Checkmate and Mr. Gagne. In response to certain jury interrogatories, however, the jury made the following determination: (i) that Mr. Gagne was fraudulently induced to execute a certain unconditional guaranty and that Checkers was therefore not entitled to enforce its terms; (ii) that Checkers, H. Brown and Mr. White fraudulently induced Tampa Checkmate to execute a certain franchise agreement whereby Tampa Checkmate was damaged in the amount of $151,331; (iii) that Checkers, H. Brown and Mr. White violated a provision of the Florida Franchise Act relating to that franchise agreement whereby Tampa Checkmate and Mr. Gagne were each damaged in the amount of $151,331; and (iv) that none of the Defendants violated Florida's Deceptive and Unfair Trade Practices Act relating to that franchise agreement.

         We believe that the responses to the jury interrogatories described above are "advisory" because of certain pre-trial orders entered by the Court. As a result, we believe that the responses contained in the jury interrogatories are not binding on the trial court, and that it is incumbent on the trial court to weigh the evidence and enter its own verdict. The trial court nonetheless determined that the responses to the jury interrogatories described above are binding upon it and entered a final judgment accordingly. We believe that the entry of the judgment was erroneous and we have filed a notice of appeal to the Court of Appeals for the Second District of Florida.

         On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC. In July 1997,

Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. The Adversary Complaint sought a preliminary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' marks and trade dress notwithstanding the termination of its franchise agreement on April 8, 1997. Tampa Checkmate filed a counterclaim to Checkers complaint that essentially contained the same claims set forth in the amended counterclaim filed in the state court action. The court granted Checkers' motion for preliminary injunction on July 23, 1998, and Tampa Checkmate de-identified its restaurant. On December 15, 1998, the Court granted Checkers motion to convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. The bankruptcy court has granted Checkers' motion to lift the automatic stay imposed by 11 U.S.C. ss.362 to allow Checkers to proceed with the disposition of the property which is the subject of its mortgage. The counterclaim in the bankruptcy proceedings remains pending, but we believe the merits of the counterclaims were already determined by state court proceedings described above.

         TEX-CHEX, INC. ET AL V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET. AL. On February 4, 1997, a petition was filed against Checkers and two former officers and directors of Checkers in the District Court of Travis County, Texas 98th Judicial District, entitled TEX-CHEX, INC., BRIAN MOONEY, AND SILVIO PICCINI V. CHECKERS DRIVE-IN RESTAURANTS, INC., JAMES MATTEI, AND HERBERT G. BROWN. The original petition generally alleged that Tex-Chex, Inc. and the individual plaintiffs were induced into entering into two franchise agreements and related personal guarantees with Checkers based on fraudulent misrepresentations and omissions made by Checkers. On October 2, 1998, the plaintiffs filed an amended petition realleging the fraudulent misrepresentations and omission claims set forth in the original petition and asserting additional causes of action for violation of Texas' Deceptive Trade Practices Act and violation of Texas' Business Opportunity Act. The parties reached a settlement in March 2001.

         DOROTHY HAWKINS V. CHECKERS DRIVE-IN RESTAURANTS, INC. AND KPMG PEAT MARWICK. On March 4, 1999, a state court complaint was filed in the Circuit Court in and for Pinellas County, Florida, Civil Division. The Complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with the Company based on misrepresentations and omissions made by Checkers. The Complaint asserts claims for breach of contract, breach of the implied convenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the Complaint and intends to defend the lawsuit vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit can be made at this time.

         We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

E) PURCHASE COMMITMENTS -The Company has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by those agreements aggregate approximately $80.9 million in 2001 and a total of approximately $61.3 million for the years 2002 through 2006.

F) CHICAGO BANKRUPTCY - On December 27, 1999, a subsidiary of the Company, Checkers of Chicago, Inc., a Delaware corporation, discontinued operations in the Chicago metropolitan area and on January 7, 2000, filed for relief under Chapter 7 of the United States Bankruptcy Code. Checkers of Chicago, Inc. had operated eight restaurants as a general partner of certain limited partnerships and three Company-owned restaurants. During fiscal 2000, two of these restaurants were acquired by franchisees and are currently operating. The other Checkers and Rally's restaurants operated by Checkers Drive-In Restaurants and its franchisees are not affected by this action.

NOTE 15: SUBSEQUENT EVENTS (UNAUDITED)

A) REACQUIRED RESTAURANTS - On January 17, 2001, we reacquired 17 Checkers' restaurants in Philadelphia which were previously sold to a franchisee in 1999. In addition, 10 Rally's restaurants in Toledo, being operated by a franchisee, were reacquired. In February 2001, the Philadelphia restaurants were sold to a different franchisee for $2.1 million. We expect to realize a gain on the sale which will be recognized on an installment method through 2005, with a majority of the gain recognized in 2005.

B) COMMITMENTS - On February 15, 2001, we committed to the purchase and installation of $2.3 million of point-of-sale systems in 149 Company-owned restaurants.

C) REFINANCING - On March 16, 2001, we received a commitment from Heller Financial, Inc. to refinance the note payable to Textron Financial Corporation (Loan B) coming due on June 15, 2001. The balance of the note was $5.9 million on January 1, 2001. The commitment calls for 30 equal payments of principal and interest at 14% per annum, secured by equipment in 60 Company-owned restaurants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of our directors and the positions they hold:


NAME                                     AGE                 POSITION
- ----                                     ---                 --------
William P. Foley, II                     56                  Chairman of the Board of Directors
Peter C. O'Hara                          45                  Director and Vice Chairman of  the Board
Daniel J. Dorsch                         48                  President, Chief Executive Officer and Director
Terry N. Christensen                     60                  Director
Willie D. Davis                          66                  Director
David Gotterer                           72                  Director
Ronald B. Maggard                        51                  Director
Clarence V. McKee                        58                  Director
Burt Sugarman                            62                  Director

         WILLIAM P. FOLEY, II has served as a director since November 1996 and as Chairman of the Board since June 1997. Mr. Foley has been Chairman of the Board of Santa Barbara Restaurant Group, Inc. since July 1997. He has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. which, through its subsidiaries, is a title insurance underwriting company, since its formation in 1984. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors of CKE Restaurants, Inc., owner, operator and franchisor of quick-service restaurants, primarily under the Carl's Jr. and Hardee's brand names, and is a director of Micro General Corporation, Miravant Medical Technologies and Fresh Foods, Inc.

         PETER C. O'HARA has served as a director since June 1998 and Vice Chairman since September 1999. He has served as president of Capital Management of L.I., N.Y., Inc., a Checkers franchise area developer for Long Island, New York, since March 1994.

         DANIEL J. DORSCH has served as the Chief Executive Officer, President and a director since December 1999. Mr. Dorsch is also a multi-unit franchise owner for Papa John's Pizza, earning franchisee of the year in 1998. Since 1994, Mr. Dorsch has also owned and operated franchises with Honda, Kawasaki, Yamaha, Suzuki, & Seadoo.

         TERRY N. CHRISTENSEN has served as a director since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of Giant Group, Ltd. and MGM Mirage. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP performed legal services for us in 1999 and 2000. Such services have related to litigation, compliance with securities laws and other business matters.

         WILLIE D. DAVIS has served as a director since August 1999. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently also serves on the board of directors of Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, Metro-Goldwyn-Mayer Inc., MGM Mirage, Basset Furniture Industries, Incorporated and the Strong Fund.

         DAVID GOTTERER has served as a director since August 1999. Mr. Gotterer has been a partner in the accounting firm of Mason & Company, LLP, New York, New York, for more than the past five years. Mr. Gotterer is a director and Vice Chairman of Giant Group, Ltd.

         RONALD B. MAGGARD has served as a director since August 1999. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, CA, which owns 20 franchised Long John Silver Restaurants and President of Midstate Distributing, Lexington, Kentucky, which is a Miller Distributing Company.

         CLARENCE V. MCKEE has served as a director since June 1996. Mr. McKee has been the President and Chief Executive Officer of McKee Communications, Inc., a Tampa, Florida based company engaged in the acquisition and management of communications companies, since October 1992. He is a former chairman of the Florida Association of Broadcasters and former director of Florida Progress Energy Corporation and its subsidiary Florida Power Corporation.

         BURT SUGARMAN has served as a director since June 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of Giant Group, Ltd. for the past five years. Mr. Sugarman served as Chairman of the Board of Rally's Hamburgers, Inc. from November 1994 to October 1997.

EXECUTIVE OFFICERS

         Set forth below is a description of the business experience and the ages of our executive officers, other than Mr. Dorsch, whose experience is described above. Executive officers serve at the discretion of our Board of Directors.

         STEVE COHEN (49) has served as our Senior Vice President of Human Resources since December 1997. From May 1995 to December 1997, Mr. Cohen was the Field Human Resources Manager for EZCorp in Austin, Texas.

         WENDY A. BECK (36) has served as our Chief Financial Officer since November 2000. She has served as Vice President of Finance and Treasurer of Checkers since April 1997. She also served as Vice President of Finance and Treasurer of Rally's from December 1997 until August 1999. Since 1993, Ms. Beck has held the following positions with Checkers: Treasurer from November 1995 to April 1997; Senior Director of Tax and Treasury from August 1995 to April 1997; Director of Tax from November 1994 to August 1995; and Tax Manager from March 1993 to November 1994.

         ADAM NOYES (31) has served as Vice President of Purchasing and Operations since August 2000. He served as Vice President of Purchasing and Quality Assurance from October 1998 to August 2000. Senior Director of Purchasing from May 1998 to September 1998. Director of Purchasing from June 1996 to April 1998. Prior to this, Mr. Noyes served Checkers in the capacity of Restaurant Support Services from April 1991 to May 1996.

         KEITH SIROIS (49) has served as Vice President of Franchise Operations since September 1999. From September 1998 to September 1999, he served as Checkers' Director of Franchise Operations. Mr. Sirois served as a franchise business consultant with Checkers from August 1996 to September 1998. From March 1992 to September 1996, Mr. Sirois served as Vice President of Franchise Operations for Heartwise Express, Inc. in Chicago, Illinois.

         RICHARD SVEUM (44) has served as Vice President of Franchise Sales and Development since September 1999. Mr. Sveum has served in various capacities for Checkers since 1993, including: Director of Franchise Sales from July 1998 to September 1999; Senior Manager of Champion, formerly the modular restaurant division of Checkers, and Franchise Sales from September 1997 to July 1998; and franchise business consultant from October 1993 to September 1997.

         RICHARD TURER (39) has served as Vice President of Marketing since September 1999. From July 1998 to September 1999, Mr. Turer served as Director of Marketing for Checkers and Rally's. From May 1995 to July 1998, he was self-employed and operated Mill House McCabe, a marketing and promotional company, in Sparta, New Jersey.

         BRIAN R. DOSTER (41) has served as Vice President, Corporate Counsel and Secretary since November, 2000. He served previously as Assistant General Counsel and Assistant Secretary of Checkers since April 1999 and September 1999, respectively. From November 1985 to April 1999, he was an attorney for Amoco Corporation in Chicago, Illinois.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the commission on or before May 2, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Commission on or before May 2, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning in September 1999 the Company engaged Peter O'Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Mr. O'Hara discontinued these services in June 2000. Fees for 2000 and 1999 totaled $60,000 and $40,000, respectively.

         We shared certain officers and directors with Santa Barbara Restaurant Group, inc. (Santa Barbara) beginning in 1999 through September 2000. We paid $274,338 and $104,408 to Santa Barbara for salary payments made on our behalf. During 2000, Mr. Foley was the chairman of the Board of Directors for both Santa Barbara and Checkers Drive-In restaurants, Inc.

         Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP, a law firm in which Mr. Christensen is a named partner, performed legal services for the Company during 2000 and 1999 amounting to $457,000 and $803,000, respectively. Such services have related to the defense of certain litigation, compliance with securities laws and other business matters.

         During 2000, additional options were granted to members of the Board of Directors and shared executives at an exercise price below the market price of the common stock. Accordingly, non-cash compensation expense of $1.2 million and $0.5 million was recorded for members of the Board of Directors and shared executives, respectively. During fiscal 2000, certain shared executives exercised 90,000 stock options.

         Pursuant to our current employment agreement with Mr. Dorsch, the Company accepted a $100,000 note on December 14, 2000 in connection with the exercise of 100,000 stock options. The Company will receive 3 equal annual payments on January 1, beginning in 2002. Interest on the unpaid principal portion accumulates at a rate of 5% per annum.

         Prior to the Merger in August 1999, the Company and Rally's Hamburgers, Inc. were parties to a management services agreement (the "Management Services Agreement") pursuant to which Checkers provided key services to Rally's, including executive management, financial planning and accounting, franchise, purchasing and human resources services. In addition, Checkers and Rally's shared certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. The total cost of the services provided by Checkers to Rally's in 1999 was $4.7 million.

         During fiscal 1999, we entered into four lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc. whereby we purchased security equipment for our restaurants valued at $651,346. The lease agreements are payable monthly ranging from $3,065 to $10,785, including effective interest rates ranging from 13.381% to 14.04%. All of the leases have terms of 3 years.

         On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's Jr. format. Including closures from prior periods, there are 23 remaining restaurants as of January 1, 2001 operating under the agreement. Such agreement is cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as, the operating expenses of all the restaurants. The Company retains ownership of all the restaurants, two of which are Carl's Jrs. and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale, by the Company, of any of the restaurants, the Company and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.0      The following financial statements of the Registrant are
                  included in Part II, Item 8:

                  Index to Consolidated Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of January 1, 2001 and January 3, 2000.

                  Consolidated Statements of Operations and Comprehensive Income for each of the three years in the three-year period ended

                  January 1, 2001. Consolidated Statements of Shareholders' Equity for each of the three years in the three-year period ended January 1, 2001.

                  Consolidated Statements of Cash Flow for each of the three years in the three-year period ended January 1, 2001.

                  Notes to Consolidated Financial Statements

         2.0 All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

         3.0 The list of exhibits set forth in Item 14, (c) below is incorporated herein by reference.

(b)               Reports on Form 8-K.
                  None.

(c)               List of Exhibits

         2.1 Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. filed as exhibit 10.18 to the Company's 1998 Form 10-K and incorporated herein by reference.

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

         3.3 Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.3 to the Registrant's Form 10-K for the year ended January 3, 2000.

         3.4 Certificate of Merger of Domestic Corporations dated August 9, 1999, as filed with the Commission as Exhibit 3.4 to the Registrant's Form 10-K for the year ended January 3, 2000.

         3.5 Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.5 to the Registrant's Form 10-K for the year ended January 3, 2000.

         3.6 By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

      ** 3.7      Certificate of Incorporation of Checkers of Puerto Rico,
                  Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000.

      ** 3.8 Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

      ** 3.9 Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

     ** 3.10 Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000.

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

         4.3 Form of Warrant Agreement dated August 9, 1999 between Checkers Drive-In Restaurants, Inc. and American Stock Transfer and Trust Company, Inc., as a Warrant Agent including form of Warrant Certificate, as filed with the Commission as
                  Exhibit 4.3 to the Registrant's Form 10-K for the year ended January 3, 2000.

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

         4.9 Warrant Agreement dated March 11, 1997, between the Registrant and Chasemellon Shareholder Services, L.L.C., as filed with the Commission as Exhibit 10.38 to the 10K dated December 29, 1997, is hereby incorporated by reference.

         4.10 Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

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

         10.3 Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company's proxy statement dated May 15, 1998 is incorporated herein by reference.

         10.4 1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company's form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

         10.5 Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference).

         10.6 Note Repayment Agreement dated as of April 12, 1996 between the Company and Nashville Twin Drive-Thru Partners, L.P., as filed with the Commission as Exhibit 10.36 to the Company's Form 10-K for the year ended January 1, 1996, is hereby incorporated by reference.

         10.7 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

         10.8 Employment Agreement between the Company and Daniel J. Dorsch dated December 14, 1999, as filed with the Commission as
                  Exhibit 10.17 to the Registrant's Form 10-K for the year ended January 3, 2000.

         10.9 Checkers Drive-In Restaurants, Inc. Employee Stock Purchase Plan, as filed with the Commission as Exhibit 10.18 to the Registrant's Form 10-K for the year ended January 3, 2000.

         10.10 Loan Agreement: Senior Credit Facility A between the Registrant and Textron Financial Corporation, dated June 15, 2000 as filed with the Commission as Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

         10.11 Loan Agreement: Subordinate Credit Facility B and C between the Registrant and Textron Financial Corporation, dated June 15, 2000, as filed with the Commission as Exhibit 10.20 to the Registrant's Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

      ** 10.12 Asset Purchase Agreement between the Registrant and Titan Holdings, LLC, dated January 26, 2000.

      ** 10.13 Asset Purchase Agreement between the Registrant and Altes, LLC, dated April 24, 2000.

      ** 10.14 Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000.

      ** 10.15 Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000.

      ** 10.16 Employment Agreement, dated November 20, 2000, between the Registrant and Daniel J. Dorsch.

         21       Subsidiaries of the Company:
                  (a) Rally's of Ohio, Inc., an Ohio corporation.
                  (b) Self-Service Drive-Thru,  Inc., a Louisiana corporation
                      (merged with Rally's, effective December 28, 1998).
                  (c) Rally's Finance, Inc., a Delaware corporation (merged with
                      Rally's December 28, 1998).
                  (d) Rally's Management, Inc., a Kentucky corporation.
                  (e) ZDT Corporation, a Missouri corporation (merged with
                      Checkers June 8, 2000).
                  (f) RAR, Inc., a Delaware corporation (merged with Rally's effective December 28, 1998).
                  (g) MAC1, Inc., a Delaware corporation (merged with Checkers
                      June 8, 2000).
                  (h) Hampton Roads Foods, Inc., a Louisiana corporation (merged with Checkers June 9, 2000).
                  (i) Checkers of Puerto Rico, Inc.
                  (j) Checkers of Chicago, Inc.

      ** 23.1     Consent of KPMG LLP.

** Filed herewith

(d)               Financial Statement Schedules:
                     Described in Item 14 (a) (2) of this Form 10-K

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on March 30, 2001.

                                      CHECKERS DRIVE-IN RESTAURANTS, INC.

                                      By: /s/ DANIEL J. DORSCH
                                          -------------------------------------
                                          Daniel J. Dorsch
                                          President and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 30, 2001.


SIGNATURE                                                 TITLE
- ---------                                                 -----
/s/ WILLIAM P. FOLEY, II
- ------------------------------------------------
William P. Foley II                                       Director and Chairman of the Board

/s/ PETER C. O'HARA
- ------------------------------------------------
Peter C. O'Hara                                           Director, Vice Chairman of the Board

/s/ DANIEL J. DORSCH                                      President, Chief Executive Officer and Director
- ------------------------------------------------          (Principal Executive Officer)
Daniel J. Dorsch

/s/ WENDY A. BECK                                         Treasurer and Chief Financial Officer
- ------------------------------------------------          (Principal Financial and Accounting Officer)
Wendy A. Beck

/s/ TERRY N. CHRISTENSEN
- ------------------------------------------------
Terry N. Christensen                                      Director

/s/ CLARENCE V. MCKEE
- ------------------------------------------------
Clarence V. McKee                                         Director

/s/ BURT SUGARMAN
- ------------------------------------------------
Burt Sugarman                                             Director

/s/ RONALD B. MAGGARD
- ------------------------------------------------
Ronald B. Maggard                                         Director

/s/ WILLIE D. DAVIS
- ------------------------------------------------
Willie D. Davis                                           Director

/s/ DAVID GOTTERER
- ------------------------------------------------
David Gotterer                                            Director

                                 EXHIBIT INDEX

       EXHIBIT                       DESCRIPTION
       -------                       -----------

        ** 3.7    Certificate of Incorporation of Checkers of Puerto Rico,
                  Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000.

        ** 3.8 Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

        ** 3.9 Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

       ** 3.10 Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000.

      ** 10.12 Asset Purchase Agreement between the Registrant and Titan Holdings, LLC, dated January 26, 2000.

      ** 10.13 Asset Purchase Agreement between the Registrant and Altes, LLC, dated April 24, 2000.

      ** 10.14 Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000.

      ** 10.15 Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000.

      ** 10.16 Employment Agreement, dated November 20, 2000, between the Registrant and Daniel J. Dorsch.

      ** 23.1     Consent of KPMG LLP.

** Filed herewith