Form 10-K/A
period 2001-01-01
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-04-23
CIK 879554

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     --------

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended January 1, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ____________ to _________________

                         Commission file number 0-19649
                                     --------
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

         Securities registered pursuant to 12(b) and 12 (g) of the Act:

                                              Name of Each Exchange
                 Title of Class             on which Registered      Ticker
                 --------------             -------------------     --------
   Common Stock, par value $.001 per share      NASDAQ--NMS           CHKR
   Common Stock Purchase Warrants               NASDAQ--NMS           CHKRZ
   Common Stock Purchase Warrants               NASDAQ--NMS           CHKRW


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

The number of shares outstanding of the Registrant's Common Stock as of March 26, 2001 was 9,763,717 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of March 26, 2001, was approximately $32 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                                EXPLANATORY NOTE

The annual report on Form 10-K for the year ended January 1, 2001 of Checkers Drive-In Restaurants, Inc. is hereby amended as follows: Items 10, 11 and 12.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(A) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 2000.

ITEM 11.          EXECUTIVE COMPENSATION

                  The following table is a summary of the compensation earned for the last three fiscal years for services in all capacities to each of the persons who qualified as a "named executive officer" under item 402(a)(3) of Regulations S-K. All amounts shown before the Merger between the Company and Rally's Hamburgers, Inc. in August 1999 include compensation paid by both Checkers and Rally's pursuant to the management service agreement between the companies.


                                                                                       Long-Term Compensation
                                                                                    ---------------------------
                                                                                        Awards        Payouts
                                                                                    -------------- ------------

                                                                                      Securities
                                                                       Other Annual   Underlying
Name and Principal                                                     Compensation     Options          LTIP         All other
Position                           Year       Salary      Bonus ($)        ($)          SARs (#)      Payouts ($)  Compensation ($)
-----------------------------------------------------------------------------------------------------------------------------------

Daniel J. Dorsch (1)               2000       219,998      70,000           -           500,000            -             10,245 (2)
    Chief Executive Officer        1999         9,315        -              -           100,000            -               -

David Miller (3)                   2000       123,973        -              -            35,000            -              8,664 (5)
    Former Chief Operating         1999       136,442        -              -              -               -                500 (4)
    Officer                        1998       127,695        -              -            16,316            -                498 (4)

Steven Cohen                       2000       134,968       7,000           -            15,000            -                243 (4)
    Vice President, Human          1999       134,432        -              -              -               -                481 (4)
    Resourses                      1998       122,812        -           43,200 (6)      21,637            -                462 (4)

Wendy Beck                         2000       122,670       7,000           -            15,000            -                222 (4)
    Chief Financial Officer        1999       113,587        -              -              -               -                144 (4)
                                   1998        97,345        -              -            13,113            -                108 (4)

Adam Noyes                         2000       107,984       7,000           -            15,000            -              2,190 (7)
    Vice President, Purchasing     1999        91,006        -              -              -               -                179 (4)
    and Operations                 1998        66,226        -              -             7,288            -              6,731 (8)

Keith Sirois                       2000       110,354       7,000           -            15,000            -              6,096 (9)
    Vice President                 1999        84,432        -              -              -               -              3,249 (10)
    of Franchise Operations        1998        70,361        -              -             1,666            -              3,865 (11)


(1)    Mr. Dorsch was appointed as our Chief Executive Officer on December 14,
       1999.
(2) Consisting of automobile allowance ($9,849) and term life insurance premiums ($396).
(3)    In September 2000, Mr. Miller resigned as Chief Operating Officer.
(4)    Consisting of term life insurance premiums.
(5)    Consisting of Severance pay ($8,615) and term life insurance premiums
       ($49)
(6)    Consisting of relocation expenses paid.
(7) Consisting of automobile allowance ($1,989) and term life insurance premiums ($201).
(8) Consisting of automobile allowance ($6,600) and term life insurance premiums ($131).
(9) Consisting of automobile allowance ($5,893) and term life insurance premiums ($203).
(10) Consisting of automobile allowance ($3,090) and term life insurance premiums ($159).
(11) Consisting of automobile allowance ($3,727) and term life insurance premiums ($138).

Option Grants in Fiscal Year 2000

         The following table sets forth information regarding options granted to the named executive officers during fiscal year 2000 pursuant to our stock option plans:


                                           Individual Grants
                                        ------------------------

                                                         % of
                                        Number of        Total
                                        Securities      Options                                           Potential Realizable
                                        Underlying    Granted to      Exercise                               Rates of Stock
                                         Options       Employees      or Base                              Price Appreciation
                                         Granted          in           Price       Expiration             for Option Term (1)
Name                                       (#)        Fiscal Year    ($/Share)        Date              5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Daniel J. Dorsch                              25,000         1.67%         1.9375       4/10/10 (2)        114,452          210,937
                                              75,000         5.00%          2.125        6/1/10 (3)        100,230          254,663
                                             200,000        13.34%           5.00      11/20/10 (4)        303,116        1,074,994
                                             200,000        13.34%           6.00      11/20/10 (4)        103,116          874,994

David Miller                                  35,000         2.30%          2.125        6/1/10 (5)         46,774          118,535

Steven Cohen                                  15,000         1.00%          2.125        6/1/10 (3)         20,046           50,801

Wendy Beck                                    15,000         1.00%          2.125        6/1/10 (3)         20,046           50,801

Adam Noyes                                    15,000         1.00%          2.125        6/1/10 (3)         20,046           50,801

Keith Sirois                                  15,000         1.00%          2.125        6/1/10 (3)         20,046           50,801

(1) The 5% and 10% assumed annual rates of stock price appreciated are provided in compliance with Regulation S-K under the Exchange Act. We do not necessarily believe that these appreciation calculations are indications of annual future stock option values or that the price of our common stock will appreciate at such rates.

(2) These options vested on April 10, 2000.

(3) One third of these options will vest on June 1, 2001, 2002 and 2003, respectively.

(4) These options will vest on November 20, 2003.

(5) None of these options vested prior to the termination of Mr. Miller's employment.

Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year End Option
Values

                  Set forth below is information with respect to our common stock options exercised by the named executive officers during fiscal year 2000 and the number and value of unexercised stock options held by such executives at the end of the fiscal year.

                                                                        Number of               Value of Unexercised
                                                                   Unexercised Options          In -the Money Options
                                                                      at FY-End (#)               at FY-End ($) (1)
                                                                ---------------------------------------------------------
                              Shares Acquired   Value
Name                          on Exercise (#)   Realized ($)(2) Exercisable/Unexercisable     Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Daniel J. Dorsch                   100,000         290,630           25,000/475,000                $43,750/117,180

David Miller                          -               -                   0/0                           $0/0

Steven Cohen                          -               -              14,424/22,213                  $1,880/24,378

Wendy Beck                            -               -              10,452/17,661                  $1,128/24,002

Adam Noyes                            -               -               3,121/16,042                      $0/23,438

Keith Sirois                          -               -                 555/15,278                      $0/23,438

(1) Based upon the difference between the exercise price and the closing price of our common stock as reported on the NASDAQ National Market on January 1, 2001 of $3.6875.

(2) Based upon the difference between the exercise price and the closing price of our common stock as reported on the NASDAQ National Market on the date exercised of $4.1875.

Compensation of Directors

                  Directors who are our employees receive no extra compensation for their services as directors. Our directors who are not employees receive a directors fee of $2,500 per quarter. In addition, these independent directors receive $2,500 for each board meeting, $1,500 for each committee meeting they attend, plus out of pocket expenses. Non-employee directors also participate in the 1994 Stock Option Plan for Non-Employee Directors, which provides for the automatic grant to each non-employee director, upon election to the board of directors, of a non-qualified, ten-year option to acquire 8,333 shares of the common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter of a non-qualified, ten-year option to acquire an additional 1,667 shares of common stock. All such options have an exercise price equal to the closing sale price of the common stock on the date of grant. One-fifth of each initial option granted pursuant to the plan before August 6, 1997 become exercisable on a cumulative basis on each of the first five anniversaries of the date of the grant of the option. One-third of each annual option granted pursuant to the plan before August 6, 1997 becomes exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of the option. All options granted pursuant to this plan on or after August 6, 1997 are exercisable immediately upon grant. Options are exercisable whether or not the non-employee director, at the time of exercise, is a member of the Board of Directors, unless the director is removed for cause.

Employment Agreements

                  Effective November 20, 2000, we entered into an employment agreement with Daniel J. Dorsch, pursuant to which Mr. Dorsch serves as our Chief Executive Officer and as a Director. This agreement amended the 1999 employment agreement that we entered into with Mr. Dorsch. Under the terms of the November, 2000 employment agreement, we loaned $100,000 to Mr. Dorsch towards the exercise of the 100,000 stock options granted to him pursuant to the 1999 employment agreement at an exercise price of $1.28 per share. The loan, which bears interest at 5%, is payable by Mr. Dorsch in three equal principal installments, beginning on January 1, 2002. Mr. Dorsch's term of employment is for three years, subject to renewal by us for one year periods thereafter, at an annual base salary of $440,000. In each successive year of the term, the base salary shall be increased by 5% over the prior year's base salary. Mr. Dorsch is also entitled to participate in our incentive bonus plans whereby Mr. Dorsch may be entitled to receive a bonus of up to 50% of his base salary, payable 50% in cash and 50% in our common stock. Mr. Dorsch is also entitled to participate in our benefit plans. Upon execution of the November, 2000 employment agreement, Mr. Dorsch was granted an option to purchase 400,000 shares of our common stock which shall fully vest on November 20, 2003. Mr. Dorsch may be terminated at any time for cause. If Mr. Dorsch is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired terms of the agreement, payable in a lump sum or as directed by Mr. Dorsch. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct substantial and adverse effect on our reputation or our relationships with our customers or employees.

Compensation Committee Interlocks and Insider Participation

                  The compensation committee of the board of directors is responsible for executive compensation decisions. During fiscal year 2000, the committee was comprised of Messrs. Foley, Davis and O'Hara. Mr. Foley is chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and Chairman of the Board of both Santa Barbara Restaurant Group, Inc. and CKE Restaurants, Inc. which, as of March 26, 2001, beneficially owned approximately 1.6%, 0.0%, and 13.6%, respectively, of the outstanding shares, or warrants to purchase shares, of our common stock.

                  On November 22, 1996, we entered into an Amended and Restated Credit Agreement with CKE as agent for CKE Restaurants, Inc., Fidelity National Financial, Inc., C. Thomas Thompson, William P. Foley, II, Burt Sugarman and KCC Delaware Company, a wholly owned subsidiary of Giant Group, Ltd. Pursuant to the Restated Credit Agreement, our primary debt aggregating approximately $35.8 million principal amount, which had been acquired by these lenders on November 14, 1996, was restructured by, among other things, extending its maturity by one year to July 1999, fixing the interest rate at 13.0% per annum, eliminating or relaxing certain covenants, delaying scheduled principal payments until May 19, 1997 and eliminating $6.0 million in restructuring fees and charges. In connection with the restructuring, we issued warrants to the Lenders to purchase an aggregate of 20 million shares of common stock at an exercise price of $0.75 per share, the approximate market price of our common stock on the day prior to the announcement of the acquisition of our debt by the Lenders. The Lenders specified above received warrants in the following amounts: CKE, 7,350,428; Fidelity, 2,108,262; C. Thomas Thompson, 28,490; William P. Foley, II, 854,700; Burt Sugarman, 712,250; and KCC Delaware Company, 2,849,002. The Lenders also received certain piggyback and demand registration rights with respect to the shares of common stock underlying their warrants.

                  Beginning in September 1999 the Company engaged Peter O'Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Mr. O'Hara discontinued these services in June 2000. Fees for 2000 and 1999 totaled $60,000 and $40,000, respectively.

                  We shared certain officers and directors with Santa Barbara Restaurant Group, Inc. (Santa Barbara) beginning in 1999 through September 2000. We paid $274,338 and $104,408 to Santa Barbara for salary payments to shared officers made on our behalf. During 2000, Mr. Foley was the chairman of the Board of Directors for both Santa Barbara and Checkers Drive-In restaurants, Inc.

                  Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP, a law firm in which Mr. Christensen is a named partner, performed legal services for the Company during 2000 and 1999 amounting to $457,000 and $803,000, respectively. Such services were related to the defense of certain litigation, compliance with securities laws and other business matters.

Report of the Compensation Committee

                  The following report was prepared by the members of our compensation committee at the end of fiscal year 2000.

                  Annual compensation for all of our executive officers is determined by the compensation committee of our Board of Directors, subject to the terms of any applicable employment agreement negotiated between us and an executive officer. During fiscal year 2000, annual compensation was set with the intent of reasonably compensating the executive officers including the Chief Executive Officer, in line with industry norms, based upon the committee members' subjective evaluation of each officer and his respective assigned responsibilities and individual performance. The committee also considered growth of the company, earnings of the company and increases in the cost of living.

                  During fiscal year 2000, awards of stock options under our 1991 Stock Option Plan to all executive officers, including the Chief Executive Officer, and other employees of the company were made at the discretion of the members of the committee (although options granted to the Chief Executive Officer were approved by the full Board) pursuant to the terms of the plan. In determining awards under the plan, the committee makes a subjective evaluation of individual responsibilities, past and anticipated potential individual productivity and performance and past and anticipated contributions to the profitability of the company, both direct and indirect. The committee does not give particular weight to a specific factor or use a formula in determining awards under the plan. While not required under the terms of the plan, all existing stock options were granted with an exercise price at least equal to the market value of the stock at the time of the grant and generally include vesting periods which the committee believed would encourage the employee to remain with the company. The benefits derived from each stock option granted under the plan is directly attributable to a future increase in the value of the company's common stock.

                  Effective December 14, 1999, Daniel J. Dorsch became our President and Chief Executive Officer. In addition, Mr. Dorsch was elected as a director in December 1999. Under the terms of Mr. Dorsch's 1999 employment agreement, Mr. Dorsch received a base salary of $200,000 per year. This agreement was terminated upon the execution of a new employment agreement with Mr. Dorsch, effective November 20, 2000, pursuant to which Mr. Dorsch receives a base salary of $440,000 per year. Mr. Dorsch is also eligible to participate in the same executive compensation plans available to our other senior executives. In determining Mr. Dorsch's compensation, the compensation committee applied the policies described above and considered other factors as well, such as Mr. Dorsch's previous work experience and position of responsibility and authority. The committee also determined to grant him options to purchase 400,000 shares of the Company's common stock.

                  We are required to disclose our policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for the purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to our executive officers for fiscal year 2000 will exceed the $1 million limit per officer. Our 1991 Stock Option Plan is structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the plan with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

COMPENSATION COMMITTEE MEMBERS

William P. Foley, II
Willie D. Davis
Peter C. O'Hara

Stock Performance Graph

                  The following performance graph compares the cumulative total return of the Company's common stock to the total cumulative return of the S&P 500 Stock Index and a group of the Company's peers consisting of U.S. companies listed on the NASDAQ with standard industry classification (SIC) codes 5800-5899 (Eating and drinking places). Relative performance is compared for the five-year period beginning December 29, 1995, assuming dividend reinvestment.

                    COMPARISON OF FIVE YEAR TOTAL RETURN/(1)/

           FOR CHECKERS DRIVE-IN RESTAURANTS/(2)/, INC., S&P 500 INDEX
                            AND PEER GROUP INDEX/(3)/


                                    [GRAPH]

                                                     1995       1996        1997       1998        1999       2000

Checkers Drive In Restaurants, Inc.                $100.00     145.45       81.82      30.30       17.17      29.80
S&P 500 Index                                       100.00     123.25      164.38     211.07      253.87     225.81
Peer Group                                          100.00      97.20       82.50      73.70       59.10      86.80

/(1)/The foregoing graph assumes $100 invested on December 29, 1995, in the Company, the S&P 500 Index and U.S. companies listed on the NASDAQ with standard industry classification (SIC) codes 5800-5899 (Eating and drinking places).

/(2)/Total return is adjusted for a one-for-12 reverse stock split of the Company's common stock in August 1999.

/(3)/The peer group consists of U.S. companies listed on the NASDAQ with standard industry classification (SIC) codes 5800-5899 (Eating and drinking places).

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as of March 26, 2001, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and, (c) all officers and directors as a group. We had 9,763,717 shares outstanding as of March 26, 2001.

                              Name and                                    Number of Shares            Percentage
                             Address of                                      Benefically               of Shares
                      Benedical Owner(1)(2)(3)                                Owned (1)             Outstanding (4)
------------------------------------------------------------------------------------------------------------------------
CKE Restaurants, Inc. (5)
3916 State street, Suite 300, Santa Barbara, CA  93105                        1,516,893                 13.6%

Giant Group, LTD (6)
9440 Danta Monica Blvd, #407, Beverly Hills, CA 90210                           994,699                  8.9%

Strong Capital Management, Inc.
100 Heritage Reserve, Menomonee Falls, WI  53051                                892,000                  8.0%

William P. Foley, II (7)                                                        340,040                  3.0%
Burt Sugarman (8)                                                               285,310                  2.6%
Peter C. O'Hara (9)                                                             232,084                  2.1%
Daniel J. Dorsch (10)                                                           140,952                  1.2%
David Gotrer (11)                                                               125,059                  1.1%
Willie Davis (12)                                                               120,589                  1.1%
Ronald B. Maggard (13)                                                          107,332                  1.0%
Terry N. Christensen (14)                                                       105,163                  0.9%
Clarence V. McKee (15)                                                           81,751                   *
Steven Cohen (16)                                                                14,424                   *
Wendy Beck (17)                                                                  12,119                   *
Adam Noyes (18)                                                                   3,121                   *
Keith Sirois (19)                                                                   555                   *

All officers and directors as a group (16 persons) (20)                       1,569,311                 14.1%

*Represents less than 1% of our outstanding common stock.

(1) Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 26, 2001, upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 26, 2001 have been exercised.

(3) Unless otherwise indicated, the address of each stockholder listed is 14255 49th Street N., Clearwater, Florida 33762.

(4) Percentage calculation assumes owners' derivative securities exercisable within 60 days from March 26, 2001 have been exercised.

(5) Includes 612,536 shares issuable upon the exercise of presently exercisable warrants.

(6) Includes 237,416 shares issuable upon the exercise of presently exercisable warrants held by KCC Delaware, a wholly-owned subsidiary of Giant Group, LTD.

(7) Includes 306,649 shares subject to options and warrants. Excludes the 1,516,893 shares and warrants to purchase shares held by CKE Restaurants, Inc. as to which Mr. Foley disclaims beneficial interest. Mr. Foley is Chairman of the Board of CKE Restaurants, Inc. Also excludes 175,689 warrants held by Fidelity National Financial, Inc., as to which Mr. Foley disclaims beneficial ownership. Mr.Foley is Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc.

(8) Includes 285,310 shares subject to options and warrants. Excludes 757,283 shares held by Giant Group, Ltd., as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of Giant Group Ltd.

(9) Includes 230,001 shares issuable upon the exercise of presently exercisable stock options.

(10) Includes 26,667 shares issuable upon the exercise of presently exercisable stock options.

(11) Includes 115,614 shares issuable upon the exercise of presently exercisable stock options.

(12) Includes 120,589 shares issuable upon the exercise of presently exercisable stock options.

(13) Includes 107,332 shares issuable upon the exercise of presently exercisable stock options.

(14) Includes 100,656 shares issuable upon the exercise of presently exercisable stock options.

(15) Includes 81,668 shares issuable upon the exercise of presently exercisable stock options.

(16) Includes 14,424 shares issuable upon the exercise of presently exercisable stock options.

(17) Includes 10,452 shares issuable upon the exercise of presenting exercisable stock options.

(18) Includes 3,121 shares issuable upon the exercise of presenting exercisable stock options.

(19) Includes 555 shares issuable upon the exercise of presenting exercisable stock options.

(20) Includes an aggregate of 1,402,183 shares issuable upon the exercise of presently exercisable stock options and warrants held by officers and directors of the company.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on April 23, 2001.

                                       CHECKERS DRIVE-IN RESTAURANTS, INC.

                                       By: /s/ Daniel J. Dorsch
                                           --------------------
                                           Daniel J. Dorsch
                                           President and Chief Executive Officer