Form 10-Q
period 2001-03-26
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-05-15
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 9,763,717 shares of Common Stock, par value $.001 per share, outstanding as of March 26, 2001.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE

ITEM 1   FINANCIAL STATEMENTS - UNAUDITED

            CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 26, 2001 AND JANUARY 1, 2001.............................3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE INCOME QUARTERS ENDED MARCH 26, 2001 AND
                MARCH 27, 2000 ................................................4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                QUARTERS ENDED MARCH 26, 2001 AND MARCH 27, 2000 ..............5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................9

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS....................................................12

ITEM 2   CHANGES IN SECURITIES................................................14

ITEM 3   DEFAULTS UPON SENIOR SECURITIES......................................14

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................14

ITEM 5   OTHER INFORMATION....................................................14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................14

ITEM 1.       FINANCIAL STATEMENTS

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                               MARCH 26,       JANUARY 1,
                                                                                 2001            2001
                                                                               ---------       ---------
CURRENT ASSETS:
Cash and cash equivalents                                                      $   1,631       $     923
Restricted cash                                                                    1,527           1,847
Accounts, notes and leases receivable, net                                         3,738           4,666
Inventory                                                                          1,053             996
Prepaid expenses and other current assets                                            817           2,189
Property and equipment held for sale                                               8,970           8,774
                                                                               ---------       ---------
    Total current assets                                                          17,736          19,395

Property and equipment, net                                                       43,934          42,522
Notes receivable, net - less current portion                                       6,710           4,610
Lease receivable, net- less current portion                                        8,521           8,957
Intangible assets, net                                                            47,692          48,341
Other assets, net                                                                  2,177           2,173
                                                                               ---------       ---------
                                                                               $ 126,770       $ 125,998
                                                                               =========       =========

CURRENT LIABILITIES:
Current maturities of long-term debt and obligations under capital leases      $   5,519       $   9,362
Accounts payable                                                                   5,332           7,374
Reserves for restaurant relocations and abandoned sites                            1,691           1,722
Accrued wages                                                                      2,013           1,523
Accrued liabilities                                                                7,289           8,404
                                                                               ---------       ---------
    Total current liabilities                                                     21,844          28,385

Long-term debt, less current maturities                                           29,238          24,909
Obligations under capital leases, less current maturities                          7,239           6,267
Long-term reserves for restaurant relocations and adandoned sites                  3,215           3,596
Minority interests in joint ventures                                                 516             532
Deferred revenue                                                                   9,013           7,738
Other long-term liabilities                                                        3,683           3,637
                                                                               ---------       ---------

    Total liabilities                                                             74,748          75,064

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none
     issued at March 26, 2001 and January 1, 2001                                     --              --
Common stock, $.001 par value, authorized 175,000,000 shares, issued
    9,763,717 at March 26, 2001 and 9,653,623 at January 1, 2001                      10              10
Additional paid-in capital                                                       138,895         138,650
Accumulated deficit                                                              (86,383)        (87,226)
                                                                               ---------       ---------
                                                                                  52,522          51,434
Less:  Treasury stock, 48,242 at March 26, 2001
               and January 1, 2001, at cost                                        (400)           (400)
        Note receivable - officer                                                  (100)           (100)
                                                                               ---------       ---------
    Total stockholders' equity                                                    52,022          50,934
                                                                               ---------       ---------
                                                                               $ 126,770       $ 125,998
                                                                               =========       =========

See accompanying notes to the condensed consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 QUARTER ENDED
                                                                            ------------------------
                                                                            MARCH 26,      MARCH 27,
                                                                              2001           2000
                                                                            --------       --------
REVENUES:
Restaurant sales                                                            $ 31,683       $ 49,511
Franchise revenues and other income                                            3,612          2,676
                                                                            --------       --------
   Total revenues                                                             35,295         52,187
                                                                            --------       --------

COSTS AND EXPENSES:
Restaurant food and paper costs                                               10,219         15,504
Restaurant labor costs                                                        10,423         16,411
Restaurant occupancy expenses                                                  2,528          3,837
Restaurant depreciation and amortization                                         970            958
Other restaurant operating expenses                                            4,024          5,367
General and administrative expenses                                            2,854          3,831
Advertising                                                                    1,847          3,737
Bad debt expense                                                                 179            180
Other depreciation and amortization                                              924          1,209
Gain on restaurant sales                                                        (364)            --
                                                                            --------       --------
  Total costs & expenses                                                      33,604         51,034
                                                                            --------       --------

  Operating income                                                             1,691          1,153

OTHER INCOME (EXPENSE):
Interest income                                                                  449            254
Interest expense                                                              (1,246)        (1,906)
                                                                            --------       --------
Income (loss) before minority interests, income tax expense and
    extraordinary item                                                           894           (499)
Minority interests in operations of joint ventures                               (14)             2
                                                                            --------       --------
Income (loss) before income tax expense and extraordinary item                   880           (497)
Income tax expense                                                                37             37
                                                                            --------       --------
Income (loss) from continuing operations before extraordinary item               843           (534)
Extraordinary item - gain on early extinguishment of debt, net of
    income taxes                                                                  --            109
                                                                            --------       --------
    Net income (loss)                                                       $    843       $   (425)
                                                                            ========       ========
Comprehensive income (loss)                                                 $    843       $   (425)
                                                                            ========       ========

Basic earnings (loss) per share:
    Earnings (loss) before extraordinary item                               $   0.09       $  (0.06)
    Extraordinary item                                                            --           0.01
                                                                            --------       --------
    Net earnings (loss)                                                     $   0.09       $  (0.05)
                                                                            ========       ========

Diluted earnings (loss) per share:
    Earnings (loss) before extraordinary item                               $   0.07       $  (0.06)
    Extraordinary item                                                            --           0.01
                                                                            --------       --------
    Net earnings (loss)                                                     $   0.07       $  (0.05)
                                                                            ========       ========

Weighted average number of common shares outstanding
    Basic                                                                      9,744          9,388
                                                                            ========       ========
    Diluted                                                                   11,381          9,388
                                                                            ========       ========

See accompanying notes to condensed consolidated financial statements

                         CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                                              QUARTER ENDED
                                                                         ----------------------
                                                                         MARCH 26,     MARCH 27,
                                                                            2001          2000
                                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $   843       $  (425)
  Adjustments to reconcile net earnings to net cash
      provided by operating activies:
    Depreciation and amortization                                           1,894         2,167
    Gain on early extinguishment of debt                                       --          (109)
    Amortization of bond costs and discounts                                   --            81
    Provisions for bad debt                                                   179           180
    Gain on restaurant sales                                                 (364)           --
    Minority interest in operations of joint ventures                          14            (2)
  Change in assets and liabilities:
    Decrease (increase) in receivables                                        988          (297)
    Decrease (increase) in inventory                                          (23)           76
    Decrease in prepaid expenses and other current assets                   1,302         1,852
    Decrease in other assets                                                   --            38
    Decrease in accounts payable                                           (2,042)          (75)
    Decrease in accrued liabilities                                        (1,394)       (2,561)
                                                                          -------       -------
        Net cash provided by operating activities                           1,397           925
                                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (922)         (391)
  Acquistion of restaurants, net of cash acquired                            (230)           --
  Decrease in investments                                                      --           468
  Proceeds from disposition of property & equipment                           139           471
                                                                          -------       -------
        Net cash provided by (used in) investing activities                (1,013)          548
                                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital lease obligations         (732)       (1,231)
  Decrease in restricted cash                                                 320           734
  Repayments of senior notes                                                   --        (3,953)
  Net proceeds from issuance of common stock                                  245            --
  Proceeds from issuance of long-term debt                                    580            --
  Deferred loan costs incurred                                                (59)           --
  Distributions to minority interests                                         (30)          (23)
                                                                          -------       -------
         Net cash provided by (used in) financing activities                  324        (4,473)
                                                                          -------       -------
         Net increase (decrease) in cash                                      708        (3,000)
CASH AT BEGINNING OF PERIOD                                                   923         4,371
                                                                          -------       -------
CASH AT END OF PERIOD                                                     $ 1,631       $ 1,371
                                                                          =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                           1,090         1,180
                                                                          =======       =======
    Issuance of capital lease obligation for equipment                      1,610            --
                                                                          =======       =======
    Note receivable accepted for market sale                                2,100            --
                                                                          =======       =======

See accompanying notes to condensed consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited consolidated statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, and its joint ventures, collectively referred to as "the Company". The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

         The accounts of our joint ventures have been included with those of the Company in these condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners' interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

         The operating results for the quarter ended March 26, 2001, are not necessarily an indication of the results that may be expected for the fiscal year ending December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's January 1, 2001 consolidated financial statements.

(b) PURPOSE AND ORGANIZATION - Our principal business is the operation and franchising of Checkers(R) and Rally's Hamburgers(R) (Rally's) restaurants. At March 26, 2001, there were 424 Rally's restaurants operating in 18 different states and there were 421 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 845 total restaurants, 207 are owned by us and 638 are owned by franchisees.

         Three of the owned restaurants are owned by joint venture partnerships in which we have a 50% to 75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) NEW ACCOUNTING PRONOUNCEMENTS - Effective January 2, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings, or recognized in other comprehensive income in the balance sheet until the hedged item is recognized in earnings.

         We enter into forward purchase contracts to manage our exposure to rising beef prices and other commodity price fluctuations. These contracts are not designated as hedging instruments, and meet the exception for "normal purchases and normal sales" as provided by SFAS 133. Therefore, these contracts are not subject to the requirements of SFAS 133. The implementation of SFAS 133 had no impact on our financial statements.

(d) CASH AND CASH EQUIVALENTS - We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations for potential workers' compensation claims. This cash is not available for the Company's use until such time that the applicable states and/or insurance companies permit its release.

(e) RECEIVABLES - Receivables consist primarily of royalties, franchise fees, notes due from franchisees, owner fee income, and advances to one of the Company's advertising funds which provides broadcast creative production for use by Company-owned and franchise restaurants.

(f) INVENTORY - Inventory which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

(g) REVENUE RECOGNITION - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

(h) INCOME TAXES - We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(j) RECLASSIFICATIONS - Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2:  LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficit of $4.1 million at March 26, 2001 as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the refinancing of the Textron note payable (Note B) coming due June 15, 2001. On May 10, 2001, we issued a note payable to Heller Financial, Inc., refinancing $5.8 million over a 30 month term at a 14% interest rate.

         Although there can be no assurance, we believe that our existing cash at March 26, 2001, together with cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

NOTE 3:  LEASE RECEIVABLES

         We have capital lease receivables for restaurants previously sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of March 26, 2001 was approximately $9.3 million. We have deferred gains of $7.5 million from these sales as of March 26, 2001, since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gain is being recognized over the life of the related capital leases. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenue for $0.9 million and $6.6 million, respectively.

         We have subleased the land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

NOTE 4:  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

                                                                                          MARCH 26,    JANUARY 1,
                                                                                             2001         2001
                                                                                           -------      -------
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, including interest at LIBOR plus 3.7% (8.78% at March 26, 2001)
   secured by property and equipment                                                       $11,541      $11,662

Revolving credit note payable (Loan B) to Textron Financial Corporation payable on June 15, 2001. Installment payments of interest only are due monthly at
   30%, secured by real estate, property and equipment, and subordinate to Loan
   A. On May 10, 2001 we issued a note payable to refinance this note. The replacement note is payable in 30 monthly installments, including interest at 14%,
   secured by property and equipment                                                         5,873        5,873

Mortgages payable to FFCA Acquisition Corporation secured by thirty- two
   Company-owned restaurants, payable in 240 aggregate monthly installments of
   $133,295, including interest at 9.5%                                                     13,723       13,795

Obligations under capital leases, maturing at various dates through January 1,
   2018, secured by property and equipment, bearing interest ranging from 10% to
   17%. The leases are payable in monthly principal and interest installments
   ranging from $674 to $11,320                                                              8,837        7,694

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and
   interest installments of $8,416 and $15,420                                                 712          769

Various notes payable maturing at various dates through November 20, 2005, secured by property and equipment, bearing interest ranging from 7.7% to
   9.75%. The notes are payable in monthly principal and interest installments
   ranging from $1,531 to $18,095                                                            1,310          745
                                                                                           -------      -------

Total long-term debt and obligations under capital leases                                   41,996       40,538

Less current installments                                                                    5,519        9,362
                                                                                           -------      -------
Long-term debt, less current maturities                                                    $36,477      $31,176
                                                                                           =======      =======

         Although we continue to be obligated, approximately $9.3 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).

         The revolving credit note payable (Loan B) can be extended until June 15, 2002 at our option, subject to certain conditions. Upon full repayment of the note, and after a 30 day waiting period, the note converts to a revolving line of credit with interest at LIBOR plus 4.5%. The facility for the line will be based upon 50% of the collateral pledged.

NOTE 5:  ACCOUNTING CHARGES AND LOSS PROVISIONS

         At the end of fiscal 2000, we had a reserve of $5.3 million relating to restaurant relocations and abandoned sites. This reserve represents management's estimate of future lease obligations and is reviewed and adjusted periodically as more information becomes available regarding the ability to sublease or assign the lease and other negotiations with the landlord. During the first quarter of 2001, the Company made lease and other payments of $394,000, relating to restaurant relocations and abandoned sites.

NOTE 6:  COMMON STOCK

         As a result of a ministerial error appearing on the facing page of the Company's registration statement filed with the United States Securities and Exchange Commission in connection with the August 1999 merger of Rally's with and into the Company, a technical issue has arisen as to the effectiveness of that registration statement and the resulting legal ability of any such shareholder to hold the Company liable for the value of the Rally's shares cancelled in the merger. Management believes such possibility to be without substantial merit.

NOTE 7:  SUBSEQUENT EVENT

         On April 19, 2001, we were give notice by CKG Restaurants, Inc. of their intent to relinquish the management of eighteen Rally's restaurants in California and three in Arizona on June 30, 2001. In accordance with the original operating agreement entered into on May 22, 1996, we will repossess the restaurants and operate them as Company-owned restaurants.

         On April 23, 2001, we entered into an operating lease for office premises located at 4800 West Cypress Street, Tampa, Florida 33607. The lease commences on July 1, 2001 and ends on June 30, 2007. It calls for varying monthly payments totaling $1.5 million over the life of the lease, plus property taxes and common area expenses.

         On May 7, 2001, we exercised our right of first refusal to purchase eight Checkers in the Atlanta area. The purchase price for these restaurants was $1,055,000, and we anticipate taking over the operations within the next 30 to 90 days, upon the completion of satisfactory due diligence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company") is one of the largest chains of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers(R) and Rally's Hamburgers(R) (Rally's), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally's was considered the surviving entity for accounting purposes since the shareholders of Rally's owned a majority of our outstanding stock immediately following the merger. At March 26, 2001, there were 424 Rally's restaurants operating in 18 different states and 421 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 845 total restaurants, 207 are owned by us and 638 are owned by franchisees. Three of our restaurants are owned by joint venture partnerships in which we have a 50%-75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

         We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate to Company-owned restaurant operations and the Company's franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

                              RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations and operating data for the periods indicated:

                                                                                               QUARTER ENDED
                                                                                                 (UNAUDITED)
                                                                                           -----------------------
                                                                                           MARCH 26,     MARCH 27,
                                                                                             2001          2000
                                                                                            ------        ------
REVENUES:
Restaurant sales                                                                             89.8%         94.9%
Franchise revenues and other income                                                          10.2%          5.1%
                                                                                            ------        ------
   Total Revenues                                                                           100.0%        100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                                          32.2%         31.3%
Restaurant labor costs (1)                                                                   32.9%         33.1%
Restaurant occupancy expenses (1)                                                             8.0%          7.7%
Restaurant depreciation and amortization (1)                                                  3.1%          2.0%
Other restaurant operating expenses (1)                                                      12.7%         10.8%
General and administrative expenses                                                           8.1%          7.3%
Advertising (1)                                                                               5.8%          7.5%
Bad debt expense                                                                              0.5%          0.3%
Other depreciation and amortization                                                           2.6%          2.3%
Gain on the disposition of property and equipment                                            (1.0%)        (0.0%)
                                                                                            ------        ------
  Total costs & expenses                                                                     95.2%         97.8%
                                                                                            ------        ------
  Operating income                                                                            4.8%          2.2%

OTHER INCOME (EXPENSE):
Interest income                                                                               1.2%          0.5%
Interest expense                                                                             (3.5%)        (3.6%)
                                                                                            ------        ------
Income (loss) before minority interests, income tax expense, and extraordinary item           2.5%         (0.9%)
Minority interests in operations of joint ventures                                            0.0%          0.0%
                                                                                            ------        ------
Income (loss) before income tax expense and extraordinary item                                2.5%         (0.9%)
Income tax expense                                                                            0.1%          0.1%
                                                                                            ------        ------
Income (loss) from continuing operations before extraordinary item                            2.4%         (1.0%)
Extraordinary item - gain on early extinguishment of debt, net of income taxes                0.0%          0.2%
                                                                                            ------        ------
Net income (loss)                                                                             2.4%         (0.8%)
                                                                                            ======        ======
Number of Company-operated restaurants:
       Restaurants open at the beginning of period                                            195           367
       Opened, closed or transferred, net during the period                                    12            --
                                                                                            ------        ------
       Total company-owned restaurants, end of period                                         207           367
                                                                                            ======        ======
Number of franchised restaurants:
       Restaurants open at the beginning of period                                            659           540
       Opened, closed or transferred, net during the period                                   (21)           (3)
                                                                                            ------        ------
       Total franchised restaurant, end of period                                             638           537
                                                                                            ------        ------

       Total all restaurants opened at end of period:                                         845           904
                                                                                            ======        ======

       (1)  As a percentage of restaurant sales

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED MARCH 26, 2001 AND QUARTER ENDED MARCH 27, 2000

         REVENUES. Total revenues were $35.3 million for the quarter ended March 26, 2001, compared to $52.2 million for the quarter ended March 27, 2000. Company-owned restaurant sales decreased by $17.8 million for the quarter ended March 26, 2001, to $31.7 million, as compared to $49.5 million for the quarter ended March 27, 2000. The primary reason for the decrease is due to the sale of 167 restaurants to franchisees during fiscal 2000. Sales at comparable restaurants, which include only the units that were in operation for the full quarters being compared, increased 12.3% for the quarter ended March 26, 2001 as compared with the quarter ended March 27, 2000. Franchise revenues and fees increased by $1 million, primarily as a result of the Company-owned restaurant sales, resulting in an increase in royalties.

         COSTS AND EXPENSES. Restaurant food and paper costs totalled $10.2 million or 32.2% of restaurant sales for the quarter ended March 26, 2001, compared to $15.5 million or 31.5% of restaurant sales for the quarter ended March 27, 2000. The increase in these costs as a percentage of restaurant sales was primarily due to the rising beef prices during the period.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.4 million or 32.9% of restaurant sales for the quarter ended March 26, 2001, compared to $16.4 million or 33.1% of restaurant sales for the quarter ended March 27, 2000. Restaurant labor costs remained consistent as a percentage of restaurant sales.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.5 million or 8.0% of restaurant sales for the quarter ended March 26, 2001 compared to $3.8 million or 7.7% of restaurant sales for the quarter ended March 27, 2000. Restaurant occupancy expense remained consistent as a percentage of restaurant sales.

         Restaurant depreciation and amortization remained consistent for the quarter ended March 26, 2001 as compared to the quarter ended March 27, 2000.

         Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $4.0 million, or 12.7% of restaurant sales for the quarter ended March 26, 2001 compared to $5.4 million, or 10.8% of restaurant sales for the quarter ended March 27, 2000. The increase was primarily related to increases in supplies expense, repairs and maintenance, utilities, as well as support functions.

         General and administrative expenses were $2.9 million, or 8.1% of total revenues for the quarter ended March 26, 2001 compared to $3.8 million, or 7.3% of total revenues for the quarter ended March 27, 2000. General and administrative expenses increased as a percentage of total revenues due to the decrease in total revenues, resulting from the sale of restaurants in fiscal 2000.

         Advertising expense decreased to $1.8 million, or 5.8% of restaurant sales for the quarter ended March 26, 2001 from $3.7 million, or 7.5% of restaurant sales for the quarter ended March 27, 2000. The decrease in dollars spent was due to the sale of 167 Company-owned restaurants subsequent to the first quarter of fiscal 2000. The decrease as a percentage of sales was due to the increase in comparable store sales of 12.3%.

         Bad debt expense for the quarter ended March 26, 2001 remained consistent with the quarter ended March 27, 2000.

         Other depreciation and amortization decreased by $285,000 to $924,000. The decrease was due primarily to decreased amortization resulting from the early repayment of debt at the end of fiscal 2000. Deferred financing costs were written down as a result of the early repayment, decreasing amortization expense.

         INTEREST EXPENSE. Interest expense decreased to $1.2 million, or 3.5% of total revenues for the quarter ended March 26, 2001 from $1.9 million, or 3.6% of total revenues for the quarter ended March 27, 2000. This decrease was primarily due to the repayment of $40 million of debt during fiscal 2000.

         INCOME TAX EXPENSE. The Company's income tax expense of $37,000 for both periods represents estimated state income taxes. No federal income tax expense has been recorded due to the availability of net operating losses from prior years operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficit of $4.1 million at March 26, 2001 as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the refinancing of the Textron note payable (Note B) coming due June 15, 2001. On May 10, 2001, we issued a note payable to Heller Financial, Inc., refinancing $5.8 million over a 30 month term at a 14% interest rate.

         Cash and cash equivalents increased approximately $708,000 to $1.6 million from the fiscal year ended January 1, 2001. Cash flow from operating activities was $1.4 million, compared to $925,000 during the same period last year. The increase of $472,000 is largely attributable to current quarter profit as compared to the loss during the same period last year, offset by the decreases in the balances of accounts payable and accrued liabilities due to the timing of payments in the current year.

         Cash flow from investing activities decreased by $1.0 million due primarily to capital expenditures. The capital expenditures related to point-of-purchase menu boards.

         Cash provided by financing activities was $324,000. We paid down a total of $732,000 on our long-term debt during the quarter. We received $825,000 from the issuance of common stock and long-term debt. We also reduced our restricted cash by $320,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and foreign exchange rate fluctuations

         Our exposure to financial market risks relates to the impact that interest rate changes could have on our debt. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

         We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe it will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

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

         FIRST ALBANY CORP. V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by First Albany Corp., as custodian for the benefit of Nathan Suckman, an alleged stockholder of 500 shares of the Company's common stock. The complaint named the Company and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also named Rally's and Giant as defendants. The complaint arose out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleged generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and sought, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger was consummated, recission of the proposed merger and costs and disbursements incurred in connection with bringing the action. The plaintiff voluntarily dismissed the claim on February 23, 2001.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. This class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of our common stock. The complaint named Checkers and certain of its current and former officers and directors as defendants, including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, Richard A. Peabody, James T. Holder, Terry N. Christensen, Frederick E. Fisher, Clarence V. McKee, Burt Sugarman, C. Thomas Thompson and Peter C. O'Hara. The complaint also named Rally's and Giant as defendants. As with the FIRST ALBANY complaint described above, this complaint arose out of the proposed merger announced on September 28, 1998 between Checkers, Rally's and Giant and alleged generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of Checkers's common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the complaint on behalf of all stockholders of Checkers as of September 28, 1998, and sought, among other relief, certain declaratory and injunctive relief against the consummation of the proposed merger, or in the event the proposed merger was consummated, rescission of the proposed merger and costs and disbursements incurred in connection with bringing the action. The plaintiff voluntarily dismissed the claim on February 23, 2001.

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

         On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, entitled IN RE: TAMPA CHECKMATE FOOD SERVICES, INC. In July 1997, Checkers filed an Adversary Complaint in the Tampa Checkmate bankruptcy proceedings entitled CHECKERS DRIVE-IN RESTAURANTS, INC. V. TAMPA CHECKMATE FOOD SERVICES, INC. The Adversary Complaint sought a preliminary and permanent injunction enjoining Tampa Checkmate's continued use of Checkers' marks and trade dress notwithstanding the termination of its franchise agreement on April 8, 1997. Tampa Checkmate filed a counterclaim to Checkers complaint that essentially contained the same claims set forth in the amended counterclaim filed in the state court action. The court granted Checkers' motion for preliminary injunction on July 23, 1998, and Tampa Checkmate de-identified its restaurant. On December 15, 1998, the Court granted Checkers motion to convert Tampa Checkmate's bankruptcy proceedings from a Chapter 11 proceeding to a Chapter 7 liquidation. The bankruptcy court has granted Checkers' motion to lift the automatic stay imposed by 11 U.S.C. ss.362 to allow Checkers to proceed with the disposition of the property which is the subject of its mortgage. The counterclaim in the bankruptcy proceedings remains pending, but we believe the merits of the counterclaim were already determined by state court proceedings described above.

         DOROTHY HAWKINS V. CHECKERS DRIVE-IN RESTAURANTS, INC. AND KPMG PEAT MARWICK. On March 4, 1999, a state court complaint was filed in the Circuit Court in and for Pinellas County, Florida, Civil Division. The complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with Checkers based on misrepresentations and omissions made by Checkers. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the complaint and intends to defend this lawsuit vigorously.

         We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1 By-Laws Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001.

        23.1      Consent of KPMG LLP.

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

                                    CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    -----------------------------------
                                              (Registrant)


Date:    May 15, 2001                  By: /s/ DANIEL J. DORSCH
                                           --------------------
                                       President and Chief Executive Officer

                            MARCH 26, 2001 FORM 10-Q
                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  EXHIBIT INDEX



EXHIBIT #      EXHIBIT DESCRIPTION
---------      -------------------

   3.1 By-laws, Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001.

  23.1         Consent of KPMG LLP.