Form 10-K/A
period 2001-01-01
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-08-01
CIK 879554

 ................................................................................

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended January 1, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________

                         Commission file number 0-19649

                            -----------------------

                      Checkers Drive-In Restaurants, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                   58-1654960
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                 14255 49th Street North, Building 1, Suite 101
                           Clearwater, Florida  33762
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (727) 519-2000

         Securities registered pursuant to 12(b) and 12 (g) of the Act:

                                           Name of Each Exchange
          Title of Class                    on which Registered      Ticker
          --------------                   ---------------------     ------
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
Yes  x  No
    ---    ---
The number of shares outstanding of the Registrant's Common Stock as of June 18, 2001 was 9,889,842 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of June 18, 2001, was approximately $54 million. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.



                                EXPLANATORY NOTE

The annual report on Form 10-K for the year ended January 1, 2001 of Checkers Drive-In Restaurants, Inc. is hereby amended for the proper identification of beneficial owners in Item 12.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                    PART III

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

                   Name and                                        Number of Shares        Percentage
                  Address of                                          Beneficially           of Shares
           Beneficial Owner(1)(2)(3)                                    Owned (1)          Outstanding (4)
------------------------------------------------------------------------------------------------------------

CKE Restaurants, Inc. (5)
3916 State street, Suite 300, Santa Barbara, CA  93105                1,516,893               13.6%

Giant Group, LTD (6)
9440 Santa Monica Blvd, #407, Beverly Hills, CA 90210                   994,699                8.9%

Calm Waters Partnership
100 Heritage Reserve, Menomonee Falls, WI  53051                        892,000                8.0%

William P. Foley, II (7)                                                340,040                3.0%
Burt Sugarman (8)                                                       285,310                2.6%
Peter C. O'Hara (9)                                                     232,084                2.1%
Daniel J. Dorsch (10)                                                   140,952                1.2%
David Gotrer (11)                                                       125,059                1.1%
Willie Davis (12)                                                       120,589                1.1%
Ronald B. Maggard (13)                                                  107,332                1.0%
Terry N. Christensen (14)                                               105,163                0.9%
Clarence V. McKee (15)                                                   81,751                0.0%  *
Steven Cohen (16)                                                        14,424                0.0%  *
Wendy Beck (17)                                                          12,119                0.0%  *
Adam Noyes (18)                                                           3,121                0.0%  *
Keith Sirois (19)                                                           555                0.0%  *

All officers and directors as a group (16 persons) (20)               1,569,311               14.1%

 *  Represents less than 1% of our outstanding common stock.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida on July 30, 2001.

                                    CHECKERS DRIVE-IN RESTAURANTS, INC.

                                    By: /s/ Daniel J. Dorsch
                                        -------------------------------------
                                        Daniel J. Dorsch
                                        President and Chief Executive Officer