Form 10-Q
period 2001-06-18
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-08-02
CIK 879554

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 18, 2001

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

          14255 49/th/ Street North, Building 1
          Suite 101
          Clearwater, FL                                                 33762
          (Address of principal executive offices)                  (Zip code)

      Registrant's telephone number, including area code: (727) 519-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The Registrant had 9,889,842 shares of Common Stock, par value $.001 per share, outstanding as of June 18, 2001.

                               TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                                       PAGE
Item 1        Financial Statements

                     Condensed Consolidated Balance Sheets
                         June 18, 2001 and January 1, 2001..................................................................  3

                     Condensed Consolidated Statements of Operations and Comprehensive Income
                         Quarters ended June 18, 2001 and June 19, 2000
                         And Two Quarters ended June 18, 2001 and June 19, 2000 ............................................  4

                     Condensed Consolidated Statements of Cash Flows
                         Two Quarters ended June 18, 2001 and June 19, 2000  ...............................................  5


                     Notes to Condensed Consolidated Financial Statements...................................................  6

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................................  8

Item 3        Quantitative and Qualitative Disclosures About Market Risk.................................................... 12


PART II       OTHER INFORMATION

Item 1        Legal proceedings............................................................................................. 12

Item 2        Changes in Securities and Use of Proceeds..................................................................... 14

Item 3        Defaults Upon Senior Securities............................................................................... 14

Item 4        Submission of Matters to a Vote of Security Holders .......................................................... 14

Item 5        Other Information............................................................................................. 14

Item 6        Exhibits and Reports on Form 8-K.............................................................................. 14

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (UNAUDITED)


                                                                                          June 18,         January 1,
                                                                                            2001              2001
                                                                                       -------------    -------------
Current Assets:
Cash and cash equivalents                                                             $      568        $      923
Restricted cash                                                                            1,749             1,847
Accounts, notes and leases receivable, net                                                 4,307             4,666
Inventory                                                                                  1,116               996
Prepaid expenses and other current assets                                                  1,424             2,189
Property and equipment held for sale                                                       8,720             8,774
                                                                                      ----------        ----------
    Total current assets                                                                  17,884            19,395

Property and equipment, net                                                               43,924            42,522
Notes receivable, net - less current portion                                               6,350             4,610
Lease receivable, net- less current portion                                                7,379             8,957
Intangible assets, net                                                                    47,053            48,341
Other assets, net                                                                          2,039             2,173
                                                                                      ----------        ----------
                                                                                      $  124,629        $  125,998
                                                                                      ==========        ==========
Current Liabilities:
Current maturities of long-term debt and obligations under capital leases             $    5,307        $    9,362
Accounts payable                                                                           4,410             7,374
Reserves for restaurant relocations and abandoned sites                                    1,582             1,722
Accrued wages and benefits                                                                 2,356             1,523
Accrued liabilities                                                                        8,325             8,404
                                                                                      ----------        ----------
    Total current liabilities                                                             21,980            28,385

Long-term debt, less current maturities                                                   27,209            24,909
Obligations under capital leases, less current maturities                                  7,277             6,267
Long-term reserves for restaurant relocations and adandoned sites                          2,777             3,596
Minority interests in joint ventures                                                         518               532
Deferred revenue                                                                           7,933             7,738
Other long-term liabilities                                                                3,875             3,637
                                                                                      ----------        ----------
    Total liabilities                                                                     71,569            75,064

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at
     June 18, 2001 and January 1, 2001                                                         -                 -
Common stock, $.001 par value, authorized 175,000,000 shares, issued 9,938,084
   at June 18, 2001 and 9,653,623 at January 1, 2001                                          10                10
Additional paid-in capital                                                               139,157           138,650
Accumulated deficit                                                                      (85,607)          (87,226)
                                                                                      ----------        ----------
                                                                                          53,560            51,434
Less:  Treasury stock, 48,242 at June 18, 2001
               and January 1, 2001, at cost                                                 (400)             (400)
          Note receivable - officer                                                         (100)             (100)
                                                                                      ----------        ----------
    Total stockholders' equity                                                            53,060            50,934
                                                                                      ----------        ----------
                                                                                      $  124,629        $  125,998
                                                                                      ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                (Dollars in thousands except per share amounts)
                                  (UNAUDITED)

                                                                                  Quarter Ended            Two Quarters Ended
                                                                             ------------------------- ---------------------------
                                                                              June 18,     June 19,      June 18,      June 19,
                                                                                2001         2000          2001          2000
                                                                             ------------------------- ---------------------------
REVENUES:
Restaurant sales                                                                $ 33,208     $ 43,246     $ 64,891      $  92,757
Franchise revenues and other income                                                4,029        3,860        7,641          6,535
                                                                             ------------------------- ---------------------------
   Total revenues                                                               $ 37,237     $ 47,106     $ 72,532      $  99,292
                                                                             ------------------------- ---------------------------
COSTS AND EXPENSES:
Restaurant food and paper costs                                                   11,427       13,594       21,646         29,099
Restaurant labor costs                                                            10,791       14,179       21,214         30,589
Restaurant occupancy expenses                                                      2,443        2,923        4,971          6,804
Restaurant depreciation and amortization                                             970        1,061        1,940          2,028
Other restaurant operating expenses                                                4,193        4,719        8,217         10,086
General and administrative expenses                                                2,916        3,432        5,770          7,211
Advertising                                                                        1,933        2,929        3,780          6,666
Bad debt expense                                                                     162          180          341            360
Other depreciation and amortization                                                1,055        1,209        1,979          2,416
Gain on sale of assets                                                              (179)         (43)        (543)           (43)
                                                                             ------------------------- ---------------------------
  Total costs & expenses                                                          35,711       44,183       69,315         95,216
                                                                             ------------------------- ---------------------------
  Operating income                                                                 1,526        2,923        3,217          4,076
OTHER INCOME (EXPENSE):
Interest income                                                                      456          138          905            392
Interest expense                                                                  (1,149)      (1,642)      (2,395)        (3,548)
                                                                             ------------------------- ---------------------------
  Income before minority interests, income tax expense and
    extraordinary item                                                               833        1,419        1,727            920
Minority interests in operations of joint ventures                                   (22)          (3)         (36)           -
                                                                             ------------------------- ---------------------------
  Income before income tax expense and extraordinary item                            811        1,416        1,691            920
Income tax expense                                                                    35           37           72             74
                                                                             ------------------------- ---------------------------
  Net income from continuing operations before extraordinary item                    776        1,379        1,619            846
Extraordinary item-gain on early extinguishment of debt, net of
    income taxes                                                                     -            152          -              261
                                                                             ------------------------- ---------------------------
  Net income                                                                     $   776     $  1,531     $  1,619      $   1,107
                                                                             ========================= ===========================
  Comprehensive income                                                           $   776     $  1,531     $  1,619      $   1,107
                                                                             ========================= ===========================
Basic earnings per share:
    Earnings before extraordinary item                                           $  0.08     $   0.14     $   0.17      $    0.09
    Extraordinary item
                                                                                     -           0.02          -             0.03
                                                                             ------------------------- ---------------------------
    Net earnings                                                                 $  0.08     $   0.16      $  0.17      $    0.12
                                                                             ========================= ===========================
Diluted earnings per share:
    Earnings before extraordinary item                                           $  0.07     $   0.14      $  0.14      $    0.09
    Extraordinary item
                                                                                     -           0.02          -             0.03
                                                                             ------------------------- ---------------------------
    Net earnings                                                                 $  0.07     $   0.16      $  0.14      $    0.12
                                                                             ========================= ===========================
Weighted average number of common shares outstanding:
    Basic                                                                          9,869        9,388        9,807          9,388
    Diluted                                                                       11,908        9,582       11,645          9,485

See accompanying notes to condensed consolidated financial statements

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                                                   Two Quarters Ended
                                                                                             -------------------------------
                                                                                               June 18,           June 19,
                                                                                                 2001               2000
                                                                                             ------------      -------------
Cash flows from operating activities:
  Net income                                                                                 $     1,619       $     1,107
  Adjustments to reconcile net earnings to net cash
      provided by operating activies:
    Depreciation and amortization                                                                  3,919             4,444
    Gain on bond repurchases                                                                           -              (261)
    Amortization of bond costs and discounts                                                           -               144
    Provisions for bad debt                                                                          341               360
    Gain on sale of assets                                                                          (543)              (43)
    Minority interest in operations of joint ventures                                                 36                 -
  Change in assets and liabilities:
    Decrease (increase) in receivables                                                               723            (2,283)
    Decrease (increase) in inventory                                                                 (76)              281
    Decrease (increase) in prepaid expenses and other current assets                                 711              (539)
    Decrease in other assets                                                                           -                63
    Increase (decrease) in accounts payable                                                       (2,964)            1,037
    Increase (decrease) in accrued liabilities                                                       125            (5,396)
                                                                                             ------------      ------------
        Net cash provided by (used in) operating activities                                        3,891            (1,086)
                                                                                             ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                                            (1,570)             (939)
  Acquistion of restaurants, net of cash acquired                                                   (312)                -
  Decrease in investments                                                                              -             2,149
  Proceeds from sale of property & equipment                                                         152            13,709
                                                                                             ------------      ------------
        Net cash provided by (used in) investing activities                                       (1,730)           14,919
                                                                                             ------------      ------------
Cash flows from financing activities:
  Principal payments on long-term debt and capital lease obligations                              (3,578)           (7,945)
  Decrease in restricted cash                                                                         98             1,187
  Repayments of senior notes                                                                           -           (45,601)
  Net proceeds from issuance of common stock                                                         507                 -
  Proceeds from issuance of long-term debt                                                           580            34,885
  Deferred loan costs incurred                                                                       (73)                -
  Distributions to minority interests                                                                (50)              (24)
                                                                                             ------------      ------------
         Net cash used in financing activities                                                    (2,516)          (17,498)
                                                                                             ------------      ------------
         Net decrease in cash                                                                       (355)           (3,665)
Cash at beginning of period                                                                          923             4,371
                                                                                             ------------      ------------
Cash at end of period                                                                        $       568       $       706
                                                                                             ============      ============
Supplemental disclosures of cash flow information
    Interest paid                                                                            $     2,394       $     4,055
                                                                                             ============      ============
    Issuance of capital lease obligation for equipment                                       $     2,253       $         -
                                                                                             ============      ============
    Note receivable accepted for market sale                                                 $     2,100       $         -
                                                                                             ============      ============

See accompanying notes to condensed consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:   Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited condensed consolidated statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, and its joint ventures, collectively referred to as "the Company". The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

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

          The operating results for the two quarters ended June 18, 2001, are not necessarily an indication of the results that may be expected for the fiscal year ending December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's January 1, 2001 consolidated financial statements.

(b) Purpose and Organization - Our principal business is the operation and franchising of Checkers(R) and Rally's Hamburgers(R) (Rally's) restaurants. At June 18, 2001, there were 426 Rally's restaurants operating in 18 different states and there were 421 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 847 total restaurants, 207 are owned by us and 640 are owned by franchisees. Three of the Company-owned restaurants are owned by joint venture partnerships in which we have a 50% to 75% ownership interest.

          Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(d) Reclassifications - Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2:   Liquidity and Capital Resources

          We have a working capital deficit of $4.1 million at June 18, 2001 as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the repayment of the Textron note payable (Loan B). We repaid $2 million from operating cash flows and issued a note payable to Heller Financial, Inc. for $3.8 million over a 30 month term at an interest rate of 14%.

          Although there can be no assurance, we believe that our existing cash at June 18, 2001, together with cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Note 3:   Lease Receivables

          We have capital lease receivables for restaurants previously sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of June 18, 2001 was approximately $8.0 million. We have deferred gains of $6.2 million from these sales as of June 18, 2001, since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gain is being recognized over the life of the related capital leases. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenue for $0.7 million and $5.5 million, respectively.

          The Company, as original lessee, has subleased the land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

Note 4:   Revolving Line of Credit

          The Company has exercised it option to extend the revolving loan facility, under Loan B, available beginning June 30, 2001 with Textron Financial Corporation that permits the Company to borrow up to 50% of collateral pledged. The credit facility is available through June 15, 2002 with an interest rate equal to LIBOR plus 4.5% (8.56% at June 18, 2001). Total collateral pledged as of June 18, 2001 was approximately $5.2 million, consisting primarily of property and equipment.

Note 5:   Long-Term debt and Obligations under Capital Leases

                                                                                              June 18,        January 1,
                                                                                                2001             2001
                                                                                           --------------- --------------
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, including interest at LIBOR plus 3.7% (7.76% at June 18, 2001)
   secured by property and equipment.                                                      $  11,345        $   11,662

Revolving credit note payable (Loan B) to Textron Financial Corporation payable on June 15, 2001. Installment payments of interest only were due monthly at
   30%, secured by real estate, property and equipment, and subordinate to Loan
   A. The balance has been fully satisfied.                                                        -             5,873

Mortgages payable to FFCA Acquisition Corporation secured by thirty- two
   Company-owned restaurants, payable in 240 aggregate monthly of $133,295, including interest at 9.5%. Although we continue to be obligated, approximately $3.5 million of these mortgage obligations pass directly
   through to franchisees as a result of Company-owned restaurant sales.                      13,648            13,795

Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712, including
   interest at 14%.                                                                            3,872                 -

Obligations under capital leases, maturing at various dates through January 1,
   2018, secured by property and equipment, bearing interest ranging from 7% to
   16.4%. The leases are payable in monthly principal and interest installments ranging from $674 to $11,320. Although we continue to be obligated, approximately $4.5 million of these capital lease obligations pass directly
   through to franchisees as a result of Company-owned restaurant sales.                       9,004             7,694

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly
   principal and interest installments of $8,416 and $15,420, respectively.                      662               769

Other notes payable maturing at various dates through November 20, 2005, secured by property and equipment, bearing interest ranging from 7.7% to 9.75%. The notes are payable in monthly principal and interest installments ranging from
   $1,531 to $18,095.                                                                          1,262               745
                                                                                           --------------- --------------
Total long-term debt and obligations under capital leases                                     39,793            40,538

Less current installments                                                                      5,307             9,362
                                                                                           --------------- --------------
Long-term debt, less current maturities                                                    $  34,486       $    31,176
                                                                                           =============== ==============

Note 6:   Accounting Charges and Loss Provisions

         At the end of fiscal 2000, we had reserves of $5.3 million relating to restaurant relocations and abandoned sites. These reserves represent management's estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the first half of 2001, the Company made lease and other payments of $764,000, relating to restaurant relocations and abandoned sites.

Note 7:  Subsequent Event

         On July 2, 2001, we repossessed and began operating eighteen Rally's restaurants in California and three Rally's restaurants in Arizona. These restaurants were previously operated by CKE Restaurants, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, its wholly-owned subsidiaries, and its joint ventures (collectively, the "Company") is one of the largest chains of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers(R) and Rally's Hamburgers(R) (Rally's), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally's was considered the surviving entity for accounting purposes since the shareholders of Rally's owned a majority of our outstanding stock immediately following the merger. At June 18, 2001, there were 426 Rally's restaurants operating in 18 different states and 421 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 847 total restaurants, 207 are owned by us and 640 are owned by franchisees. Three of our restaurants are owned by joint venture partnerships in which we have a 50%-75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

         We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate to Company-owned restaurant operations and the Company's franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings, closings, market sales and the sales volumes of both existing and new restaurants.

                             RESULTS OF OPERATIONS
                             ---------------------

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income and operating data for the periods indicated:

                                                                             Quarter Ended           Two Quarters Ended
                                                                     -------------------------     ---------------------
                                                                       June 18,      June 19,      June 18,     June 19,
                                                                         2001          2000          2001         2000
                                                                     ----------     ----------     --------     --------
REVENUES:
Restaurant sales                                                           89.2%          91.8%        89.5%        93.4%
Franchise revenues and other income                                        10.8%           8.2%        10.5%         6.6%
                                                                     ----------     ----------     --------     --------
   Total revenues                                                         100.0%         100.0%       100.0%       100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                        34.4%          31.4%        33.4%        31.4%
Restaurant labor costs (1)                                                 32.5%          32.8%        32.7%        33.0%
Restaurant occupancy expenses (1)                                           7.4%           6.8%         7.7%         7.3%
Restaurant depreciation and amortization (1)                                2.9%           2.5%         3.0%         2.2%
Other restaurant operating expenses (1)                                    12.6%          10.9%        12.7%        10.9%
General and administrative expenses                                         7.8%           7.3%         8.0%         7.3%
Advertising (1)                                                             5.8%           6.8%         5.8%         7.2%
Bad debt expense                                                            0.4%           0.4%         0.5%         0.4%
Other depreciation and amortization                                         2.8%           2.6%         2.7%         2.4%
Gain on sale of assets                                                     (0.5%)         (0.1%)       (0.8%)        0.0%
                                                                     ----------     ----------     --------     --------
   Total costs & expenses                                                  95.9%          93.8%        95.6%        95.9%
                                                                     ----------     ----------     --------     --------
   Operating income                                                         4.1%           6.2%         4.4%         4.1%

OTHER INCOME (EXPENSE):
Interest income                                                             1.2%           0.3%         1.2%         0.4%
Interest expense                                                           (3.1%)         (3.5%)       (3.3%)       (3.6%)
                                                                     ----------     ----------     --------     --------
Income before minority interests, income tax expense, and
   extraordinary item                                                       2.2%           3.0%         2.3%         0.9%
Minority interests in operations of joint ventures                         (0.0%)         (0.0%)       (0.0%)       (0.0%)
                                                                     ----------     ----------     --------     --------
Income before income tax expense and extraordinary item                     2.2%           3.0%         2.3%         0.9%
Income tax expense                                                          0.1%           0.1%         0.1%         0.1%
                                                                     ----------     ----------     --------     --------
Net income from continuing operations before extraordinary item             2.1%           2.9%         2.2%         0.8%
Gain on early extinguishment of debt, net of income taxes                   0.0%           0.3%         0.0%         0.3%
                                                                     ----------     ----------     --------     --------
Net income                                                                  2.1%           3.2%         2.2%         1.1%
                                                                     ==========     ==========     ========     ========
Number of Company-operated restaurants:
        Restaurants open at the beginning of period                         207            367          195          367
        Opened, closed or transferred, net during the period                  -            (80)          12          (80)
                                                                     ----------     ----------     --------     --------
        Total company-owned restaurants, end of period                      207            287          207          287
                                                                     ==========     ==========     ========     ========
Number of franchised restaurants:
        Restaurants open at the beginning of period                         638            537          659          540
        Opened, closed or transferred, net during the period                  2             64          (19)          61
                                                                     ----------     ----------     --------     --------
        Total franchised restaurant, end of period                          640            601          640          601
                                                                     ----------     ----------     --------     --------

        Total all restaurants opened at end of period:                      847            888          847          888
                                                                     ==========     ==========     ========     ========

(1)  As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended June 18, 2001 and Quarter Ended June 19, 2000

          Revenues. Total revenues were $37.2 million for the quarter ended June
          --------
18, 2001, compared to $47.1 million for the quarter ended June 19, 2000. Company-owned restaurant sales decreased by $10.0 million for the quarter ended June 18, 2001, to $33.2 million, as compared to $43.2 million for the quarter ended June 19, 2000 due primarily to the decrease in Company-owned restaurants by approximately 120, due to market sales in 2000, as compared to the quarter ended June 19, 2000. Sales at comparable restaurants, which include only the units that were in operation for the full quarters being compared, increased 13.6% for the quarter ended June 18, 2001 as compared with the quarter ended June 19, 2000.

          Costs and expenses. Restaurant food and paper costs totalled $11.4
          ------------------
million or 34.4% of restaurant sales for the quarter ended June 18, 2001, compared to $13.6 million or 31.4% of restaurant sales for the quarter ended June 19, 2000. The increase in these costs as a percentage of restaurant sales was due to increased beef prices accompanied with promotional sales during the quarter.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $10.8 million or 32.5% of restaurant sales for the quarter ended June 18, 2001, compared to $14.2 million or 32.8% of restaurant sales for the quarter ended June 19, 2000. Restaurant labor costs remained consistent as a percentage of restaurant sales.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.4 million or 7.4% of restaurant sales for the quarter ended June 18, 2001 compared to $2.9 million or 6.8% of restaurant sales for the quarter ended June 19, 2000. The increase in restaurant occupancy expense as a percentage of restaurant sales is primarily due to increasing insurance costs.

          Restaurant depreciation and amortization remained consistent for the quarter ended June 18, 2001 as compared to the quarter ended June 19, 2000.

          Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $4.2 million, or 12.6% of restaurant sales for the quarter ended June 18, 2001 compared to $4.7 million, or 10.9% of restaurant sales for the quarter ended June 19, 2000. The increase was primarily related to increases in repairs and maintenance as we continue to refurbish the restaurants. In addition, utility costs also increased during the quarter ended June 18, 2001.

          General and administrative expenses were $2.9 million, or 7.8% of total revenues for the quarter ended June 18, 2001 compared to $3.4 million, or 7.3% of total revenues for the quarter ended June 19, 2000. The decrease in costs is due primarily to a decrease in corporate payroll by approximately $0.4 million. The increase as a percentage of total revenues is due to the decrease in total revenues, resulting from the sale of restaurants in fiscal 2000.

          Advertising expense decreased to $1.9 million, or 5.8% of restaurant sales for the quarter ended June 18, 2001 from $2.9 million, or 6.8% of restaurant sales for the quarter ended June 18, 2001. The decrease in dollars spent was due to the decrease of approximately 120 Company-owned restaurants as compared to the quarter ended June 19, 2000. The decrease as a percentage of sales was due to the increase in comparable store sales of 13.6%.

          Bad debt expense for the quarter ended June 18, 2001 remained consistent with the quarter ended June 19, 2000.

          Other depreciation and amortization decreased by $154,000 to $1.06 million. The decrease was due primarily to decreased amortization resulting from the early repayment of debt at the end of fiscal 2000. Deferred financing costs were written down as a result of the early repayment, decreasing amortization expense.

          Interest expense. Interest expense decreased to $1.1 million, or 3.1%
          ----------------
of total revenues for the quarter ended June 18, 2001 from $1.6 million, or 3.5% of total revenues for the quarter ended June 19, 2000. This decrease was primarily due to the repayment of $40 million of debt near and after the end of the quarter ended June 19, 2000.

          Income tax expense. The Company's income tax expense for both periods
          ------------------
remained consistent and represents estimated state income taxes. No federal income tax expense has been recorded due to the availability of net operating losses from prior years operations.

Comparison of Historical Results - Two Quarters Ended June 18, 2001 and Two Quarters Ended June 19, 2000

          Revenues. Total revenues were $72.5 million for the two quarters ended
          --------
June 18, 2001, compared to $99.3 million for the two quarters ended June 19, 2000. Company-owned restaurant sales decreased by $27.9 million for the two quarters ended June 18, 2001, to $64.9 million, as compared to $92.8 million for the two quarters ended June 19, 2000, due primarily to a decrease in Company-owned restaurants by approximately 160, due to market sales in 2000, as compared to the two quarter ended June 19, 2000. Sales at comparable restaurants, which include only the units that were in operation for the full two quarters being compared, increased 13.0% for the two quarters ended June 18, 2001 as compared with the two quarters ended June 19, 2000. Franchise revenues and fees increased by $1.1 million, primarily as a result of the Company-owned restaurant sales, resulting in an increase in royalties.

          Costs and expenses. Restaurant food and paper costs totalled $21.6
          ------------------
million or 33.4% of restaurant sales for the two quarters ended June 18, 2001, compared to $29.1 million or 31.4% of restaurant sales for the two quarters ended June 19, 2000. The increase in these costs as a percentage of restaurant sales was due to increased beef prices accompanied with promotional sales during the two quarters.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $21.2 million or 32.7% of restaurant sales for the two quarters ended June 18, 2001, compared to $30.6 million or 33.0% of restaurant sales for the two quarters ended June 19, 2000. Restaurant labor costs remained consistent as a percentage of restaurant sales.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $5.0 million or 7.7% of restaurant sales for the two quarters ended June 18, 2001 compared to $6.8 million or 7.3% of restaurant sales for the two quarters ended June 19, 2000. The increase in restaurant occupancy expense as a percentage of restaurant sales is primarily due to increasing insurance costs.

          Restaurant depreciation and amortization remained consistent for the two quarters ended June 18, 2001 as compared to the two quarters ended June 19, 2000.

          Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $8.2 million, or 12.7% of restaurant sales for the two quarters ended June 18, 2001 compared to $10.1 million, or 10.9% of restaurant sales for the two quarters ended June 19, 2000. The increase was primarily related to increases in repairs and maintenance as we continue to refurbish the restaurants. In addition, utilities costs also increased during the two quarters ended June 18, 2001.

          General and administrative expenses were $5.8 million, or 8.0% of total revenues for the two quarters ended June 18, 2001 compared to $7.2 million, or 7.3% of total revenues for the two quarters ended June 19, 2000. The decrease in costs is due primarily to a decrease in corporate payroll by approximately $1.3 million. The increase as a percentage of total revenues is due to the decrease in total revenues, resulting from the sale of restaurants in fiscal 2000.

          Advertising expense decreased to $3.8 million, or 5.8% of restaurant sales for the two quarters ended June 18, 2001 from $6.7 million, or 7.2% of restaurant sales for the two quarters ended June 19, 2000. The decrease in dollars spent was due to a decrease in Company-owned restaurants by approximately 160 as compared to the two quarter ended June 19, 2000. The decrease as a percentage of sales was due to the increase in comparable store sales of 13.0% over the two quarters.

          Other depreciation and amortization decreased by $437,000 to $2.0 million. The decrease was due primarily to decreased amortization resulting from the early repayment of debt at the end of fiscal 2000. Deferred financing costs were written down as a result of the early repayment, decreasing amortization expense.

          Interest expense. Interest expense decreased to $2.4 million, or 3.3%
          ----------------
of total revenues for the two quarters ended June 18, 2001 from $3.5 million, or 3.6% of total revenues for the two quarters ended June 19, 2000. This decrease was primarily due to the repayment of $40 million of debt near and after the end of the quarter ended June 19, 2000.

          Income tax expense. The Company's income tax expense remained
          ------------------
consistent and represents estimated state income taxes. No federal income tax expense has been recorded due to the availability of net operating losses from prior years operations.

Liquidity and Capital Resources

          At June 18, 2001, we had a working capital deficit of $4.1 million as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the repayment of the Textron note payable (Loan B). We repaid $2 million from operating cash flows and issued a note payable to Heller Financial, Inc. for $3.8 million payable over 30 months at an interest rate of 14%. The Company, and the restaurant industry in general, operates with a working capital deficit because all of our restaurant sales are for cash, while we receive credit from our trade suppliers. In addition, we maintain relatively low levels of accounts receivable and inventory.

          Cash and cash equivalents decreased approximately $355,000 to $568,000 from the fiscal year ended January 1, 2001. Cash flow from operating activities was $3.9 million compared to an outflow of $1.1 million during the same period last year. The increase of $5.0 million is largely attributable to current profits and a net decrease in the balances of accounts payable and accrued liabilities due to the timing of payments in the prior year.

          Cash flow used for investing activities was $1.7 million related primarily to capital expenditures. The capital expenditures related to point-of-purchase menu boards and building refurbishments. Point-of-sale equipment was acquired during the period under capital lease obligations of approximately $2.3 million. In addition, 17 restaurants were reacquired during the two quarters ended June 18, 2001 by assuming $312,000 in liabilities.

          Cash used by financing activities was $2.5 million. We paid down $2 million of the Textron note payable (Loan B) prior to refinancing the remaining $3.9 million in addition to monthly principal payments of approximately $1.6 million. We received $580,000 from the issuance of long-term debt and $507,000 from the issuance of common stock from the exercise of stock options and warrants during the two quarters ended June 18, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and foreign exchange rate fluctuations:
----------------------------------------------------

          Our exposure to financial market risks relates to the impact that interest rate changes could have on our debt. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations do not have a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk:
--------------------

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Jonathan Mittman et al. v. Rally's Hamburgers, Inc., et al. In January
          ----------------------------------------------------------
and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply.

          Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state
          ---------------------------------------
court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. In the event the settlement is not consummated, we intend to defend vigorously.

          Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services,
          --------------------------------------------------------------------
Inc., et al. On August 10, 1995, a state court counterclaim and third party
-----------
complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled Tampa Checkmate Food Services, Inc., Checkmate Food Services, Inc. and Robert H. Gagne v. Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, James F. White, Jr., Jared D. Brown, Robert G. Brown and George W. Cook. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, Checkers sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with Checkers. The counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

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

          Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. and KPMG Peat
          --------------------------------------------------------------------
Marwick. On March 4, 1999, a state court complaint was filed in the Circuit
-------
Court in and for Pinellas County, Florida, Civil Division. The complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with Checkers based on misrepresentations and omissions made by Checkers. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Florida's Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the complaint and intends to defend this lawsuit vigorously.

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

          None.

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



                                    Checkers Drive-In Restaurants, Inc.
                                    -----------------------------------
                                               (Registrant)


Date: July 30, 2001                    By: /s/ Daniel J. Dorsch
                                          ---------------------
                                       President and Chief Executive Officer