Form 10-Q
period 2001-09-10
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2001-10-24
CIK 879554

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 10, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission file number 0-19649

                      Checkers Drive-In Restaurants, Inc.
            (Exact name of Registrant as specified in its charter)


         Delaware                                                     58-1654960
         (State or other jurisdiction of                        (I.R.S. employer
         incorporation or organization)                      identification no.)

         4300 West Cypress Street
         Suite 600
         Tampa, FL                                                         33607
         (Address of principal executive offices)                     (Zip code)

              Registrant's telephone number, including area code: (813) 283-7000

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       The Registrant had 10,173,367 shares of Common Stock, par value $.001 per share, outstanding as of September 10, 2001.

                               TABLE OF CONTENTS

                                                                                                                     PAGE
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

               Condensed Consolidated Balance Sheets
                   September 10, 2001 and January 1, 2001...........................................................   3

               Condensed Consolidated Statements of Operations and Comprehensive Income
                   Quarters ended September 10, 2001 and September 11, 2000
                   And Three Quarters ended September 10, 2001 and September 11, 2000 ..............................   4

               Condensed Consolidated Statements of Cash Flows
                   Three Quarters ended September 10, 2001 and September 11, 2000  .................................   5


               Notes to Condensed Consolidated Financial Statements.................................................   6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................................   9

Item 3    Quantitative and Qualitative Disclosures About Market Risk................................................  13


PART II   OTHER INFORMATION

Item 1    Legal proceedings.........................................................................................  14

Item 2    Changes in Securities and Use of Proceeds.................................................................  15

Item 3    Defaults Upon Senior Securities...........................................................................  15

Item 4    Submission of Matters to a Vote of Security Holders ......................................................  15

Item 5    Other Information.........................................................................................  16

Item 6    Exhibits and Reports on Form 8-K..........................................................................  16

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                                        September 10,         January 1,
                                                                                             2001                2001
                                                                                     --------------------- ------------------
Current Assets:
Cash and cash equivalents                                                             $             2,329   $            923
Restricted cash                                                                                     1,682              1,847
Accounts, notes and leases receivable, net                                                          4,029              4,666
Inventory                                                                                           1,152                996
Prepaid expenses and other current assets                                                           1,321              2,189
Property and equipment held for sale                                                                9,117              8,774
                                                                                     --------------------- ------------------
    Total current assets                                                                           19,630             19,395

Property and equipment, net                                                                        45,233             42,522
Notes receivable, net - less current portion                                                        6,161              4,610
Lease receivable, net- less current portion                                                         7,297              8,957
Intangible assets, net                                                                             46,192             48,341
Other assets, net                                                                                   2,055              2,173
                                                                                     --------------------- ------------------
                                                                                      $           126,568   $        125,998
                                                                                     ===================== ==================
Current Liabilities:
Current maturities of long-term debt and obligations under capital leases             $             5,331   $          9,362
Accounts payable                                                                                    4,926              7,374
Reserves for restaurant relocations and abandoned sites                                             1,527              1,722
Accrued wages and benefits                                                                          2,594              1,523
Accrued liabilities                                                                                 9,136              8,404
                                                                                     --------------------- ------------------
    Total current liabilities                                                                      23,514             28,385

Long-term debt, less current maturities                                                            26,452             24,909
Obligations under capital leases, less current maturities                                           7,202              6,267
Long-term reserves for restaurant relocations and adandoned sites                                   2,629              3,596
Minority interests in joint ventures                                                                  526                532
Deferred revenue                                                                                    7,841              7,738
Other long-term liabilities                                                                         3,960              3,637
                                                                                     --------------------- ------------------

    Total liabilities                                                                              72,124             75,064

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none
     issued at September 10, 2001 and January 1, 2001                                                   -                  -
Common stock, $.001 par value, authorized 175,000,000 shares, issued
    10,221,609 at September 10, 2001 and 9,653,623 at January 1, 2001                                  10                 10
Additional paid-in capital                                                                        140,089            138,650
Accumulated deficit                                                                               (85,155)           (87,226)
                                                                                     --------------------- ------------------
                                                                                                   54,944             51,434
Less:  Treasury stock, 48,242 at September 10, 2001
               and January 1, 2001, at cost                                                          (400)              (400)
          Note receivable - officer                                                                  (100)              (100)
                                                                                     --------------------- ------------------
    Total stockholders' equity                                                                     54,444             50,934
                                                                                     --------------------- ------------------
                                                                                      $           126,568   $        125,998
                                                                                     ===================== ==================

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

                                                                                  Quarter Ended           Three Quarters Ended
                                                                             ------------------------- ---------------------------
                                                                              Sept. 10,      Sept. 11     Sept. 10,      Sept. 11
                                                                                2001           2000         2001           2000
                                                                             ------------------------- ---------------------------
REVENUES:
Restaurant sales                                                             $    34,306     $ 31,910  $    99,197      $ 124,667
Franchise royalty revenue                                                          3,655     $  3,677       10,932      $   9,304
Franchise fees and other income                                                       28        2,233          392          3,142
                                                                             ------------------------  --------------------------
   Total revenues                                                            $    37,989     $ 37,820  $   110,521      $ 137,113
                                                                             ------------------------  --------------------------

COSTS AND EXPENSES:
Restaurant food and paper costs                                                   11,245        9,626       32,891         38,724
Restaurant labor costs                                                            11,346       10,908       32,560         41,498
Restaurant occupancy expenses                                                      3,219        2,657        8,190          9,800
Restaurant depreciation and amortization                                             929        1,223        2,869          3,745
Other restaurant operating expenses                                                4,725        4,285       12,942         14,329
General and administrative expenses                                                3,007        2,846        8,777         10,018
Advertising                                                                        1,690        1,706        5,470          8,372
Bad debt expense                                                                     161          180          502            540
Other depreciation and amortization                                                  696          996        2,675          2,918
Impairment of long-lived assets                                                      223            -          223              -
Loss (gain) on sale of assets                                                       (203)       1,873         (746)         1,729
                                                                             ------------------------  --------------------------
  Total costs & expenses                                                          37,038       36,300      106,353        131,673
                                                                             ------------------------  --------------------------
  Operating income                                                                   951        1,520        4,168          5,440
OTHER INCOME (EXPENSE):
Interest income                                                                      478          296        1,383            845
Interest expense                                                                    (879)      (1,586)      (3,274)        (5,135)
                                                                             ------------------------  --------------------------
  Income before minority interests, income tax expense and
    extraordinary item                                                               550          230        2,277          1,150
Minority interests in operations of joint ventures                                    (7)          (7)         (43)            (8)
                                                                             ------------------------  --------------------------
  Income before income tax expense and extraordinary item                            543          223        2,234          1,142
Income tax expense (benefit)                                                          91         (586)         163           (512)
                                                                             ------------------------  --------------------------
  Net income from continuing operations before extraordinary item                    452          809        2,071          1,654
Extraordinary item-gain on early extinguishment of debt, net of
    income taxes                                                                       -            -            -            261
                                                                             ------------------------  --------------------------
  Net income                                                                 $       452     $    809  $     2,071      $   1,915
                                                                             ========================  ==========================
  Comprehensive income                                                       $       452     $    809  $     2,071      $   1,915
                                                                             ========================  ==========================
Basic earnings per share:
    Earnings before extraordinary item                                       $      0.05     $   0.09  $      0.21      $    0.17
    Extraordinary item                                                                 -            -            -           0.03
                                                                             ------------------------  --------------------------
    Net earnings                                                             $      0.05     $   0.09  $      0.21      $    0.20
                                                                             ========================  ==========================
Diluted earnings per share:
    Earnings before extraordinary item                                       $      0.04     $   0.08  $      0.18      $    0.17
    Extraordinary item                                                                 -            -            -           0.03
                                                                             ------------------------  --------------------------
    Net earnings                                                             $      0.04     $   0.08  $      0.18      $    0.20
                                                                             ========================  ==========================

Weighted average number of common shares outstanding:
    Basic                                                                         10,025        9,388        9,879          9,388
    Diluted                                                                       11,923       10,419       11,737          9,796

See accompanying notes to condensed consolidated financial statements.

                         CHECKERS DRIVE-IN RESTAURANTS, INC.
                                  AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (UNAUDITED)

                                                                                                   Three Quarters Ended
                                                                                             ---------------------------------
                                                                                               Sept. 10,         Sept. 11,
                                                                                                  2001             2000
                                                                                             ---------------  ----------------
Cash flows from operating activities:
  Net income                                                                                 $        2,071   $         1,915
  Adjustments to reconcile net earnings to net cash
      provided by operating activies:
    Depreciation and amortization                                                                     5,544             6,663
    Impairment of long-lived assets                                                                     223               118
    Gain on bond repurchases                                                                              -              (261)
    Amortization of bond costs and discounts                                                              -               295
    Provisions for bad debt                                                                             502               540
    Non-cash compensation                                                                                76                 -
    Loss (gain) on sale of assets                                                                      (746)            1,887
    Minority interest in operations of joint ventures                                                    43                 8
  Change in assets and liabilities:
    Decrease (increase) in receivables                                                                1,076            (3,415)
    Decrease (increase) in inventory                                                                    (90)              522
    Decrease in prepaid expenses and other current assets                                               796             1,412
    Decrease (increase) in other assets                                                                 (32)              583
    Increase (decrease) in accounts payable                                                          (2,448)              125
    Increase (decrease) in accrued liabilities                                                        1,158            (8,551)
                                                                                             --------------   ---------------
        Net cash provided by operating activities                                                     8,173             1,841
                                                                                             --------------   ---------------
Cash flows from investing activities:
  Capital expenditures                                                                               (2,776)           (1,455)
  Acquistion of restaurants, net of cash acquired                                                    (1,357)                -
  Decrease in investments                                                                                 -             2,193
  Proceeds from sale of property & equipment                                                            170            27,059
                                                                                             --------------   ---------------
        Net cash provided by (used in) investing activities                                          (3,963)           27,797
                                                                                             --------------   ---------------
Cash flows from financing activities:
  Principal payments on long-term debt and capital lease obligations                                 (4,788)          (22,884)
  Decrease in restricted cash                                                                           165             2,199
  Repayments of senior notes                                                                              -           (45,601)
  Net proceeds from issuance of common stock                                                          1,363                 -
  Proceeds from issuance of long-term debt                                                              580            34,885
  Deferred loan costs incurred                                                                          (75)           (2,334)
  Distributions to minority interests                                                                   (49)              (23)
                                                                                             --------------   ---------------
         Net cash used in financing activities                                                       (2,804)          (33,758)
                                                                                             --------------   ---------------
         Net increase (decrease) in cash                                                              1,406            (4,120)
Cash at beginning of period                                                                             923             4,371
                                                                                             --------------   ---------------
Cash at end of period                                                                        $        2,329   $           251
                                                                                             ==============   ===============
Supplemental disclosures of cash flow information
    Interest paid                                                                            $        3,373   $         5,593
                                                                                             ==============   ===============
    Issuance of capital lease obligation for equipment                                       $        2,655   $             -
                                                                                             ==============   ===============
    Note receivable accepted for market sale                                                 $        2,100   $             -
                                                                                             ==============   ===============

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

          The operating results for the three quarters ended September 10, 2001, are not necessarily an indication of the results that may be expected for the fiscal year ending December 31, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's January 1, 2001 consolidated financial statements.

(b) Purpose and Organization - Our principal business is the operation and franchising of Checkers(R) and Rally's Hamburgers(R) (Rally's) restaurants. At September 10, 2001, there were 423 Rally's restaurants operating in 18 different states and there were 419 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 842 total restaurants, 236 are owned by us and 606 are owned by franchisees. Three of the Company-owned restaurants are owned by joint venture partnerships in which we have a 50% to 75% ownership interest.

          Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(d) Reclassifications - Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2:   Liquidity and Capital Resources

          We have a working capital deficit of $3.9 million at September 10, 2001 as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the repayment of the Textron note payable (Loan
B), operating profits for the year of $2.1 million, and additional capital contributions of $1.4 million from the exercise of options and warrants into 567,986 shares of common stock.

          Although there can be no assurance, we believe that our existing cash at September 10, 2001, the cash provided from operations, and the available $2.8 million line of credit will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Note 3:   Lease Receivables

          We have capital lease receivables for restaurants previously sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of September 10, 2001 was approximately $7.8 million. We have deferred gains of $6.0 million from these sales as of September 10, 2001, since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gain is being recognized over the life of the related capital leases. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenue for $0.6 million and $5.4 million, respectively.

          The Company, as original lessee, has subleased the land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

Note 4:   Revolving Line of Credit

          The Company has a revolving loan facility, under Loan B, with Textron Financial Corporation that permits the Company to borrow up to 50% of collateral pledged. The credit facility is available through June 15, 2002 with an interest rate equal to LIBOR plus 4.5% (8.08% at September 10, 2001). Total collateral pledged as of September 10, 2001 was approximately $5.7 million, consisting primarily of property and equipment. There were no borrowings under the loan facility as of September 10, 2001.

Note 5:   Long-Term debt and Obligations under Capital Leases

                                                                                        September 10,   January 1,
                                                                                            2001           2001
                                                                                        -------------  ------------
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, including interest at LIBOR plus 3.7% (7.28% at September 10, 2001)
 secured by property and equipment.                                                       $   11,128     $  11,662

Revolving credit note payable (Loan B) to Textron Financial Corporation payable on June 15, 2001. Installment payments of interest only were due monthly at 30%, secured by real estate, property and equipment, and
 subordinate to Loan A.  The balance has been fully satisfied.                                     -         5,873

Mortgages payable to FFCA Acquisition Corporation secured by thirty- two
 Company-owned restaurants, payable in 240 aggregate monthly of $133,295, including interest at 9.5%.  Although we continue to be obligated, approximately
 $3.4 million of these mortgage obligations pass directly through to franchisees
 as a result of Company-owned restaurant sales.                                               13,572        13,795

Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712,  including
 interest at 14%.                                                                              3,542             -

Obligations under capital leases, maturing at various dates through January  1,
 2018, secured by property and equipment, bearing interest ranging from 7%
 to 16.4%. The leases are payable in monthly principal and interest installments ranging from $674 to $11,320.  Although we continue to be obligated, approximately $4.4 million of these capital lease obligations pass directly
 through to franchisees as a result of Company-owned restaurant sales.                         8,945         7,694

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal
 and interest installments of $8,416 and $15,420, respectively.                                  602           769

Other notes payable maturing at various dates through November  20, 2005, secured by property and equipment, bearing interest ranging from 7.7%  to
 9.75%.  The notes are payable in monthly principal and interest installments
 ranging from $1,531 to $18,095.                                                               1,196           745
                                                                                        -------------  ------------
Total long-term debt and obligations under capital leases                                     38,985        40,538

Less current installments                                                                      5,331         9,362
                                                                                        -------------  ------------
Long-term debt, less current maturities                                                   $   33,654     $  31,176
                                                                                        =============  ============


Note 6:   Acquisitions

          During the current year, we have acquired 37 restaurants from former franchisees. These acquisitions were recorded as follows:

          Fair value of assets acquired:

          Inventory                                        $      66
          Property and equipment                               1,081
          Property and equipment held for sale                   268
                                                          -----------
             Assets acquired                                   1,415
          Receivables forgiven                                   (34)
          Liabilities assumed                                    (24)
                                                          -----------
             Net cash                                      $   1,357
                                                          ===========

          In addition, on July 2, 2001, we repossessed and began operating 18 Rally's restaurants in California and 3 Rally's restaurants in Arizona which were previously operated by CKE Restaurants, Inc.

Note 7:   Accounting Charges and Loss Provisions

          At the end of fiscal 2000, we had reserves of $5.3 million relating to restaurant relocations and abandoned sites. These reserves represent management's estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the three quarters ended September 10, 2001, the Company made lease and other payments of $1.1 million, relating to restaurant relocations and abandoned sites. Additional reserves of $133,000 were recognized during the quarter ended September 10, 2001.

          The Company recorded an impairment charge of $223,000 for the write-off of goodwill associated with twelve franchised restaurants that were closed during the quarter ended September 10, 2001. The goodwill associated with these restaurants was recorded in 1991 when these restaurants were converted from a competing double drive-thru hamburger restaurant chain into Rally's Hamburgers restaurants.

Note 8:   Subsequent Event

          Subsequent to September 10, 2001, additional options and warrants were exercised into 613,311 shares of common stock for which the Company received net proceeds of $2.6 million.

          On October 15, 2001, SETLA, LLC, an affiliate of ALTES, LLC, which currently owns 50 Rally's Hamburgers(R) restaurants acquired an additional 60 Rally's Hamburgers(R) restaurants from Snapp's Restaurants, Inc. within the State of Ohio. In addition, SETLA, LLC has acquired the rights to develop an additional 12 restaurants, replacing units where Snapp's Restaurants, Inc. previously ceased operations. Associated with this transaction, Checkers Drive - In Restaurants, Inc. will recognize $180,000 in franchise transfer fees associated with the transaction during the quarter ended December 31, 2001.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, its wholly-owned subsidiaries, and its joint ventures (collectively, the "Company") is one of the largest chains of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers(R) and Rally's Hamburgers(R) (Rally's), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally's was considered the surviving entity for accounting purposes since the shareholders of Rally's owned a majority of our outstanding stock immediately following the merger. At September 10, 2001, there were 423 Rally's restaurants operating in 18 different states and 419 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 842 total restaurants, 236 are owned by us and 606 are owned by franchisees. Three of our restaurants are owned by joint venture partnerships in which we have a 50%-75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally's opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

                      Restaurants Operating in the System
                            For the Quarters Ended

                              January 3,   March 27,    June 19,     Sept. 11,   January 1,    March 26,    June 18,     Sept. 10,
                                 2000         2000        2000         2000         2001         2001         2001         2001
                             ------------ ----------- -----------  ------------ ------------ ------------ ------------ ------------
Company-operated:
    Beginning of quarter             463         367         367           287          224          195          207          207
    Openings/transfers in              -           -           -             1            -           29            -           29
    Closings/transfers out           (96)          -         (80)          (64)         (29)         (17)           -            -
                             ------------ ----------- -----------  ------------ ------------ ------------ ------------ ------------
    End of quarter                   367         367         287           224          195          207          207          236
                             ------------ ----------- -----------  ------------ ------------ ------------ ------------ ------------

Franchise:
    Beginning of quarter             471         540         537           601          649          659          638          640
    Openings/transfers in             83           3          81            65           42           17            5            1
    Closings/transfers out           (14)         (6)        (17)          (17)         (32)         (38)          (3)         (35)
                             ------------ ----------- -----------  ------------ ------------ ------------ ------------ ------------
    End of quarter                   540         537         601           649          659          638          640          606
                             ------------ ----------- -----------  ------------ ------------ ------------ ------------ ------------

                                     907         904         888           873          854          845          847          842
                             ============ =========== ===========  ============ ============ ============ ============ ============

                             RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of income and operating data for the periods indicated:

                                                                           Quarter Ended              Three Quarters Ended
                                                                  ------------------------------- ----------------------------
                                                                      Sept. 10,       Sept. 11      Sept. 10,      Sept. 11,
                                                                        2001            2000           2001          2000
                                                                  --------------- --------------- ------------- --------------
REVENUES:
Restaurant sales                                                           90.3%           84.4%         89.8%          90.9%
Franchise royalty revenue                                                   9.6%            9.7%          9.9%           6.8%
Franchise fees and other income                                             0.1%            5.9%          0.3%           2.3%
                                                                  --------------- --------------- ------------- --------------
   Total revenues                                                         100.0%          100.0%        100.0%         100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                        32.8%           30.2%         33.2%          31.1%
Restaurant labor costs (1)                                                 33.1%           34.2%         32.8%          33.3%
Restaurant occupancy expenses (1)                                           9.4%            8.3%          8.3%           7.9%
Restaurant depreciation and amortization (1)                                2.7%            3.8%          2.9%           3.0%
Other restaurant operating expenses (1)                                    13.8%           13.4%         13.0%          11.5%
General and administrative expenses                                         7.9%            7.5%          7.9%           7.3%
Advertising (1)                                                             4.9%            5.3%          5.5%           6.7%
Bad debt expense                                                            0.4%            0.5%          0.5%           0.4%
Other depreciation and amortization                                         1.8%            2.6%          2.4%           2.1%
Impairment of long-lived assets                                             0.6%            0.0%          0.2%           0.0%
Loss (gain) on sale of assets                                              (0.5%)           5.0%         (0.7%)          1.3%
                                                                  --------------- --------------- ------------- --------------
   Total costs & expenses                                                  97.5%           96.0%         96.2%          96.0%
                                                                  --------------- --------------- ------------- --------------

   Operating income                                                         2.5%            4.0%          3.8%           4.0%

OTHER INCOME (EXPENSE):
Interest income                                                             1.3%            0.8%          1.3%           0.6%
Interest expense                                                           (2.3%)          (4.2%)        (3.0%)         (3.8%)
                                                                  --------------- --------------- ------------- --------------
Income before minority interests, income tax expense, and
  extraordinary item                                                        1.5%            0.6%          2.1%           0.8%
Minority interests in operations of joint ventures                         (0.0%)          (0.0%)        (0.0%)         (0.0%)
                                                                  --------------- --------------- ------------- --------------
Income before income tax expense and extraordinary item                     1.5%            0.6%          2.1%           0.8%
Income tax expense                                                          0.3%           (1.5%)         0.2%          (0.4%)
                                                                  --------------- --------------- ------------- --------------
Net income from continuing operations before extraordinary item             1.2%            2.1%          1.9%           1.2%
Extraordinary income-gain on early extinguishment of debt, net of
  income taxes                                                              0.0%            0.0%          0.0%           0.2%
                                                                  --------------- --------------- ------------- --------------
Net income                                                                  1.2%            2.1%          1.9%           1.4%
                                                                  =============== =============== ============= ==============
Number of Company-operated restaurants:
       Restaurants open at the beginning of period                           207             287           195            367
       Opened, closed or transferred, net during the period                   29             (63)           41           (143)
                                                                  --------------- --------------- ------------- --------------
       Total company-owned restaurants, end of period                        236             224           236            224
                                                                  =============== =============== ============= ==============
Number of franchised restaurants:
       Restaurants open at the beginning of period                           640             601           659            540
       Opened, closed or transferred, net during the period                  (34)             48           (53)           109
                                                                  --------------- --------------- ------------- --------------
       Total franchised restaurant, end of period                            606             649           606            649
                                                                  --------------- --------------- ------------- --------------

       Total all restaurants opened at end of period:                        842             873           842            873
                                                                  =============== =============== ============= ==============

(1) As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended September 10, 2001 and Quarter Ended September 11, 2000

          Revenues. Total revenues were $38.0 million for the quarter ended
          --------
September 10, 2001, compared to $37.8 million for the quarter ended September 11, 2000. Company-owned restaurant sales increased by $2.4 million for the quarter ended September 10, 2001 to $34.3 million, as compared to $31.9 million for the quarter ended September 11, 2000 due primarily to changes in Company-owned restaurants operated during the quarters being compared. Fifty-one of the net 63 restaurant decrease during the quarter ended September 11, 2000 occurred during the first week of the quarter as compared to 21 of the 29 net restaurant increase during the quarter ended September 10, 2001 occurred during the third week of the quarter.

          Sales at comparable restaurants, which include only the units that were in operation during the entire quarters being compared, increased 13.6% for the quarter ended September 10, 2001 as compared with the quarter ended September 11, 2000.

          Franchise fees decreased by approximately $2 million for the quarter ended September 10, 2001 as compared to the quarter ended September 11, 2000 due to the franchise fee income recognized from the sale of 61 Company-owned restaurants during the quarter ended September 11, 2000.

          Costs and expenses. Restaurant food and paper costs totalled $11.2
          ------------------
million or 32.8% of restaurant sales for the quarter ended September 10, 2001, compared to $9.6 million or 30.2% of restaurant sales for the quarter ended September 11, 2000. The increase in these costs as a percentage of restaurant sales was due to increased beef and cheese prices during the quarter as compared to the prior year.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $11.3 million or 33.1% of restaurant sales for the quarter ended September 10, 2001, compared to $10.9 million or 34.2% of restaurant sales for the quarter ended September 11, 2000. Restaurant labor costs decreased as a percentage of restaurant sales due to volume efficiencies gained from increased sales.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $3.2 million or 9.4% of restaurant sales for the quarter ended September 10, 2001 compared to $2.7 million or 8.3% of restaurant sales for the quarter ended September 11, 2000. The increase in restaurant occupancy expense as a percentage of restaurant sales is due to additional reserves for abandoned sites, higher rental rates for the restaurants in the California market operated as Company-owned restaurants since operations were taken over from CKE Restaurants, Inc. on July 2, 2001, and increasing insurance costs.

          Restaurant depreciation and amortization totaled $929,000 or 2.7% of restaurant sales for the quarter ended September 10, 2001, compared to $1.2 million or 3.8% for the quarter ended September 11, 2000. The decrease is the result of restaurant depreciation expense being a fixed cost and per restaurants sales increasing.

          Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $4.7 million, or 13.8% of restaurant sales for the quarter ended September 10, 2001 compared to $4.3 million, or 13.4% of restaurant sales for the quarter ended September 11, 2000. These costs have remained consistent for the two quarters.

          General and administrative expenses were $3.0 million, or 7.9% of total revenues for the quarter ended September 10, 2001 compared to $2.8 million, or 7.5% of total revenues for the quarter ended September 11, 2000. These costs have remained consistent for the two quarters.

          Advertising expense was $1.7 million for the both the quarter ended September 10, 2001 and the quarter ended September 11, 2000. The decrease of 0.4% from 5.3% to 4.9% as a percentage of sales is due to restaurant sales increases, primarily at comparable restaurants.

          Bad debt expense, related to franchisee royalty revenue, remained consistent for the quarters ended September 10, 2001 and September 11, 2000.

          Other depreciation and amortization decreased by $300,000 to $700,000. The decrease was due primarily to decreased amortization resulting from the early repayment of debt at the end of fiscal 2000. Deferred financing costs were written down as a result of the early repayment, decreasing amortization expense.

         Interest expense. Interest expense decreased to $880,000, or 2.3% of
         ----------------
total revenues for the quarter ended September 10, 2001 from $1.6 million, or 4.2% of total revenues for the quarter ended September 11, 2000. This decrease was primarily due to the restructuring of our capital during the current year and fiscal 2000.

         Income tax expense. The Company's income tax expense for the quarter
         ------------------
ended September 10, 2001 was $91,000, which represents estimated federal and state income taxes. The increase of $677,000 is the result of a non-recurring $623,000 favorable tax ruling received from the state of Michigan during the quarter ended September 11, 2000 and estimated federal income tax expense of $54,000, resulting from estimated alternative minimum tax.


Comparison of Historical Results - Three Quarters Ended September 10, 2001 and Three Quarters Ended September 11, 2000

         Revenues. Total revenues were $110.5 million for the three quarters
         --------
ended September 10, 2001, compared to $137.1 million for the three quarters ended September 11, 2000. Company-owned restaurant sales decreased by $25.5 million for the three quarters ended September 10, 2001, to $99.2 million, as compared to $124.7 million for the three quarters ended September 11, 2000, due primarily to an average decrease of approximately 80 Company-owned restaurants operated during the comparable periods. Sales at comparable restaurants, which include only the units that were in operation for the full three quarters being compared, increased 13.2% for the three quarters ended September 10, 2001 as compared with the three quarters ended September 11, 2000. Franchise royalties increased by $1.3 million, primarily as a result of the Company-owned restaurant sales to franchisees.

         Costs and expenses. Restaurant food and paper costs totalled $32.9
         ------------------
million or 33.2% of restaurant sales for the three quarters ended September 10, 2001, compared to $38.7 million or 31.1% of restaurant sales for the three quarters ended September 11, 2000. The increase in these costs as a percentage of restaurant sales was due to increased beef and cheese prices, accompanied with promotional sales during the three quarters.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes, totalled $32.6 million or 32.8% of restaurant sales for the three quarters ended September 10, 2001, compared to $41.5 million or 33.3% of restaurant sales for the three quarters ended September 11, 2000. Restaurant labor costs are beginning to decrease as a percentage of sales due to efficiencies related to volume.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $8.2 million or 8.3% of restaurant sales for the three quarters ended September 10, 2001 compared to $9.8 million or 7.9% of restaurant sales for the three quarters ended September 11, 2000. The increase in restaurant occupancy expense as a percentage of restaurant sales is due to higher rental rates in the California market and increasing insurance costs.

         Restaurant depreciation and amortization remained consistent at 2.9% and 3.0% of sales, respectively, for the three quarters ended September 10, 2001 as compared to the three quarters ended September 11, 2000. The decrease in dollars expensed is due to a significant amount of the assets becoming fully depreciated.

         Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $12.9 million, or 13.0% of restaurant sales for the three quarters ended September 10, 2001 compared to $14.3 million, or 11.5% of restaurant sales for the three quarters ended September 11, 2000. The increase as a percentage of sales was primarily related to increased repairs and maintenance during the first half of the current year as compared to the previous year, as we continued the refurbishment of our restaurants that began in the third quarter of 2000. In addition, utilities costs also increased during the three quarters ended September 10, 2001.

         General and administrative expenses were $8.8 million, or 7.9% of total revenues for the three quarters ended September 10, 2001 compared to $10.0 million, or 7.3% of total revenues for the three quarters ended September 11, 2000. The decrease in costs is due primarily to a decrease in corporate payroll by approximately $1.5 million.

         Advertising expense decreased to $5.5 million, or 5.5% of restaurant sales for the three quarters ended September 10, 2001 from $8.4 million, or 6.7% of restaurant sales for the three quarters ended September 11, 2000. The decrease in dollars spent was due to an average decrease of approximately 80 Company-owned restaurants operated during the three quarter ended September 10, 2001 as compared to the three quarters ended September 11, 2000. The decrease as a percentage of sales was due primarily to the increase in store sales over the three quarters.

         Other depreciation and amortization decreased by $243 to $2.7 million. The decrease was due primarily to decreased amortization resulting from the early repayment of debt at the end of fiscal 2000. Deferred financing costs were written down as a result of the early repayment, decreasing amortization expense.

         Interest expense. Interest expense decreased to $3.3 million, or 3.0%
         ----------------
of total revenues for the three quarters ended September 10, 2001 from $5.1 million, or 3.7% of total revenues for the three quarters ended September 11, 2000. This decrease was primarily due to the restructuring of our capital during the current year and fiscal 2000.

         Income tax expense. The Company's income tax expense for the three
         ------------------
quarters ended September 10, 2001 was $163,000, which represents estimated federal and state income taxes. The increase of $675,000 is the result of a non-recurring $623,000 favorable tax ruling received from the state of Michigan during the quarter ended September 11, 2000 and estimated federal income tax expense of $54,000, resulting from estimated alternative minimum tax.

Liquidity and Capital Resources

         At September 10, 2001, we had a working capital deficit of $3.9 million as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the repayment of the Textron note payable (Loan B), operating profits for the year of $2.1 million, and additional capital contributions of $1.4 million from the exercise of options and warrants into 567,986 shares of common stock. Subsequent to September 10, 2001, additional options and warrants were exercised into 613,311 shares of common stock, raising $2.6 million dollars.

         The Company, and the restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. The Company does not have significant levels of accounts receivable or inventory and receives credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

         Cash and cash equivalents have increased approximately $1.4 million to $2.3 million since the fiscal year ended January 1, 2001. Cash flow from operating activities was $8.2 million compared to $1.0 million during the same period last year. Current year cash flows are largely attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, and a net decrease in the balances of accounts payable and accrued liabilities.

         Cash flow used for investing activities was $4.0 million related primarily to capital expenditures at existing restaurants and the acquisition of 20 restaurants from former franchisees. The capital expenditures related primarily to point-of-purchase menu boards and building refurbishments. Point-of-sale equipment was acquired during the period under capital lease obligations amounting to approximately $2.7 million.

         Cash used by financing activities was $2.8 million. We paid down $2 million of the Textron note payable (Loan B) prior to refinancing the remaining $3.9 million, in addition to monthly principal payments of approximately $2.8 million. We received $580,000 from the issuance of long-term debt and $1.4 million from the issuance of common stock from the exercise of stock options and warrants during the three quarters ended September 10, 2001.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Jonathan Mittman et al. v. Rally's Hamburgers, Inc., et al. In
            ----------------------------------------------------------
January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply.

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

            Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food
            -----------------------------------------------------------
Services, Inc., et al. On August 10, 1995, a state court counterclaim and third
---------------------
party complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled Tampa Checkmate Food Services, Inc., Checkmate Food Services, Inc. and Robert H. Gagne
v. Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, James
F. White, Jr., Jared D. Brown, Robert G. Brown and George W. Cook. In the original action filed by the Company in July 1995, against Mr. Gagne and Tampa Checkmate Food Services, Inc., (hereinafter "Tampa Checkmate") a company controlled by Mr. Gagne, Checkers sought to collect on a promissory note and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate and Mr. Gagne and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with Checkers. The counterclaim, as amended, alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties and sought a judgment for damages in an unspecified amount, punitive damages, attorneys' fees and such other relief as the court may deem appropriate.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           We held our annual meeting of shareholders for fiscal 2001 on September 26, 2001. The following matters were voted upon at meeting: the election of Peter C. O'Hara, Terry N. Christensen, Willie D. Davis and Daniel J. Dorsch as directors to serve until the annual shareholders meeting in 2004; the ratification and approval of the Company's 2001 Employee Stock Option Plan; and the ratification and approval of the appointment of KPMG LLP as our independent auditors for fiscal 2001.

The following are the total number of votes cast for, against, withheld, abstentions, and non-votes as to the matters set forth above:

                                                                    Against/                   Broker
                                                           For      Withheld   Abstentions   Non-votes
                                                       ---------    ---------  -----------   ---------
1.  The election of Peter C. O'Hara                    8,766,176      488,267       -            -
2.  The election of Terry N. Christensen               8,428,475      825,968       -            -
3.  The election of Willie D. Davis                    8,427,793      826,650       -            -
4.  The election of Daniel J. Dorsch                   8,761,334      493,109       -            -
5.  The ratification and approval of the Company's
    2001 Employee Stock Option Plan.                   3,460,175    2,141,574     31,516     3,621,178
6.  The ratification and approval of the appointment
    of KPMG LLP as our independent auditors.           9,214,287       24,295     15,861         -

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




                                 Checkers Drive-In Restaurants, Inc.
                                 -----------------------------------
                                             (Registrant)


Date:   October 23, 2001           By: /s/ David G. Koehler
                                       --------------------
                                   Treasurer and Chief Financial Officer