Form 10-K
period 2001-12-31
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2002-03-22
CIK 879554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                         Commission file number 0-19649

                               ----------------

                      Checkers Drive-In Restaurants, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                               58-1654960
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


  4300 West Cypress Street, Suite 600                     33607
             Tampa, Florida                            (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (813) 283-7000

              Securities registered pursuant to 12(b) of the Act:

                                      None

              Securities registered pursuant to 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

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

                                Yes [X]  No [_]

   The number of shares outstanding of the Registrant's Common Stock as of February 25, 2002 was 10,933,069 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of February 25, 2002, was approximately $60.7 million. For purposes of the foregoing calculation only, all directors, executive officers and affiliated corporations through directors of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this 10-K incorporates information by reference from the Registrant's definitive proxy statement, which will be filed on or before April
                                   30, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CHECKERS DRIVE-IN RESTAURANTS, INC.

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 PART I

    ITEM 1.  BUSINESS....................................................    3

    ITEM 2.  PROPERTIES..................................................   11

    ITEM 3.  LEGAL PROCEEDINGS...........................................   12

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   14

 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................   14

    ITEM 6.  SELECTED FINANCIAL DATA.....................................   15

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   16

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISKS.......................................................   25

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   54

 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   54

    ITEM 11. EXECUTIVE COMPENSATION......................................   56

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   57

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   58

 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................   59

                                     PART I

ITEM 1.  BUSINESS

General

   Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company") is in the business of operating and franchising Checkers Restaurants and Rally's restaurants. We are the single largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two similar quick-service restaurant chains, Checkers and Rally's Hamburgers (Rally's), which were merged in August 1999. Both companies were founded on a simple premise--serve the highest quality food, made fresh-to-order, served quickly and at a fair price.

   The Company has developed and owns a comprehensive system for developing and operating double drive-thru restaurants, which includes trademarks, building designs and layouts, equipment, ingredients, recipes and specifications for authorized food products, methods of inventory control and certain operational and business standards.

   At December 31, 2001, there were 821 restaurant locations, consisting of 235 Company-owned restaurants and 586 franchisee-owned restaurants. Of the 821 locations, 404 are Rally's restaurants operating in 17 different states and 417 are Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Three of the owned restaurants are owned by joint venture partnerships in which we have a 50%, 51% and 75% ownership interest. Checkers was founded in 1986 and Rally's was founded in 1985.

Recent Developments

   On January 22, 2001, 34 Rally's restaurants in Detroit and 5 Checkers restaurants in Kansas City, that were owned by Great Lakes Restaurants Company, LLC, were placed under receivership. During 2001, two of the Detroit locations were transferred back to us, and seven restaurants were sold to a non-Checkers entity. We are currently negotiating with the receiver operating the remaining restaurants to transfer them back to Company-owned and operated restaurants. At this time we can not determine the exact number of additional locations that will be returned to the Company.

   In February 2001, 17 Checkers restaurants in Philadelphia were sold to Quality Food Group of Washington, D.C., Inc., an affiliate of an existing franchisee. On January 26, 2002, we reacquired these restaurants with one having been closed during 2001.

   On July 3, 2001, we repossessed and began operating eighteen Rally's restaurants in California and three Rally's restaurants in Arizona. These restaurants were previously operated by CKE Restaurants, Inc. under a management agreement.

Concept and Strategy

   The Company operates under two brands "Checkers(R)" and "Rally's Hamburgers(R)". The Company's operating concept for both brands are very similar which includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing distinctive restaurant design that features a "double drive-thru" concept and creates significant curb appeal; (iii) providing fast service using a "double drive-thru" design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) unique and great tasting quality food and drinks made fresh to order at a fair price. The Company's primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Restaurant Locations

   As of December 31, 2001, there were 235 Company-owned and operated restaurants in eleven states (including three restaurants owned by joint venture partnerships in which we have interests of 50%, 51% and 75%) and 586 restaurants operated by our franchisees in 28 states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. The following table sets forth the locations of each restaurant:


   Region               State Name               Company Franchise Grand Total
 -----------------------------------------------------------------------------
   Southeast            Florida                     84      107        191
                        Georgia                     47       39         86
                        Alabama                    --        39         39
                        Kentucky                     1       35         36
                        Tennessee                   14        5         19
                        Virginia                   --        18         18
                        North Carolina             --        11         11
                        South Carolina             --        10         10
                        Mississippi                  1        9         10
                        West Virginia              --         6          6
                        Washington, D.C.           --         2          2
 -----------------------------------------------------------------------------
   Southeast Total                                 147      281        428
 -----------------------------------------------------------------------------
   North Central        Ohio                        21       69         90
                        Indiana                     21       34         55
                        Michigan                     2       38         40
                        Missouri                   --        23         23
                        Illinois                   --        22         22
                        Wisconsin                  --         4          4
                        Kansas                     --         2          2
                        Iowa                       --         2          2
 -----------------------------------------------------------------------------
   North Central Total                              44      194        238
 -----------------------------------------------------------------------------
   Northeast            Maryland                   --        20         20
                        New York                   --        15         15
                        New Jersey                 --        13         13
                        Pennsylvania               --        12         12
                        Delaware                   --         1          1
 -----------------------------------------------------------------------------
   Northeast Total                                 --        61         61
 -----------------------------------------------------------------------------
   Southwest            California                  18       24         42
                        Arizona                      3        1          4
 -----------------------------------------------------------------------------
   Southwest Total                                  21       25         46
 -----------------------------------------------------------------------------
   South Central        Louisiana                   23       12         35
                        Arkansas                   --         9          9
                        Texas                      --         1          1
 -----------------------------------------------------------------------------
   South Central Total                              23       22         45
 -----------------------------------------------------------------------------
   Other                Puerto Rico                --         2          2
                        West Bank, Middle East     --         1          1
 -----------------------------------------------------------------------------
   Other Total                                     --         3          3
 -----------------------------------------------------------------------------
   Grand Total                                     235      586        821

   During fiscal 2001, we opened or reopened 13 restaurants, consisting of 12 franchisee operated restaurants and one Company-owned restaurant. During the same period, we closed 46 restaurants, consisting of 44 franchisee operated restaurants and two Company-owned restaurants. Also during fiscal 2001, we reacquired or repossessed 58 restaurants from franchisees and sold 17 company-owned restaurants to franchisees. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and company operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

Site Selection

   The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential restaurant site prior to final selection of the site. In evaluating particular sites, we consider various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. We also review competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-owned and operated restaurants are located on leased land and we intend to continue to use leased sites where possible.

Restaurant Design and Service

   Our double drive-thru restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. Restaurants are generally 760 to 980 sq. ft., which is less than one-fourth the size of the typical restaurants of the four largest quick-service hamburger chains. New and many existing restaurants are moveable modular buildings. Our experience is that the building component of a modular restaurant generally costs less than comparably built outlets using conventional, on-site construction methods. Our restaurants, due to their small size, require only 18,000 to 25,000 square feet of land area, which is approximately one-third to one-half the land area used by the four largest quick service hamburger chains. As a result of the small size of the restaurant building, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

   The Checkers standard restaurant is designed around a 1950's diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Most restaurants utilize a "double drive-thru" concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company's sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and "fun" eating experience. Although each sandwich is made-to-order, the Company's objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling a second order before the prior order is completed and totaled and thereby increasing the speed of service to the customer and the opportunity to increasing sales per hour, providing better inventory and labor costs control and permits the monitoring of sales volumes and product utilization.

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

Menu

   Extensive research and focus group testing indicates customers recognize the uniqueness and superior quality of our food over other competing quick-serve restaurant food products. The signature flavors and distinctive products that our menus offer, keep people coming back, again and again.

   The menu at Checkers is a hamburger product line including the original 1/4 pound all Champ Burger(R), a fully dressed and seasoned "made-to-order" burger, all white-meat chicken sandwiches, all beef hotdogs--including chili-cheese dogs, Checkers Famous Fries(TM), Coca-Cola soft drinks and super thick shakes. The menu at Rally's is a hamburger product line including the signature Big Buford(R), a fully dressed double cheeseburger, all white-meat chicken sandwiches, all beef hot dogs--including chili-cheese dogs, Rally's seasoned fries, Coca-Cola soft drinks and super thick shakes. The limited menus are designed to deliver quality, a high taste profile and unmatched speed of delivery. We are engaged in product development research and seek to enhance variety through many, limited time only product promotions throughout the calendar year.

Marketing Program

   Our award winning marketing campaign, launched in January 2001, focuses on our demanding life styles: carting several kids to-and-from sporting events, longer workdays, shorter lunch hours, pursuing numerous personal hobbies and interests, etc. With all these demands, a lot of meals are eaten while on the run. However, one fact remains constant--you gotta eat. That's the premise we used as the blueprint to build our new marketing campaign. We took those three words and made them our new tagline, "You Gotta Eat". The campaign developed was music driven and centered around an energetic, singable, can't-get-it-out-of-your-head song, with a message that resonated with our expanded target audience while capturing the flavor and personality that Checkers and Rally's has long been known for with its loyal customer base. But not just a television advertising campaign, we put "You Gotta Eat" on everything--cups, bags, wrappers, crew uniforms, and anything that had to deal with our brands. The campaign proved to be very successful. When the campaign is launched in a given market, same restaurant sales have quickly and significantly moved up positively in an industry segment that remains relatively flat. We have more of our markets on television than ever before. We will continue to build on the tagline "You Gotta Eat" into 2002 and beyond. Our updated 2002 advertising campaign creatively utilizes our extensive consumer research into how and why our customers seek Checkers to satisfy their appetite. Television is the primary medium for our advertising campaign, but is also promoted through print, radio, point-of-purchase and outdoor signage.

Purchasing

   All restaurants purchase food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management constantly monitors the quality of the food, beverages and supplies provided to the restaurants.

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

Management and Employees

   A typical restaurant employs approximately 20 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a General Manager, one Assistant Manager and two Shift Managers. A General Manager is generally required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an Area

Manager. The Area Manager typically has responsibility for eight to ten restaurants and for assuring that each Company-owned restaurant consistently delivers high-quality food and service. Area Managers, in most cases, report to District Directors. The Company has an incentive compensation program for Area Managers and restaurant level managers that provides for a monthly bonus based upon the achievement of certain sales and profit goals.

   As of December 31, 2001, we employed approximately 4,500 employees, substantially all of which were restaurant personnel. Most employees other than restaurant management and certain corporate personnel are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the service restaurant industry. We also believe we have good employee relations. None of the Company's employees are covered by a collective bargaining agreement.

Supervision and Training

   Each new franchisee and restaurant manager attends a comprehensive training program. The program was developed by the Company to enhance consistency of restaurant operations and is considered by management as an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company's operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. In addition, continuing training classes for both Company-operated and franchise restaurant personnel have been developed. After a restaurant is opened, we continue to monitor the operations of both franchised and Company-operated restaurants to assist in the consistency and uniformity of operation.

   We also employ Franchise Business Consultants, who have been fully trained by us, to assist franchisees in implementing our operating procedures and policies once a restaurant is open. As part of these services, the Franchise Business Consultants rate the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the Franchise Business Consultant's findings with deficiencies, if any noted, and recommended procedures to correct such deficiencies.

Restaurant Reporting

   Each Company-owned restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, customer counts and other pertinent information. The information gathered allows management to better control labor utilization, inventories and operating costs. Each system at Company-owned restaurants, and many at our franchise restaurants, are polled daily by our corporate office.

Joint Venture Restaurants

   As of December 31, 2001, there were three restaurants owned by separate general partnerships in which we own interests of 50%, 51% and 75%. All of these restaurants are consolidated in our financial statements. We are the managing partner of two of the three joint venture restaurants. In the two joint venture restaurants managed by us, we receive a fee for management services of 1% to 2.5% of gross sales. In addition, all of the joint venture restaurants pay the standard royalty fee which is 4% of gross sales.

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

Working Capital

   The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

   We ended fiscal 2001 with a working capital deficit of $2.5 million as compared to $9.0 million at January 1, 2001. The decrease in the deficit is primarily due to the repayment of $2 million of the Textron note payable (Loan
B), operating profits for the year of $4.3 million, and additional capital contributions of $4.3 million from the exercise of options and warrants into 1,261,104 shares of common stock.

Seasonality

   The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

   Strategy. We encourage controlled development of franchised restaurants in our existing markets, as well as, in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 586, or 71%, of the total restaurants open at December 31, 2001. In the future, our success will continue to be dependent upon our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally's concepts and our reputation for quality and speed of service.

   Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate to open in 2002, or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. As a result of inquiries concerning international development, we have granted three franchise agreements for the West Bank in the Middle East. We have registered our trademarks in various foreign countries in the event we develop additional international markets. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States.

   Franchisee Support Services. We maintain a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company's standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee's management team described under "Restaurant Operations--

Supervision and Training" above. We also employ Franchise Business Consultants ("FBC's"), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant's hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC's findings, with deficiencies, if any, and noted, recommended procedures to correct such deficiencies.

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

   Franchise Fees and Royalties. Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee together totaling $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per restaurant, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant's gross sales (as defined) and to expend certain amounts for advertising and promotion.

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

Trademarks and Service Marks

   We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Rally"s Hamburgers(R)", "One of a Kind Fries", "Big Buford(R)", "Checkers(R)", "Checkers Burger.Fries.Colas" and "Champ Burger(R)". It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Foreign Operations

   The Company receives royalties from franchisees in two foreign markets. Royalty revenues recorded for fiscal 2001 were approximately $63,000 and $15,000 for Puerto Rico and Israel, respectively.

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

Environmental Matters

   The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from the Company's restaurants, as well as, handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. The Company may be responsible for environmental conditions relating to its restaurants and the land on which the restaurants are located or were located, regardless of whether the restaurants or land in question are leased or owned and regardless of whether such environmental conditions were created by the Company or by a prior owner, tenant, or other third party.

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

     (ii) The fact that we anticipate the need to continue the improvement in same restaurant sales if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our advertising and promotion efforts and the success of other operating and training initiatives, all of which are speculative.

   We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers' compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-K.

ITEM 2. PROPERTIES

   We owned 235 restaurants as of December 31, 2001, inclusive of the three restaurants owned by joint venture partnerships. We held ground leases on 197 of these restaurants and owned the land on the remaining 38. Our leases are generally written for a term of 20 years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

   As of December 31, 2001, we leased 410 parcels of land. Of these, we operated 197 Company-owned restaurants on the land and subleased 181 of the parcels. In addition, we owned seven vacant parcels of land which were leased at December 31, 2001.

   Thirty-three restaurants owned or subleased are subject to a mortgage in favor of FFCA Acquisition Corporation. In addition, 54 restaurants secure our primary debt with Textron Financial Corporation.

   Our executive offices are located in approximately 19,300 square feet of leased office space at 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.

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

   Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. The settlement has not yet been consummated, and we intend to defend vigorously unless formal settlement is completed with terms similar to those reached in the tentative settlement on January 11, 2001.

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

   A Complaint was originally filed by the Company in July of 1995 against Mr. Gagne ("Gagne") and Tampa Checkmate Food Services, Inc. ("Tampa Checkmate"), a company controlled by Mr. Gagne, to collect on a promissory note in the original principal amount of $1,007,295 (the "promissory note") and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate, enforce the terms of a personal guaranty executed by Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint, as amended, generally alleged that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. ("Checkmate") were induced into entering into various franchise agreements with personal guarantees to the Company based upon misrepresentations by the Company and the named individuals and alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties.

   The action was tried before a jury in August of 1999. The Company's action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate's bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown ("H. Brown"), James E. Mattei ("Mattei"), James F. White, Jr. ("White"). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated (S) 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331 and that Gagne was damaged as a result thereof in the amount of $151,331; and (iv) That the Company, H. Brown, and J. White did not violate Florida's Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

   The foregoing jury determinations were adopted by the trial court and judgments were entered accordingly. The judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury's verdict in August of 1999; (ii) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of (S) 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

   On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate entered summary judgment as to the Company's affirmative defenses of setoff and recoupment, the legal significance of which is unclear, and reciprocal motions for attorney fees remain pending in the state court. The Company has appealed the before-described summary judgment to the Second District Court of Appeal and that appeal remains pending. The two judgments, as modified by the Second District Court of Appeal remain unsatisfied, but the Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company's right of setoff arising from Tampa Checkmate's liability to the Company under the promissory note described above.

   On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., and numbered as 97-11616-8G-1 on the docket of said Court. As noted above, the bankruptcy filing stayed the Company's claim against Tampa Checkmate to collect the promissory note. The Company filed a motion in the Bankruptcy Court to establish its right to set-off, or in the alternative, recoup, the full amount due the Company under the promissory note against the judgments. On March 17, 2001 and May 23, 2001, the Bankruptcy Court entered orders recognizing the Company's right to setoff the amount owed by Tampa Checkmate under the promissory note against the judgments and lifting the automatic stay to allow the Company to proceed "to effect the setoff and/or recoupment permitted by this Court to include proceeding in state court or other appropriate forum to determine the amounts owed, if any, by the Debtor (Tampa Checkmate) to Checkers."

   The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company's claim of setoff. The Company disputes Tampa Checkmate's argument. The foregoing motion remains pending in the Bankruptcy Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "CHKR". As of February 25, 2002, there were approximately 29,000 stockholders of record of our common stock. The following table below sets forth the high and low closing sales price quotations of the Company's common stock, as reported on the NASDAQ National Market, for the periods indicated.

                                                              2001
                                                          Quarter Ended
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
     High.......................................  $5.94   $6.40   $7.00   $7.11
     Low........................................   3.73    4.34    4.92    4.60
                                                              2000
                                                          Quarter Ended
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
     High.......................................  $2.56   $4.12   $5.50   $4.50
     Low........................................   1.81    1.47    3.12    2.94

Dividends

   We have not declared or paid any dividends on our common stock since incorporation and do not intend to do so in the foreseeable future. Dividends are restricted under the terms of our notes payable.

Future Registrations

   We intend to register 1,500,000 shares of our common stock to Company employees based upon the terms and conditions of the Company's 2001 Employee Incentive Stock Option Plan (the "2001 Plan"). Said options to be granted at the exercise price equal to the closing price of our common stock on the date of grant in accordance with this and all other terms of the 2001 Plan.

ITEM 6. SELECTED FINANCIAL DATA

   The following table shows our selected financial data. On August 9, 1999, Checkers merged with Rally's. The merger was accounted for as a reverse acquisition whereby Rally's was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally's owned a majority of the outstanding common stock of Checkers subsequent to the merger. The fiscal 1998 and 1997 financial information presented herein represents the financial results of Rally's only. The fiscal 1999 financial information includes the results of Rally's for the entire year and the results of Checkers for the period from August 9, 1999 to January 3, 2000. The fiscal 2001 and 2000 financial information includes the results of the merged companies. The selected historical statement of operations and historical balance sheet data presented have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2000 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

                     Consolidated Statements of Operations
                            For the years ended (1)
         (In thousands, except per share amounts and statistical data)

                          December 31, January 1, January 3, December 28, December 28,
                              2001        2001       2000        1998         1997
                          ------------ ---------- ---------- ------------ ------------
Company restaurant
 sales..................    $145,442    $162,804   $192,340    $139,602     $139,348
Other revenues..........      16,170      18,386      9,495       5,350        5,582
                            --------    --------   --------    --------     --------
 Total revenues.........     161,612     181,190    201,835     144,952      144,930
                            --------    --------   --------    --------     --------
Income (loss) from
 operations(2)..........       7,431       8,051    (17,520)      1,401        3,343
Other expenses..........      (3,034)     (5,955)    (9,217)     (8,684)      (7,404)
                            --------    --------   --------    --------     --------
Income (loss) before
 taxes and extraordinary
 item...................       4,397       2,096    (26,737)     (7,283)      (4,061)
Income tax exense
 (benefit)..............          62        (475)       --          252          455
                            --------    --------   --------    --------     --------
Income (loss) before
 extraordinary item.....       4,335       2,571    (26,737)     (7,535)      (4,516)
Extraordinary item(3)...         --         (229)       849         --           --
                            --------    --------   --------    --------     --------
 Net income (loss)......    $  4,335    $  2,342   $(25,888)   $ (7,535)    $ (4,516)
                            ========    ========   ========    ========     ========
Basic earnings (loss)
 per share:
 Income (loss) before
  extraordinary item....    $   0.43    $   0.27   $  (4.02)   $  (1.67)    $  (1.32)
 Extraordinary item.....         --        (0.02)      0.13         --           --
                            --------    --------   --------    --------     --------
 Net income (loss)......    $   0.43    $   0.25   $  (3.89)   $  (1.67)    $  (1.32)
                            ========    ========   ========    ========     ========
Diluted earnings (loss)
 per share:
 Income (loss) before
  extraordinary item....    $   0.36    $   0.25   $  (4.02)   $  (1.67)    $  (1.32)
 Extraordinary item.....         --        (0.02)      0.13         --           --
                            --------    --------   --------    --------     --------
 Net income (loss)......    $   0.36    $   0.23   $  (3.89)   $  (1.67)    $  (1.32)
                            ========    ========   ========    ========     ========
Weighted average shares
 outstanding
 Basic..................      10,139       9,419      6,657       4,506        3,434
                            ========    ========   ========    ========     ========
 Diluted................      11,908      10,194      6,657       4,506        3,434
                            ========    ========   ========    ========     ========

                            Selected Operating Data
                         As of and for the years ended
                                 (In thousands)

                         December 31, January 1, January 3, December 28, December 28,
                             2001        2001       2000        1998         1997
                         ------------ ---------- ---------- ------------ ------------
Systemwide sales (4)....   $546,149    $536,511   $401,964    $286,876     $290,133
                           ========    ========   ========    ========     ========
Restaurants open at end
 of period:
 Company................        235         195        367         226          229
 Franchised.............        586         659        540         249          248
                           --------    --------   --------    --------     --------
  Total.................        821         854        907         475          477
                           ========    ========   ========    ========     ========

                      Consolidated Balance Sheet Data (5)
                                 (In thousands)

                         December 31, January 1, January 3, December 28, December 28,
                             2001        2001       2000        1998         1997
                         ------------ ---------- ---------- ------------ ------------
Working capital.........   $ (2,474)   $ (8,990)  $(27,451)   $ (4,129)    $ (9,825)
Total assets............   $127,260    $125,998   $165,653    $123,306     $134,297
Long-term debt and
 obligations under
 capital leases,
 including current
 portion................   $ 36,916    $ 40,538   $ 80,767    $ 70,307     $ 68,444
Total stockholders'
 equity.................   $ 59,624    $ 50,934   $ 46,663    $ 34,519     $ 41,513
Cash dividends declared
 per common share.......   $    --     $    --    $    --     $    --      $    --

--------
(1) The information presented for the period ending January 3, 2000 reflects the results for Rally's for the full year and only the post merger period from August 10, 1999 to January 3, 2000 for Checkers. Fiscal 1998 and 1997 includes Rally's only. Fiscal 2001 and 2000 include the results of the merged companies.
(2) Includes asset impairment charges of approximately $1.2 million, $0.6 million, $22.3 million and $3.4 million for fiscal 2001, 2000, 1999 and 1998, respectively.
(3) The extraordinary item for fiscal 2000 represents a loss on early retirement of debt, net of tax expense of $0. The extraordinary items for fiscal 1999 represents a gain on the early retirement of debt, net of tax expense of $0.
(4) Systemwide sales consist of aggregate revenues of Company-owned and franchised.
(5) The consolidated balance sheets presented as of December 31, 2001, January 1, 2001 and January 3, 2000 represent the combined balance sheet of the merged entity. All prior periods reflect Rally's only.

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

   The Merger has had a significant impact on the Company's results of operations and is the principal reason for the differences when comparing results of operations for the periods ending December 31, 2001 and January 1, 2001 with the results of operations for the period ended January 3, 2000. As a result of the Merger in fiscal 1999, the Company acquired 470 Checkers restaurants.

   At December 31, 2001, the Company's system included 821 restaurants, comprised of 235 Company-owned and operated restaurants and 586 franchised restaurants. At December 31, 2001, there were 404 Rally's restaurants operating in 17 different states and there were 417 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. As of December 31, 2001, our ownership interest in Company-operated restaurants is in one of two forms: (i) 100% ownership of 232 restaurants and (ii) a 50%, 51% and 75% ownership interest in three partnerships which own the restaurants (a "Joint Venture Restaurant"). The Joint Venture Restaurants' operations are consolidated in the financial statements of the Company. In fiscal 2001, we opened one and closed two restaurants. Franchisees opened 12 and closed 44 restaurants, in fiscal 2001.

                      Restaurants Operating in the System
                             For the Quarters Ended

                         March 27, June 19, Sept. 11, Jan. 1, March 26, June 18, Sept. 10, Dec. 31,
                           2000      2000     2000     2001     2001      2001     2001      2001
                         --------- -------- --------- ------- --------- -------- --------- --------
Company-operated:
 Beginning of quarter...    367      367       287      224      195      207       207      236
 Openings/transfers in..    --       --          1      --        29      --         29        1
 Closings/transfers
  out...................    --       (80)      (64)     (29)     (17)     --        --        (2)
                            ---      ---       ---      ---      ---      ---       ---      ---
 End of quarter.........    367      287       224      195      207      207       236      235
                            ---      ---       ---      ---      ---      ---       ---      ---
Franchise:
 Beginning of quarter...    540      537       601      649      659      638       640      606
 Openings/transfers in..      3       81        65       42       17        5         1        5
 Closings/transfers
  out...................     (6)     (17)      (17)     (32)     (38)      (3)      (35)     (25)
                            ---      ---       ---      ---      ---      ---       ---      ---
 End of quarter.........    537      601       649      659      638      640       606      586
                            ---      ---       ---      ---      ---      ---       ---      ---
                            904      888       873      854      845      847       842      821
                            ===      ===       ===      ===      ===      ===       ===      ===

   We receive revenues from restaurant sales, franchise fees and royalties. Our revenues also included payments resulting from an operating agreement with CKE through July 3, 2001, at which time the agreement terminated. These revenues are included in franchise fees and other income in the accompanying consolidated financial statements. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate both to Company-owned restaurant operations and franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

   Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective restaurant ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999, Checkers charged Rally's $4.7 million in accordance with the Agreement.

                             RESULTS OF OPERATIONS

   The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

                                             December 31, January 1, January 3,
                                                 2001        2001     2000(3)
                                             ------------ ---------- ----------
Revenues:
Restaurant sales...........................      90.0%       89.9%       95.3%
Franchise royalty revenue..................       9.6%        7.9%        3.5%
Franchise fees and other income............       0.4%        2.2%        1.2%
                                                -----       -----      ------
                                                100.0%      100.0%      100.0%
                                                =====       =====      ======
Cost and expenses:
Restaurant food and paper costs(1).........      32.6%       31.6%       31.3%
Restaurant labor costs(1)..................      32.2%       33.1%       32.4%
Restaurant occupancy expense(1)............       8.1%        6.4%        4.9%
Restaurant depreciation and
 amortization(1)...........................       3.1%        2.6%        4.0%
Other restaurant operating expenses(1).....      12.9%       12.1%       10.8%
General and administrative expenses........       7.3%        8.0%        8.1%
Advertising(1).............................       5.6%        6.4%        6.1%
Bad debt expense...........................       0.5%        0.4%        0.9%
Non-cash compensation......................       0.0%        1.0%        0.0%
Other depreciation and amortization........       2.1%        2.9%        2.7%
Impairment of long-lived assets............       0.7%        0.0%       11.0%
Loss from restaurant closures..............       0.4%        0.3%        1.9%
Gain on sales of assets....................     (0.6)%      (0.0)%      (1.3)%
                                                -----       -----      ------
Operating income (loss)....................       4.6%        4.4%      (8.6)%
                                                =====       =====      ======
Other income (expense):
Interest income............................       1.1%        0.4%        0.4%
Loss on investment in affiliate............       0.0%        0.0%      (0.7)%
Interest expense (including interest-loan
 cost and bond discount amortization)......     (3.0)%      (3.6)%      (4.3)%
                                                -----       -----      ------
 Income (loss) before minority interest,
  income taxes and extraordinary item......       2.7%        1.2%     (13.2)%
Minority interest in operations of joint
 ventures..................................       0.0%        0.0%        0.0%
                                                -----       -----      ------
 Income (loss) before income taxes and
  extraordinary item.......................       2.7%        1.2%     (13.2)%
Income tax expense (benefit)...............       0.0%      (0.2)%        0.0%
                                                -----       -----      ------
 Net income (loss) from continuing
  operations before extraordinary item.....       2.7%        1.4%     (13.2)%
                                                =====       =====      ======
Extraordinary gains (losses)--net of income
 taxes.....................................       0.0%      (0.1)%        0.4%
                                                -----       -----      ------
 Net income (loss).........................       2.7%        1.3%     (12.8)%
                                                =====       =====      ======
Number of restaurants-Company owned and
 franchised(2):
 Restaurants open at the beginning of
  period...................................       854         907         475
                                                -----       -----      ------
 Restaurants acquired through merger.......       --          --          470
 Company-owned restaurants opened, closed
  or transferred, net during period........        40        (172)        (95)
 Franchised restaurants opened, closed or
  transferred, net during period...........       (73)        119          57
                                                -----       -----      ------
 Total restaurants acquired,opened, closed
  or transferred, net during period........       (33)        (53)        432
                                                -----       -----      ------
 Total restaurants open at end of period...       821         854         907
                                                =====       =====      ======

-------
(1)  As a percentage of restaurant sales.
(2)  Number of restaurants open at end of period.
(3) Includes the results of operations for Rally's only, through August 9, 1999.

Results of Operations

 Comparison of Historical Results--Fiscal Years 2001 and 2000

   Revenues. Total revenues were $161.6 million for the year ended December 31, 2001, compared to $181.2 million for the year ended January 1, 2001. Company-owned restaurant sales decreased by $17.4 million for the year, from $162.8 million in fiscal 2000, to $145.4 million in fiscal 2001. The primary reason for the decrease was the result from the sale of 89 restaurants to franchisees during the third and fourth quarters of fiscal 2000.

   Sales at comparable restaurants, which include only the units that were in operation for the full years being compared, increased 11.2% in 2001 as compared with 2000.

   Franchise royalties increased by $1.1 million primarily as a result of the Company-owned restaurants sold to franchisees during the third and fourth quarters of fiscal 2000. Royalties on these restaurants were recognized for a full year during 2001. The increase can also be attributed to increased average restaurant sales during fiscal 2001 as compared to 2000.

   Franchise fees and other income decreased from $4.0 million, in fiscal 2000, to $0.7 million for fiscal 2001. The decrease is due primarily to the sale of 167 Company-owned restaurants to franchisees during fiscal year 2000.

   Costs and expenses. Restaurant food and paper costs totaled $47.4 million or 32.6% of restaurant sales in fiscal 2001 compared with 31.6% in fiscal 2000. The increase in these costs as a percentage of restaurant sales was due to increased beef and cheese prices during the current fiscal year as compared to the prior fiscal year.

   Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $46.9 million or 32.2% of restaurant sales for fiscal 2001 compared with $53.8 million or 33.1% for fiscal 2000. The primary reason for the decrease as a percentage of sales is the result of volume efficiencies gained from increased average restaurant sales.

   Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $11.8 million or 8.1% of restaurant sales in 2001 compared with $10.5 million or 6.4% in 2000. The increase in restaurant occupancy expense as a percentage of restaurant sales is due to higher rental rates in the California market, as a result of taking back 21 locations from CKE in July of 2001, and increasing insurance costs.

   Restaurant depreciation and amortization of $4.5 million in 2001 remained consistent with $4.3 million in 2000. The slight increase of 0.5% of restaurant sales is due to the sale of 167 restaurants in 2000 that were considered held for sale assets, and are therefore, not being depreciated. The sale of these restaurants decreased Company-owned restaurant sales without an offsetting decrease in depreciation expense.

   Other restaurant operating expenses include all other restaurant level operating expenses and specifically includes utilities, maintenance and other costs. These expenses totaled $18.7 million or 12.9% of restaurant sales in fiscal 2001 compared with $19.7 million or 12.1% in fiscal 2000. The increase as a percentage of sales was primarily related to increased repairs and maintenance during the first half of the current year as compared to the previous year, as we continued the refurbishment of our restaurants that began in late fiscal 2000. In addition, utilities costs also increased during fiscal 2001.

   General and administrative expenses were $11.7 million, or 7.3% of total revenues for fiscal 2001 compared to $14.6 million, or 8.0% of total revenues for fiscal 2000. The decrease in costs is due primarily to a decrease in corporate payroll by approximately $1.7 million.

   Advertising expense decreased approximately $2.3 million to $8.1 million, or 5.6% of restaurant sales for 2001 compared with 6.4% for 2000. The decrease in dollars spent was due to a decrease in the average number of Company-owned restaurants operated during fiscal 2001 as compared to fiscal 2000. The decrease as a percentage of sales was due primarily to the increase in average restaurant sales for the fiscal year 2001.

   Bad debt expense remained relatively consistent at 0.5% of total revenues for fiscal 2001 as compared to 0.4% for fiscal 2000.

   Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized in fiscal 2001 was $0.1 million for those options granted with a vesting period through 2003. Non-cash compensation recognized in fiscal 2000 was $1.7 million for both those option which immediately vested and those with vesting periods through 2003.

   Other depreciation and amortization decreased to $3.4 million or 2.1% of total revenues for fiscal 2001 as compared to $5.2 million or 2.9% for fiscal 2000. The decrease was due primarily to decreased depreciation expense for the property and equipment for the 21 locations taken back from CKE in July 2001. While they were operated by CKE, Checkers continued to own and depreciate the property. Depreciation expense was recorded as other depreciation because it was associated with other income. Once we began operating the restaurants in 2001, restaurant sales were recognized and depreciation was recorded as restaurant depreciation.

   During 2001, the Company realized $1.2 million in total impairment charges relating to the closing of two Company-owned restaurants, the closing of twelve franchised restaurants with associated intangibles, and eleven under-performing Company-owned restaurants. During fiscal 2000, the Company recorded impairment charges of $0.6 million.

   During 2001, the Company recognized losses of $.6 million from restaurant closures related to the estimated future cost of surplus properties. The Company maintains a consist practice of reviewing the reserve for future expenses and recognizes additional loss to ensure the reserve is sufficient to meet estimated future requirements.

   Interest Income. Interest income increased to $1.9 million during fiscal 2001 as compared to $0.7 million during fiscal 2000 primarily as the result of a large cash balance maintained during the current year for anticipated new restaurant openings.

   Interest Expense. Interest expense decreased to $4.8 million, or 3.0% of total revenues for fiscal 2001 from $6.6 million, or 3.6% of total revenues for fiscal 2000. This decrease was due to the net reduction of debt by $3.6 million and the restructuring of our capital during the current year and fiscal 2000.

   Income Tax. The Company's 2001 tax expense represents federal alternative minimum tax based upon estimated federal alternative minimum taxable income after utilizing the allowable portion of our net operating loss carryforwards. The Company's 2000 tax benefit was approximately $475,000 resulting primarily from a $623,000 favorable tax ruling in fiscal 2000.

Comparison of Historical Results--Fiscal Years 2000 and 1999

   Revenues. Total revenues were $181.2 million for the year ended December 31, 2001, compared to $201.8 million for the year ended January 3, 2000. Company-owned restaurant sales decreased by $29.5 million for the year, from $192.3 million in fiscal 1999, to $162.8 million in fiscal 2000. The primary reason for the decrease was the result from the sale of 167 restaurants to franchisees. This was partially offset by a full year of merged company revenues.

   Sales at comparable restaurants, which include only the units that were in operation for the full years being compared, decreased 1.1% in 2000 as compared with 1999.

   Franchise royalties increased by $7.3 million, primarily as a result of the Company-owned restaurant sales to franchisees during fiscal 2000.

   Franchise fees and other income increased to $4.0 million from $2.4 million in fiscal 2000 as compared to fiscal 1999. The increase is due primarily to the sale of 167 Company-owned restaurants to franchisees during fiscal year 2000 as compared to the sale of 73 in 1999.

   Costs and expenses. Restaurant food and paper costs remained consistent at 31.6% of restaurant sales in 2000 compared with 31.3% in 1999. The Company continued to benefit from its participation in the purchasing co-op with CKE Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. This purchasing co-op expired during 2001.

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

   Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $10.5 million or 6.4% of restaurant sales in 2000 compared with $9.5 million or 4.9% in 1999. Restaurant occupancy expense increased primarily due to a full year of Checkers' operations being recognized in fiscal 2000, as Checkers' occupancy costs are higher than Rally's.

   Restaurant depreciation and amortization of $4.3 million in 2000 decreased by $3.4 million from $7.7 million in 1999 primarily due to the sale of 167 Company-owned restaurants.

   Other restaurant operating expenses include all other restaurant level operating expenses and specifically includes utilities, maintenance and other costs. These expenses totaled $19.7 million or 12.1% of restaurant sales in 2000 compared with $20.8 million or 10.8% in 1999. The increase as a percent of sales was due primarily to a full year of Checkers' operations recognized in 2000, as Checkers' restaurants have higher restaurant operating expenses.

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

   General and administrative expenses decreased $1.7 million in 2000 to $14.6 million, or 8.0% of revenues as compared to $16.3 million, or 8.1% of revenues in 1999. The decrease is due primarily to the reduction of our administrative staff.

   The loss on investment in affiliate in 1999 of $1.4 million represents Rally's share of the losses incurred by Checkers ($1.0 million) and the amortization of related goodwill ($0.4 million) prior to the Merger.

   During 2000 and 1999 the Company recorded impairment charges and loss provisions in accordance with SFAS 121 of $0.6 and $22.3 million, respectively.

   During 2000, the Company recognized losses of $.6 million from restaurant closures related to the estimated future cost of surplus properties. The Company maintains a consist practice of reviewing the reserve for future expenses and recognizes additional loss to ensure the reserve is sufficient to meet estimated future requirements.

   Interest Income. Interest income was lower for 2000 as compared to 1999 primarily as the result of a lower cash balance due to debt repayments.

   Interest Expense. Interest expense decreased to approximately $6.6 million for 2000 as compared to $8.6 million for 1999. This decrease is primarily due to the repayment of approximately $40.3 million in debt during 2000.

   Income Tax. The Company's 2000 tax benefit was approximately $475,000 resulting primarily from a $623,000 favorable tax ruling in fiscal 2000.

Liquidity and Capital Resources

   The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

   We have a working capital deficit of $2.5 million at December 31, 2001 as compared to a $9.0 million deficit at January 1, 2001. The decrease in the deficit is primarily due to the repayment of $2 million of the Textron note payable (Loan B), operating profits for the year of $4.3 million, and additional capital contributions of $4.3 million from the exercise of options and warrants into 1,261,104 shares of common stock.

   The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were not in compliance with one of the financial covenants for the fiscal year ending December 31, 2001. However, we have received a waiver for the financial covenant for the year ended December 31, 2001, and through December 31, 2002. If the thirty-three restaurants included in the FFCA Mortgage transactions are not in compliance with certain financial performance covenants, the Company is allowed to substitute another property as security for the debt.

   Cash and cash equivalents increased approximately $6.3 million to $7.2 million during the year ended December 31, 2001. Cash from operating activities was $16.0 million, compared to $1.3 million during the same period last year. The increase of $14.7 million is largely attributed to current profits and an increase in accrued liabilities.

   Cash flow used for investing activities was $5.6 million related primarily to capital expenditures at existing restaurants and the acquisition of 8 restaurants from a former franchisee. The capital expenditures related primarily to point-of-purchase menu boards and building refurbishments.

   Cash used by financing activities was $4.2 million. We paid down $2 million of the Textron note payable (Loan B) prior to refinancing the remaining $3.9 million, in addition to monthly principal payments of approximately $5.2 million. We received $594,000 from the issuance of long-term debt and $4.3 million from the issuance of common stock from the exercise of stock options and warrants during fiscal 2001.

   We have capital lease receivables for certain restaurants previously sold which are subject to capital lease and mortgage obligations for which we continue to be the primary obligor, and have equivalent liabilities recorded. The amount of capital lease receivables as of December 31, 2001 was approximately $7.2 million.

   The Company, as original lessee, has also subleased certain land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

   Although there can be no assurance, we believe that our existing cash at December 31, 2001, the expected cash provided from operations, and the available $2.8 million line of credit will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Critical Accounting Policies:

   Our critical accounting policies are as follows:

   Revenue Recognition--Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

   Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 31, 2001 was approximately $7.2 million. We have recorded deferred gains of $5.3 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $4.8 million, respectively.

   Valuation of Long-Lived and Intangible Assets and Goodwill--We assess the impairment of long-lived, identifiable intangible assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  . significant underperformance relative to expected historical or projected future operating results;

  . significant negative industry or economic trends;

  . significant decline in our stock price for a sustained period; and

  . our market capitalization relative to net book value.

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121) requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121, we reviewed all restaurants that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a five to fifteen year period. This period of time was selected based upon the lease term and the age of the building, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property, equipment and intangible assets of approximately $1.2 million in 2001, $0.6 million in 2000, $22.3 million in 1999.

   In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002, and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. In addition, we will assess the value of the tradename in accordance with SFAS No. 121.

   We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

   Allowance for doubtful accounts and accrued liabilities--The preparation of financial statements requires management make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.6 million, net of allowance for doubtful accounts of $3.6 million as of December 31, 2001.

   Management's current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

   Reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, maintenance, utilities, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from 2 to 8 years.

New Accounting Standards

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

   The Company adopted SFAS 142 on January 1, 2002, and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $1.4 million in fiscal 2001 and 2000.

   Identifiable intangible assets are amortized using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Effective January 1, 2002, we will cease to amortize the value recorded for our tradename, as we have assessed its life to be indefinite. Amortization expense recorded for the tradename was approximately $1.0 million in fiscal 2001 and 2000.

   In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flows. The Company will implement SFAS 144 beginning in the first quarter of its fiscal year ending December 30, 2002.

Future Commitments

   The Company is obligated under future commitments as part of its normal business operations, which are not included as liabilities on the consolidated balance sheet. The future commitments are for operating lease payments and product purchases, summarized as follows:

                                                                Year(s)
                                                        ------------------------
                                                          2002   2003-Thereafter
                                                        -------- ---------------
                                                                (000's)
     Lease payments.................................... $ 16,634    $ 83,720
     Product purchases.................................  104,569     116,792
                                                        --------    --------
                                                        $121,203    $200,512
                                                        ========    ========

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

 Interest rate and foreign exchange rate fluctuations

   Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities bear interest ranging from 5.8% to 16.3%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   (1) Index to Consolidated Financial Statements:

                                                                           Page
                                                                           ----
     Independent Auditors' Report........................................   26

     Consolidated Balance Sheets--December 31, 2001 and January 1, 2001..   27

     Consolidated Statements of Operations and Comprehensive Income--
      Years ended December 31, 2001, January 1, 2001 and January 3,
      2000...............................................................   28

     Consolidated Statements of Stockholders' Equity--Years ended
      December 31, 2001, January 1, 2001 and January 3, 2000.............   29

     Consolidated Statements of Cash Flows--Years ended December 31,
      2001, January 1, 2001 and January 3, 2000..........................   30

     Notes to Consolidated Financial Statements..........................   31

                          Independent Auditors' Report
The Board of Directors and Stockholders
Checkers Drive-In Restaurants, Inc.:

   We have audited the accompanying consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 31, 2001 and January 1, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 31, 2001 and January 1, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Tampa, Florida
March 5, 2002

              CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          December 31, January
                                                              2001     1, 2001
                                                          ------------ --------
Current Assets:
Cash and cash equivalents...............................    $  7,159   $    923
Restricted cash.........................................       3,482      1,847
Accounts, notes and leases receivable, net..............       3,420      4,666
Inventory...............................................       1,122        996
Prepaid expenses and other current assets...............       2,337      2,189
Property and equipment held for sale....................       3,230      8,774
                                                            --------   --------
  Total current assets..................................      20,750     19,395
Property and equipment, net.............................      49,136     42,522
Notes receivable, net--less current portion.............       3,527      4,610
Lease receivable, net--less current portion.............       6,669      8,957
Intangible assets, net..................................      45,189     48,341
Other assets, net.......................................       1,989      2,173
                                                            --------   --------
                                                            $127,260   $125,998
                                                            ========   ========
Current Liabilities:
Current maturities of long-term debt and obligations
 under capital leases...................................    $  4,743   $  9,362
Accounts payable........................................       6,645      7,374
Reserves for restaurant relocations and abandoned
 sites..................................................       1,879      1,722
Accrued wages and benefits..............................       2,271      1,523
Accrued liabilities.....................................       7,686      8,404
                                                            --------   --------
  Total current liabilities.............................      23,224     28,385
Long-term debt, less current maturities.................      25,192     24,909
Obligations under capital leases, less current
 maturities.............................................       6,981      6,267
Long-term reserves for restaurant relocations and
 abandoned sites........................................       2,549      3,596
Minority interests in joint ventures....................         312        532
Deferred revenue........................................       5,440      7,174
Other long-term liabilities.............................       3,938      4,201
                                                            --------   --------
  Total liabilities.....................................      67,636     75,064

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 2,000,000
 shares, none issued at December 31, 2001 and January 1,
 2001...................................................         --         --
Common stock, $.001 par value, authorized 175,000,000
 shares, issued 10,914,727 at December 31, 2001 and
 9,653,623 at January 1, 2001...........................          11         10
Additional paid-in capital..............................     143,004    138,650
Accumulated deficit.....................................     (82,891)   (87,226)
                                                            --------   --------
                                                              60,124     51,434
Less: Treasury stock, 48,242 at December 31, 2001 and at
 January 1, 2001, at cost...............................        (400)      (400)
  Note receivable--officer..............................        (100)      (100)
                                                            --------   --------
  Total stockholders' equity............................      59,624     50,934
                                                            --------   --------
                                                            $127,260   $125,998
                                                            ========   ========

        See accompanying notes to the consolidated financial statements

              CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                                    Fiscal Year Ended
                                              -------------------------------
                                              December 31, January   January
                                                  2001     1, 2001   3, 2000
                                              ------------ --------  --------
REVENUES:
Restaurant sales.............................   $145,442   $162,804  $192,340
Franchise royalty revenue....................     15,457     14,377     7,071
Franchise fees and other income..............        713      4,009     2,424
                                                --------   --------  --------
  Total revenues.............................   $161,612   $181,190  $201,835
COSTS AND EXPENSES:
Restaurant food and paper costs..............     47,422     51,360    60,112
Restaurant labor costs.......................     46,873     53,819    62,403
Restaurant occupancy expense.................     11,771     10,452     9,491
Restaurant depreciation and amortization.....      4,472      4,307     7,745
Other restaurant operating expenses..........     18,740     19,709    20,832
General and administrative expenses..........     11,730     14,576    16,345
Advertising..................................      8,098     10,351    11,755
Bad debt expense.............................        819        642     1,879
Non-cash compensation........................        100      1,733       --
Other depreciation and amortization..........      3,398      5,235     5,358
Impairment of long-lived assets..............      1,170        629    22,271
Loss from restaurant closures................        573        633     3,780
Gain on sales of assets......................       (985)      (307)   (2,616)
                                                --------   --------  --------
  Total costs and expenses...................   $154,181   $173,139  $219,355
                                                --------   --------  --------
  Operating income (loss)....................      7,431      8,051   (17,520)
OTHER INCOME (EXPENSE):
Interest income..............................      1,851        679       779
Interest expense (including interest-loan
 cost and bond discount amortization)........     (4,821)    (6,609)   (8,648)
Loss on investment in affiliate..............        --         --     (1,379)
                                                --------   --------  --------
 Income (loss) before minority interest,
  income taxes, and extraordinary item.......      4,461      2,121   (26,768)
Minority interest in operations of joint
 ventures....................................        (64)       (25)       31
                                                --------   --------  --------
 Income (loss) before income taxes and
  extraordinary item.........................      4,397      2,096   (26,737)
Income tax expense (benefit).................         62       (475)      --
                                                --------   --------  --------
 Net income (loss) from continuing operations
  before extraordinary item..................      4,335      2,571   (26,737)
Extraordinary gains (losses)--net of income
 taxes.......................................        --        (229)      849
                                                --------   --------  --------
 NET INCOME (LOSS)...........................   $  4,335   $  2,342  $(25,888)
                                                ========   ========  ========
 COMPREHENSIVE INCOME (LOSS).................   $  4,335   $  2,342  $(25,888)
                                                ========   ========  ========
Basic earnings (loss) per share:
 Earnings (loss) before extraordinary item...   $   0.43   $   0.27  $  (4.02)
 Extraordinary item..........................        --       (0.02)     0.13
                                                ========   ========  ========
 Net earnings (loss).........................   $   0.43   $   0.25  $  (3.89)
                                                ========   ========  ========
Diluted earnings (loss) per share:
 Earnings (loss) before extraordinary item...   $   0.36   $   0.25  $  (4.02)
 Extraordinary item..........................        --       (0.02)     0.13
                                                ========   ========  ========
 Net earnings (loss).........................   $   0.36   $   0.23  $  (3.89)
                                                ========   ========  ========
Weighted average number of common shares
 outstanding:
 Basic.......................................     10,139      9,419     6,657
                                                ========   ========  ========
 Diluted.....................................     11,908     10,194     6,657
                                                ========   ========  ========

        See accompanying notes to the consolidated financial statements

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                         Note     Additional
                          Common Preferred Treasury  receivable--  paid-in   Accumulated  Total
                          stock    stock    stock      officer     capital     deficit    equity
                          ------ --------- --------  ------------ ---------- ----------- --------
Balances at December 28,
 1998...................   $ 5     $--     $(2,108)     $ --       $100,302   $(63,680)  $ 34,519
Merger of Checkers &
 Rally's................     4      --       1,708        --         36,320        --      38,032
Net loss................    --      --         --         --            --     (25,888)   (25,888)
                           ---     ----    -------      -----      --------   --------   --------
Balances at January 3,
 2000...................   $ 9     $--     $  (400)     $ --       $136,622   $(89,568)  $ 46,663
Non-cash compensation...    --      --         --         --          1,733        --       1,733
Exercise of 191,991
 stock options..........     1      --         --        (100)          294        --         195
Exercise of 1,140,640
 stock warrants.........    --      --         --         --              1        --           1
Net income..............    --      --         --         --            --       2,342      2,342
                           ---     ----    -------      -----      --------   --------   --------
Balances at January 1,
 2001...................   $10     $--     $  (400)     $(100)     $138,650   $(87,226)  $ 50,934
Non-cash compensation...    --      --         --         --            100        --         100
Exercise of 583,480
 stock options..........    --      --         --         --          1,309        --       1,309
Exercise of 2,367,029
 stock warrants.........     1      --         --         --          2,945        --       2,946
Net income..............    --      --         --         --            --       4,335      4,335
                           ---     ----    -------      -----      --------   --------   --------
Balances at December 31,
 2001...................   $11     $--     $  (400)     $(100)     $143,004   $(82,891)  $ 59,624
                           ===     ====    =======      =====      ========   ========   ========


        See accompanying notes to the consolidated financial statements

              CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     Fiscal Year Ended
                                             ----------------------------------
                                             December 31, January 1, January 3,
                                                 2001        2001       2000
                                             ------------ ---------- ----------
Cash flows from operating activities:
Net income (loss)..........................    $ 4,335     $  2,342   $(25,888)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
 Depreciation and amortization.............      7,870        9,542     13,103
 Amortization of bond discounts and
  deferred loan and bond costs.............        369          304        466
 Impairment of long-lived assets...........      1,170        1,562     22,271
 Extraordinary loss (gain).................        --           229       (849)
 Provisions for bad debt...................        819          642      1,879
 Non-cash compensation.....................        100        1,733        --
 Loss, net of amortization, on investment
  in affiliate.............................        --           --       1,379
 Gain on sale of assets....................       (985)        (307)    (2,616)
 Minority interests in operations of joint
  ventures.................................         64           25        (31)
Changes in assets and liabilities:
 Decrease (increase) in receivables........        463       (2,115)       (31)
 Decrease (increase) in notes and leases
  receivable...............................         47       (3,791)       --
 (Increase) decrease in inventory..........       (209)         740      1,447
 Decrease (increase) in prepaid expenses
  and other current assets.................       (148)         417     (2,114)
 (Increase) Decrease in other assets.......       (149)         429      1,360
 Decrease in accounts payable..............       (947)      (1,300)      (281)
 Increase (decrease) in accrued
  liabilities..............................      3,219       (9,143)     2,686
                                               -------     --------   --------
 Net cash provided by operating
  activities...............................    $16,018     $  1,309   $ 12,781
                                               -------     --------   --------
Cash flows from investing activities:
Capital expenditures.......................     (4,915)      (1,919)    (7,173)
Acquisitions of restaurants................     (1,357)         --        (142)
Merger, net of cash acquired of $1,461.....        --           --        (434)
Decrease (increase) in investments.........        --         2,193     (2,146)
Proceeds from sales leaseback..............        --           --       3,530
Proceeds from sale of property and
 equipment.................................        642       33,200     16,728
                                               -------     --------   --------
 Net cash (used in) provided by investing
  activities...............................    $(5,630)    $ 33,474   $ 10,363
                                               -------     --------   --------
Cash flows from financing activities:
Decrease (increase) in restricted cash.....     (1,635)       3,511       (612)
Repayments of senior notes.................        --       (45,601)    (9,120)
Proceeds from exercise of stock options and
 warrants..................................      4,255          196        --
Proceeds from issuance of long-term debt...        580       35,020        --
Deferred loan costs incurred...............        (36)      (1,929)       --
Principal payments on long-term debt.......     (7,246)     (29,400)   (13,627)
Distributions to minority interests........        (70)         (28)       (15)
                                               -------     --------   --------
 Net cash used in financing activities.....    $(4,152)    $(38,231)  $(23,374)
                                               -------     --------   --------
 Net increase (decrease) in cash...........      6,236       (3,448)      (230)
Cash at beginning of period................        923        4,371      4,601
                                               -------     --------   --------
Cash at end of period......................    $ 7,159     $    923   $  4,371
                                               =======     ========   ========

        See accompanying notes to the consolidated financial statements

              CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

   a) Basis of Presentation--The accompanying consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc. and its wholly-owned subsidiaries, collectively referred to as "the Company."

   On August 9, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") merged with Rally's Hamburgers, Inc. ("Rally's"). The merger was accounted for as a reverse acquisition whereby Rally's was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally's owned a majority of the outstanding common stock of Checkers subsequent to the merger ("Merger"). The fair value of Checkers was based on the average per share value of Checkers' common stock which was $0.531 per share near January 29, 1999, the date the Merger agreement was signed. Additionally, since the Company assumed the stock options and warrants outstanding of Checkers, the fair value of these options and warrants was included in determining the valuation of Checkers (see Note 3:
Merger). The 1999 financial information includes the financial results of Rally's for the entire year and the financial results of Checkers for the period from August 9, 1999 to January 3, 2000. The 2001 and 2000 financial information includes both Rally's and Checkers for the full year.

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

   b) Purpose and Organization--Our principal business is the operation and franchising of Checkers and Rally's restaurants. At December 31, 2001, there were 404 Rally's restaurants operating in 17 different states and there were 417 Checkers restaurants operating in 22 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of those restaurants, 235 were Company operated (including 3 joint venture restaurants) and 586 were operated by franchisees.

   c) New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

   The Company adopted SFAS 142 on January 1, 2002, and does not expect any impairment of goodwill upon adoption. Goodwill amortization was $1,376,765 in fiscal 2001 and 2000.

   Identifiable intangible assets are amortized using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Effective January 1, 2002, we will cease to amortize the value recorded for our tradename, as we have assessed its life to be indefinite. Amortization expense recorded for the tradename was $996,151 in fiscal 2001 and 2000.

   In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 144--Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flows. The Company will implement SFAS 144 beginning in the first quarter of its fiscal year ending December 30, 2002.

   d) Cash and Cash Equivalents--We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release.

   e) Receivables--Receivables consist primarily of royalties, franchise fees, notes due from franchisees, and advances to one of the Company's advertising funds which provides broadcast creative production for use by Rally's corporate and franchise restaurants. A rollforward of the allowance for doubtful receivables is as follows:

                                          Additions
                                    --------------------- Deductions
                         Balance at Charged to Charged to Charged to
                         Beginning  Costs and    Other      Other    Balance at
      Description         of year    Expenses   Accounts   Accounts  End of Year
      -----------        ---------- ---------- ---------- ---------- -----------
Year Ended January 3,
 2000
 Accounts Receivable....   $  643     $1,702     $1,722     $  169     $3,898
 Notes Receivable.......      325        177        789        --       1,291
                           ------     ------     ------     ------     ------
                           $  968     $1,879     $2,511     $  169     $5,189
                           ======     ======     ======     ======     ======
Year Ended January 1,
 2001
 Accounts Receivable....   $3,898     $ (517)    $  --      $  167     $3,214
 Notes Receivable.......    1,291      1,159        --         --       2,450
                           ------     ------     ------     ------     ------
                           $5,189     $  642     $  --      $  167     $5,664
                           ======     ======     ======     ======     ======
Year Ended December 31,
 2001
 Accounts Receivable....   $3,214     $  618     $   12     $  274     $3,570
 Notes Receivable.......    2,450        201        273      1,838      1,086
                           ------     ------     ------     ------     ------
                           $5,664     $  819     $  285     $2,112     $4,656
                           ======     ======     ======     ======     ======

   f) Inventory--Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

   g) Property and Equipment--Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

   h) Valuation of Long-Lived and Intangible Assets and Goodwill--We assess the impairment of long-lived, identifiable intangible assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  . significant underperformance relative to expected historical or projected future operating results;
  .  significant negative industry or economic trends;
  . significant decline in our stock price for a sustained period; and . our market capitalization relative to net book value.

   We account for long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121, we reviewed all restaurants that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a five to fifteen year period. This period of time was selected based upon the lease term and the age of the building, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property, equipment and intangible assets of approximately $1.2 million in 2001, $0.6 million in 2000, $22.3 million in 1999.

   In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002, and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. In addition, we will assess the value of the tradename in accordance with SFAS No. 121.

   We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

   Intangible assets consists of the following and are being amortized using the straight-line method over the following periods:

                            December 31, 2001         January 1, 2001
                         ------------------------ ------------------------
                          Gross   Accum            Gross   Accum            Estimated
                         Amount   Amort     Net   Amount   Amort     Net      Lives
                         ------- -------  ------- ------- -------  ------- -----------
Goodwill................ $27,535 $(3,283) $24,252 $27,535 $(1,906) $25,629    20 years
Tradename...............  19,923  (2,375) $17,548  19,923  (1,379) $18,544    20 years
Reacquired franchise
 rights.................   1,359    (358) $ 1,001   2,772  (1,437) $ 1,335  1-11 years
Other intangibles.......   4,191  (1,803) $ 2,388   4,679  (1,846) $ 2,833 10-25 years
                         ------- -------  ------- ------- -------  -------
  Total intangible
   assets............... $53,008 $(7,819) $45,189 $54,909 $(6,568) $48,341
                         ======= =======  ======= ======= =======  =======

   i) Deferred Loan Costs--Deferred loan costs incurred in connection with the Company's primary debt facility with Textron Financial Corporation (Textron) and mortgages payable to FFCA Acquisition Corporation are amortized on the effective interest method over the life of the related debt. During fiscal 2000, $14.9 million of Textron debt (Loan C) was repaid. A loss on early extinguishment of debt of $490,000 was recorded related to the writeoff of unamortized deferred loan costs associated with this loan.

   j) Revenue Recognition--Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company's obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company's obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant's gross revenues. Royalty fees are recognized as earned.

   Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 31, 2001 was approximately $7.2 million. We have recorded deferred gains of $5.3 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $4.8 million, respectively.

   k) Stock-Based Compensation--We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). We account for stock-based compensation to non-employees using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

   l) Income Taxes--We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   m) Earnings (Loss) Per Common Share--We calculate basic and diluted earnings
(loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Although Checkers is the surviving legal entity after the Merger, for accounting purposes the Merger was treated as a reverse acquisition of Checkers by Rally's. Therefore, only the historical net income
(loss) of Rally's is included in the historical financial results of the Company for all periods prior to the Merger. The weighted average number of common shares outstanding has been adjusted for all periods to reflect for the exchange ratio of 1.99 to 1 and the one-for-twelve reverse split that occurred on August 9, 1999.

   n) Supplemental Disclosures of Cash Flow Information

                                                    Fiscal Year Ended
                                            ----------------------------------
                                            December 31, January 1, January 3,
                                                2001        2001       2000
                                            ------------ ---------- ----------
     Interest paid.........................    $4,803      $7,039    $ 7,862
     Income taxes paid.....................    $  286      $  104    $   165
     Capital lease obligations incurred....    $3,030      $  --     $ 2,750
     Fair value of net assets acquired in
      the Merger...........................    $  --       $  --     $24,247

   During fiscal 2001, we acquired 37 restaurants from former franchisees. During fiscal 1999, we acquired three restaurants from a former franchisee. No acquisitions were made in 2000. These acquisitions were recorded as follows:

                                                      Fiscal Year Ended
                                              ----------------------------------
                                              December 31, January 1, January 3,
                                                  2001        2001       2000
                                              ------------ ---------- ----------
     Fair value of assets acquired...........    $1,415       $--       $ 907
     Receivables forgiven....................       (34)       --         --
     Liabilities assumed.....................       (24)       --         --
     Issuance of note payable................       --         --        (765)
                                                 ------       ----      -----
     Cash paid...............................    $1,357       $--       $ 142
                                                 ======       ====      =====

   In conjunction with the sale of markets in fiscal 2001, 2000 and 1999, the Company accepted notes of approximately $2.2 million, $3.4 million and $1.0 million, respectively, with maturities through December 2010. The $2.2 million note accepted in 2001 was exchanged in January of 2002 for the related restaurants originally sold. In addition, capital lease obligations receivable were assumed by the purchasers for approximately $9.4 million. These capital lease obligations have maturities through January 2019.

   o) Disclosures about Fair Values of Financial Instruments--The balance sheets as of December 31, 2001 and January 1, 2001 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. The fair value of Senior Notes was $45.8 million at January 3, 2000, based on quoted market prices.

   p) Segment Reporting--As of December 31, 2001, the Company operated 235 Checkers Drive-In and Rally's Hamburgers restaurants in the United States as part of a single operating segment. The restaurants operate within the quick-service restaurant industry, providing similar products to similar customers. The restaurants also possess similar long-term expected financial performance characteristics. Revenues from Company-owned restaurants are derived principally from food and beverage sales.

   q) Use of Estimates--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include reserves for restaurant relocations and abandoned sites and allowances for doubtful accounts.

   r) Reclassifications--Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Note 2: Liquidity and Capital Resources

   The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

   We have working capital deficit of $2.5 million at December 31, 2001 as compared to $9.0 million at January 1, 2001. The decrease in the deficit is primarily due to the repayment of $2.0 million of the Textron note payable (Loan B), operating profits for the year of $4.3 million, and additional capital contributions of $4.3 million from the exercise of options and warrants into 1,261,104 shares of common stock.

   Although there can be no assurance, we believe that our existing cash at December 31, 2001, the cash provided from operations, and the available $2.8 million line of credit through June 15, 2002 will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Note 3: Merger

   On August 9, 1999, Checkers completed its acquisition of Rally's (the "Merger"). The Merger transaction was accounted for under the purchase method of accounting and was treated as a reverse step acquisition as the stockholders of Rally's received the larger portion (51.8%) of the voting interests in the combined Company and Rally's previously owned 26.06% of Checkers. Accordingly, Rally's was considered the acquirer for accounting purposes and recorded Checkers' assets and liabilities based upon their fair market values. The operating results of Checkers' have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $27 million, including $11.5 million relating to Rally's original investment in Checkers, and is being amortized over 20 years using the straight-line method. Beginning January 1, 2002, we will adopt SFAS 142 and discontinue amortizing the goodwill associated with the Merger.

   The estimated fair value of assets acquired, liabilities assumed and resulting goodwill relating to the Merger, is summarized below:

                                                          (In thousands)
   Purchase price (including direct costs)..........                   $40,068
   Property and equipment held for sale............. $13,175
   Current assets...................................   6,872
   Property and equipment...........................  43,955
   Trade name.......................................  19,923
   Other assets.....................................     711
                                                     -------
     Total assets...................................         $ 84,636
   Total liabilities assumed........................          (51,870)
                                                             --------
   Net assets acquired..............................           32,766
   Adjustment for Rally's original investment in
    Checkers........................................           (8,519)
                                                             --------
   Net assets acquired as adjusted for initial
    investment......................................                   $24,247
                                                                       -------
   Goodwill resulting from Merger...................                   $15,821
   Goodwill resulting from Rally's original
    investment in Checkers..........................                    11,476
                                                                       -------
   Total goodwill...................................                   $27,297
                                                                       =======

Note 4: Other Acquisitions

   On January 17, 2001, the Company reacquired 10 Rally's Hamburgers and 17 Checkers Drive-In Restaurants previously sold to a franchisee by assuming the liabilities related to the restaurants. The 17 Checkers Drive-In Restaurants were then resold to another franchisee, and later reacquired subsequent to December 31, 2001.

   On July 30, 2001, the Company acquired eight Checkers Drive-In Restaurants in Macon, Georgia from a franchisee for a purchase price of $1,055,000 cash.

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

Note 5: Accounting Charges & Loss Provisions

   Certain charges in fiscal years 2001, 2000 and 1999 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance, and the then-current revenue and profit strategies.

   During 2001, impairment charges of approximately $1.2 million were recognized relating to the closing of two Company-owned restaurants, the closing of twelve franchised restaurants with associated intangibles, and eleven under-performing Company-owned restaurants.

   During 2000, impairment charges of approximately $0.6 million were recognized relating to the closing of six Company-owned restaurants, the closing of two franchised restaurants with associated intangibles, and one under-performing Company-owned restaurant.

   During the last quarter of 1999, the Company placed certain markets for sale in accordance with its plan to meet its short-term debt requirements. At the end of 1999, 5 major Rally's markets were written down to their estimated fair market values, based on purchase prices that were expected to be received during the first half of fiscal year 2000. The Company recorded an approximate $13 million impairment charge relating to property and equipment and intangibles assets associated with these expected market sales. Accordingly, $22.8 million of property and equipment was reclassified to "Property and equipment held for sale" in the accompanying consolidated balance sheet. In addition, in connection with the Merger with Checkers, the Company planned to sell 3 existing Checkers' markets. As these assets were recorded at their estimated fair market value in accordance with purchase accounting, the impact of these adjustments were reflected in purchase accounting.

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

   The following table summarizes the components of the provision for restaurant closures and other provisions, as well as the year end balances of certain related reserves.

                               Balance at Additions                     Balance
                               Beginning   Charged    Cash     Other    at End
         Description            of Year   to Expense Outlays  Changes   of Year
         -----------           ---------- ---------- -------  --------  -------
Year ended December 31, 2001
 Impairment of long-lived
  assets......................   $  --     $ 1,170   $   --   $ (1,170) $  --
 Accrual for closed restaurant
  expenses presented as loss
  from restaurant closures....    5,318        573    (1,464)      --    4,427
                                 ------    -------   -------  --------  ------
                                 $5,318    $ 1,743   $(1,464) $ (1,170) $4,427
                                 ======    =======   =======  ========  ======
Year ended January 1, 2001
 Impairment of long-lived
  assets......................   $  --     $   629   $   --   $   (629) $  --
 Accrual for closed restaurant
  expenses presented as loss
  from restaurant closures....    7,093        633    (2,408)      --    5,318
                                 ------    -------   -------  --------  ------
                                 $7,093    $ 1,262   $(2,408) $   (629) $5,318
                                 ======    =======   =======  ========  ======
Year ended January 3, 2000
 Impairment of long-lived
  assets......................   $  --     $22,271   $   --   $(22,271) $  --
 Accrual for closed restaurant
  expenses presented as loss
  from restaurant closures....    5,423      3,780    (3,766)    1,656   7,093
                                 ------    -------   -------  --------  ------
                                 $5,423    $26,051   $(3,766) $(20,615) $7,093
                                 ======    =======   =======  ========  ======

   As a result of the Merger, the Company assumed approximately $1.3 million relating to reserves for future lease obligations, which is reflected in 1999 "Other Changes" shown in the above table. The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from three months to 9 years.

Note 6: Related Party Transactions

   a) Management Services Agreement--Effective November 30, 1997, Checkers and Rally's entered into a Management Services Agreement ("Agreement") whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally's. Checkers received fees from Rally's relative to the shared departmental costs times the respective restaurant ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999, Checkers charged Rally's $4.7 million.

   b) Issuance of Warrants--On November 22, 1996, the Company issued warrants ("Restructuring Warrants") for the purchase of 20 million shares of the Company's Common Stock. The Restructuring Warrants were issued to the members of a lending group in connection with a restructuring of the Company's primary credit facility. The lending group included CKE Restaurants, Inc., KCC Delaware, a wholly owned subsidiary of GIANT Group, LTD., Fidelity National Financial, Inc., William P. Foley, II and Burt Sugarman. The Restructuring Warrants were valued at $6.5 million, which was the value of the concessions given as consideration by the lending group. After giving effect to the one-for-twelve reverse stock split, the Restructuring Warrants permit the acquisition of 1,666,667 shares of the Company's Common Stock. The Restructuring Warrants were exercisable upon issuance and remain exercisable until November 22, 2002. The exercise price of each Restructuring Warrant was originally $0.75, which was the approximate market price of the common stock of Checkers prior to the announcement of the transfer and restructuring of the debt. After giving effect to a September 20, 1999 re-pricing by the Company, the current exercise price of each

Restructuring Warrant is $0.25. Due to the one-for-twelve reverse stock split, twelve warrants must be exercised to acquire one share of the Company's common stock for an aggregated purchase price of $3.00 per share. During fiscal 2001 and 2000, 1,139,602 and 1,139,592 of these warrants were exercised, respectively.

   c) West Coast Operating Agreement--On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's Jr. format. Including closures from prior periods, there were 23 remaining restaurants as of July 2, 2001 operating under the agreement when we repossessed all but the two operating as Carl's Jr. in accordance with the terms of the original operating agreement. The original agreement was cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE was responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. The Company had retained ownership of all the restaurants, two of which were Carl's Jrs. and was entitled to receive a percentage of gross revenues generated by each restaurant.

   d) Other Transactions--The Company also has had transactions with certain companies or individuals, which are, related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company.

   The Company and its franchisees each pay a percentage of sales to the Rally's National Advertising Fund and the Checkers National Production Fund (the "Funds"), established for the purpose of creating and producing advertising for the chain. The Funds are not included in the consolidated financial statements, although the Company's contributions to the Funds are included in the advertising expenses in the consolidated statements of operations. Additionally, certain Company operated restaurants and franchises participate in co-ops, which are accounted for similarly to the Funds.

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

   During 2001, 2000, and 1999, we incurred $45,000, $457,000, and $803,000, respectively in legal fees from a law firm for which a Director of the Company is a partner.

   Beginning in September 1999 the Company engaged Peter O'Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Fees for fiscal 2000 and 1999 totaled $60,000 and $40,000, respectively. Mr. O'Hara discontinued these services in June 2000.

   We also shared certain officers and directors with Santa Barbara Restaurant Group, Inc. (Santa Barbara) from 1999 through September 2000. In accordance with that agreement, we paid $274,338 and $104,408 for 2000 and 1999, respectively, to Santa Barbara for salary payments made on our behalf. During 2001, Mr. Maggard was a member of the Board of Directors of both Santa Barbara and Checkers Drive-In Restaurants, Inc. During 2000, Mr. Foley was the Chairman of the Board of Directors for both Santa Barbara and Checkers Drive-In Restaurants, Inc.

   During fiscal 2001 and 2000, former shared executives exercised 109,916 and 90,000 stock options, respectively.

Summary of Related Party Transactions (in thousands):

                                                            Fiscal Year Ended
                                                         -----------------------
                                                         December 31, January 1,
                                                             2001        2001
                                                         ------------ ----------
     Balance Sheet Amounts
     Accounts receivable................................     $ 29       $  435
     Notes receivable...................................     $781       $  659
     Accounts payable...................................     $512       $  343
     Capital leases.....................................     $143       $1,068

                                                      Fiscal Year Ended
                                              ----------------------------------
                                              December 31, January 1, January 3,
                                                  2001        2001       2000
                                              ------------ ---------- ----------
     Revenue and Transaction Amounts
     Owner fee income........................     $333         $685       $689
     Interest income.........................      --           --         141
                                                  ----       ------     ------
                                                  $333         $685       $830
                                                  ====       ======     ======
                                                      Fiscal Year Ended
                                              ----------------------------------
                                              December 31, January 1, January 3,
                                                  2001        2001       2000
                                              ------------ ---------- ----------
     Expense Amounts
     Legal fees..............................     $ 45       $  457     $  803
     Consulting fees.........................      --            60         40
     Rent expense............................      --           --         185
     Interest expense........................       86          399        878
     Non-cash compensation...................      --         1,679        --
     Shared officer expenses.................      --           274        104
     Loss on investment in affiliate.........      --           --       1,379
     Management Services Agreement...........      --           --       4,696
                                                  ----       ------     ------
                                                  $131       $2,869     $8,085
                                                  ====       ======     ======

Note 7: Lease Receivable

   As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 31, 2001 was approximately $7.2 million. As of December 31, 2001, we have deferred gains of $5.3 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $4.8 million, respectively.

   We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

   Following is a schedule, by year, of future minimum lease payments receivable for operating leases at December 31, 2001:

     Fiscal Year Ended
     -----------------
       2002............................................................. $ 7,087
       2003.............................................................   6,107
       2004.............................................................   5,129
       2005.............................................................   4,480
       2006.............................................................   4,224
       Thereafter.......................................................  19,636
                                                                         -------
         Total.......................................................... $46,663
                                                                         =======

Note 8: Property and Equipment, Net

   Property and equipment consists of the following:

                                                                     Estimated
                                             December 31, January 1,   Useful
                                                 2001        2001      Lives
                                             ------------ ---------- ----------
   Land and improvements....................   $ 26,466    $ 27,702  0-15 years
   Leasehold interest.......................      1,855       1,855   15 years
   Building and leasehold improvements......     24,644      25,334  5-39 years
   Equipment, furniture and fixtures........     38,063      31,179  3-15 years
                                               --------    --------
                                                 91,028      86,070
   Less accumulated depreciation............    (46,189)    (45,517)
                                               --------    --------
                                                 44,839      40,553
                                               --------    --------
   Property held under capital leases.......      5,879       2,863  3-20 years
   Less accumulated amortization............     (1,582)       (894)
                                               --------    --------
                                                  4,297       1,969
                                               --------    --------
   Net property and equipment...............   $ 49,136    $ 42,522
                                               ========    ========

   Depreciation expense of property and equipment was approximately $5.1 million, $6.6 million and $10 million for the fiscal years 2001, 2000 and 1999, respectively.

Note 9: Revolving Line of Credit

   The Company has a revolving loan facility, under Loan B, with Textron Financial Corporation that permits the Company to borrow up to 50% of collateral pledged. The credit facility is available through June 15, 2002 with an interest rate equal to LIBOR plus 4.5% (6.62% at December 31, 2001). Total collateral pledged as of December 31, 2001 was approximately $5.7 million, consisting primarily of property and equipment. There were no borrowings under the loan facility as of December 31, 2001.

Note 10: Long-Term Debt and Obligations Under Capital Leases

   Long-term debt and obligations under capital leases consist of the following:

                                                        December 31, January 1,
                                                            2001        2001
                                                        ------------ ----------
Note payable (Loan A) to Textron Financial Corporation
 payable in 120 monthly installments, maturing July 1,
 2010, including interest at LIBOR plus 3.7% (5.82% at
 December 31, 2001) secured by property and
 equipment............................................    $10,817     $11,662
Mortgages payable to FFCA Acquisition Corporation
 secured by thirty-two Company-owned restaurants,
 payable in 240 aggregate monthly installments of
 $133,295, maturing January 1, 2019, including
 interest at 9.5%.....................................     13,494      13,795
Note payable to Heller Financial secured by the
 equipment at Company-owned restaurants, payable in 30
 monthly installments of $153,712, maturing December
 1, 2003, including interest at 14%...................      3,085         --
Obligations under capital leases, maturing at various
 dates through December 1, 2019, secured by property
 and equipment, bearing interest ranging from 7.3% to
 10%. The leases are payable in monthly principal and
 interest installments averaging $86,000..............      3,445       7,694
Obligations under capital leases, maturing at various
 dates through January 1, 2016, secured by property
 and equipment, bearing interest ranging from 10.3% to
 16.3%. The leases are payable in monthly principal
 and interest installments averaging $182,000.........      5,013         --
Notes payable to former Rally's franchise owners for
 acquisition of markets, secured by the related assets
 acquired, with maturities through May 1, 2004,
 bearing interest at 7.5% and 7.75%. The notes are
 payable in monthly principal and interest
 installments of $8,416 and $15,420...................        534         769
Other notes payable, maturing at various dates through
 September 17, 2004, secured by property and
 equipment, bearing interest ranging from 0% to 7.70%.
 The notes are payable in monthly principal and
 interest installments ranging from $452 to $18,095...        528         745
Revolving credit note payable (Loan B) to Textron
 Financial Corporation payable on June 15, 2001.
 Installment payments of interest only were due
 monthly at 30%, secured by real estate, property and
 equipment, and subordinate to Loan A. The balance has
 been fully satisfied (See Note 9)....................        --        5,873
                                                          -------     -------
Total long-term debt and obligations under capital
 leases...............................................     36,916      40,538
Less current installments.............................     (4,743)     (9,362)
                                                          -------     -------
Long-term debt, less current maturities...............    $32,173     $31,176
                                                          =======     =======

   Although we continue to be obligated, approximately $7.2 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 7).

   Aggregate maturities of long-term debt for each of the five succeeding years are as follows:

     Fiscal Year Ended
     -----------------
       2002............................................................. $ 3,265
       2003.............................................................   2,368
       2004.............................................................     537
       2005.............................................................     441
       2006.............................................................     485
       Thereafter.......................................................  21,361
                                                                         -------
                                                                         $28,457
                                                                         =======

   The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of December 31, 2001:

     Fiscal Year Ended
     -----------------
       2002............................................................ $ 2,371
       2003............................................................   1,890
       2004............................................................   1,537
       2005............................................................   1,136
       2006............................................................     829
       Thereafter......................................................   6,115
                                                                        -------
       Total minimum lease payments....................................  13,878
       Less amount representing interest...............................  (5,420)
                                                                        -------
       Present value of minimum lease payments......................... $ 8,458
                                                                        =======

   As a result of the Merger, the Company assumed debt due to the CKE Group under the Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement previously consolidated all of the debt under the Checkers' loan agreement and the credit line into a single obligation. This obligation was paid in full during 2000.

   Also, as a result of the Merger, the Company assumed a mortgage financing agreement with FFCA Acquisition Corporation ("FFCA"), which is collateralized by 25 restaurants. This mortgage financing is payable monthly at $93,213, including interest at 9.5% and has a term of 20 years. On December 18, 1998, the Company entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation ("FFCA") pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000.

   The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were not in compliance with one of the financial covenants for the fiscal year ending December 31, 2001. However, we have received a waiver for the financial covenant for the year ended December 31, 2001, and through December 31, 2002. If the thirty-three restaurants included in the FFCA Mortgage transactions are not in compliance with certain financial performance covenants, the Company is allowed to substitute another property as security for the debt.

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

Note 11: Income Taxes

   Under the provisions of SFAS No. 109, the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at December 31, 2001 and January 3, 2000 were as follows (in thousands):

                                                        December 31, January 1,
                                                            2001        2001
                                                        ------------ ----------
   Deferred tax assets:
    Net operating loss carryforwards..................    $ 12,331    $ 13,376
    Difference between book and tax basis of property,
     equipment and intangibles........................        (105)        343
    Accruals, reserves and other......................      12,748      13,513
    Alternative minimum tax and tax credit
     carryforward.....................................       1,822       1,760
                                                          --------    --------
                                                            26,796      28,992
                                                          --------    --------
   Less valuation allowance...........................     (26,796)    (28,992)
   Net deferred tax assets............................    $    --     $    --
                                                          ========    ========
   Deferred tax liabilities...........................    $    --     $    --
                                                          ========    ========

   As a result of the Merger in 1999, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally's and Checkers had net operating loss carryforwards of approximately $49.8 million and $60.9 million, respectively for a combined total of $110.7 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the total pre-merger net operating loss carryforward to approximately $31.3 million over the carryforwards life of the net operating losses. The remaining pre-merger net operating loss carryforward of $79.4 million could expire before becoming available under these limitations. The $31.3 million net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company has approximately $5 million of post-merger net operating loss carryforward available through 2020, and approximately $1.8 million of alternative minimum tax credit carryforwards available indefinitely.

   A valuation allowance has been provided for 100 percent of the deferred tax assets since management can not determine that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets are more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense.

   Income tax expense (benefit) consists of the following:

                                                      Fiscal Year Ended
                                              ----------------------------------
                                              December 31, January 1, January 3,
                                                  2001        2001       2000
                                              ------------ ---------- ----------
   Current--State............................     $--        $(475)      $--
   Current--Federal..........................       62         --         --
   Deferred..................................      --          --         --
                                                  ----       -----       ----
   Total income tax expense..................     $ 62       $(475)      $--
                                                  ====       =====       ====

   The benefit for 2000 was the result of a favorable state tax ruling during 2000.

   The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statement of Operations:

                                                    Fiscal Year Ended
                                            ----------------------------------
                                            December 31, January 1, January 3,
                                                2001        2001       2000
                                            ------------ ---------- ----------
   Expense (benefit) computed at statutory
    rate...................................    $1,474      $  796    $(8,970)
   Tax effect of equity in loss of
    affiliate..............................       --            8        469
   State and local income taxes, net of
    federal income tax expense (benefit)...       --         (475)       --
   Permanent differences...................       784         800        --
   Change in deferred tax asset valuation
    allowance..............................    (2,196)     (1,550)     8,250
   Other...................................       --          (54)       251
                                               ------      ------    -------
                                               $   62      $ (475)   $   --
                                               ======      ======    =======

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

   a) Stock-Based Compensation Plans--On September 26, 2001 the Company adopted the 2001 stock option plan ("2001 Plan"), approved by the shareholders at the 2001 shareholders meeting. The 2001 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares to eligible salaried individuals. The Company plans to register 1,500,000 common stock shares for this plan during 2002.

   In August 1991, the Company adopted the 1991 stock option plan ("1991 Plan"), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares could be granted to eligible salaried individuals. The plan was first amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667. A second amendment to the plan was made on September 15, 2000 to increase the number of shares to 1,500,000. The 1991 Plan expired in September 2001.

   In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The Directors Plan was amended on August 6, 1997 by the approval of the Company's stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company's common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was first amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and (iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment, and includes up to 5,000,000. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. On September 15, 2000, the Directors Plan was amended a second time to provide for a special one-time grant of 550,000 options to the members of the Board of Directors. It was also amended to allow the Board of Directors to make additional discretionary grants under the directors' plan, at their sole discretion.

   The 2001 Plan, 1991 Plan and the Directors Plan provide that the shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and all options will expire after ten years from the date granted.

   As a result of the Merger, the Company assumed:

  . 301,087 options previously issued to Checkers' employees under the 1991 Plan at prices ranging from $4.50 to $61.56

  . 232,169 options previously issued to Checkers' non-employee directors under the Directors Plan at prices ranging from $3.76 to $68.25

  . 116,669 options previously issued to officers and directors of Checkers which were not issued under any plan.

   A summary of the status of all options granted to employees, directors, and to non-employees at December 31, 2001, January 1, 2001 and January 3, 2000, and changes during the years then ended is presented in the table below. All references to number of shares and per share amounts have been adjusted for the exchange ratio of 1.99 to 1 and the subsequent one-for-twelve reverse split that was effected in August 1999.

                            December 31, 2001       January 1, 2001        January 3, 2000
                          ---------------------- ---------------------- ----------------------
                                    Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                          Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                          ------  -------------- ------  -------------- ------  --------------
                                          (Shares represented in thousands)
Outstanding shares at
 beginning of year......  2,768       $4.03      1,605       $4.72        935       $ 8.20
Assumed in Merger.......    --          --         --          --         650         9.56
Granted at price below
 market.................    --          --         945        2.00        --           --
Granted at price above
 market.................    --          --         400        5.50        --           --
Granted at price equal
 to market..............    244        5.44        142        2.03        562         1.85
Exercised...............   (583)       2.27       (192)          2        --           --
Forfeited...............   (197)       3.67       (110)       2.54       (487)       13.38
Expired.................   (159)       4.07        (22)       8.60        (55)        9.87
                          -----       -----      -----       -----      -----       ------
Outstanding at end of
 year...................  2,073       $4.30      2,768       $4.03      1,605       $ 4.72
                          =====       =====      =====       =====      =====       ======
Exercisable at end of
 year...................  1,364       $4.06      2,014       $4.05      1,092       $ 5.89
                          =====       =====      =====       =====      =====       ======
Weighted average of fair
 value of options
 granted................              $2.97                  $2.96                  $ 1.48

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Wtd. Avg.
                                            Remaining
Range of                 Outstanding as of Contractual   Wtd. Avg.    Number Exercisable   Wtd. Avg.
Exercise Prices          December 31, 2001 Life (Yrs)  Exercise Price December 31, 2001  Exercise Price
---------------          ----------------- ----------- -------------- ------------------ --------------
$ 1.28-$ 2.00...........       475,000         8.1        $ 1.783           475,000         $ 1.783
$ 2.01-$ 4.00...........       749,636         6.7          2.762           590,331           2.933
$ 4.01-$ 8.00...........       702,676         8.4          5.281           152,676           4.441
$ 8.01-$16.00...........       108,150         5.6         13.210           108,150          13.213
$16.01-$61.56...........        36,825         3.9         21.364            36,825          21.364
$61.56-$136.80..........         1,000         2.5         68.250             1,000          68.250
                             ---------         ---        -------         ---------         -------
                             2,073,287         7.5        $ 4.298         1,363,982         $ 4.062
                             =========         ===        =======         =========         =======

   If the compensation cost for all option grants to employees and directors had been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Fiscal Year Ended
                                            ----------------------------------
                                            December 31, January 1, January 3,
                                                2001        2001       2000
                                            ------------ ---------- ----------
   Net income (loss)........... As reported    $4,335      $2,342    $(25,888)
                                Pro forma      $3,987      $1,727     (26,293)
   Basic earnings (loss) per
    common share............... As reported      0.43        0.25       (3.89)
                                Pro forma        0.39        0.18       (3.95)
   Diluted earnings (loss) per
    common share............... As reported      0.36        0.23       (3.89)
                                Pro forma        0.34        0.17       (3.95)

   For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

     Assumptions                                2001        2000        1999
     -----------                             ----------- ----------- -----------
     Risk-free interest rates............... 1.74%-5.86% 5.22%-6.19% 4.95%-5.68%
     Volatility.............................     45%         83%        100%
     Expected lives (months)................     48          48          48

   An expected dividend yield of zero percent was used for all periods based on the Company's history of no dividend payments.

   Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   On August 5, 1999, the Company's shareholders approved a new employee stock purchase plan ("Stock Purchase Plan"). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company's matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee's voluntary contributions, and any matching contributions by the Company, to purchase the Company's stock at prevailing market rates. The Company made $11,596 and $19,038 in matching contributions during 2001 and 2000, respectively, for employee contributions made in 2000 and 1999.

   b) Stock Based Compensation--On September 15, 2000, the vesting period and period to exercise for 209,916 of the shared executives options were modified. Concurrent to this modification, services from these shared executives ceased. Due to the modification, a new measurement date was set, resulting in the recognition of approximately $493,000 in compensation expense.

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

   On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be approved for allocation to the 1991 employee stock option plan by the shareholders' of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense recognized in 2001 and 2000 was approximately $100,000 and $54,000, respectively. Deferred compensation related to these options is $147,000, and will be recognized over the remaining two year vesting period.

   c) Shareholder Rights Offering--A Shareholder Rights Offering (the "Offering") was completed by Rally's on September 26, 1996. Rally's distributed to holders of record of its common stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights to purchase units consisting of one share of Rally's common stock and one warrant (the "Rights Offering Warrant") to purchase an additional Share of Rally's common stock. Due to the fact that upon completion of the Merger, Rally's corporate existence ceased, the Rally's Rights Offering Warrants were exchanged for newly issued Checkers warrants (the "Checkers Rights Offering Warrants"). The Company issued Checkers Rights Offering Warrants to purchase 798,281 of the Company's common stock. The Checkers Rights Offering Warrants were exercisable from the date of issuance through September 26, 2001. The exercise price of each Checkers Rights Offering Warrant was $4.52, representing an exercise price reduction of two-thirds from the original Rights Offering Warrants approved by the Company's Board of Directors on September 20, 1999. The Company had the right to redeem the Checkers Rights Offering Warrants at $.01 per warrant, upon 30 days' prior written notice in the event the closing price of the Company's Common Stock equaling or exceeding $36.18 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Checkers Rights Offering Warrants were publicly held and traded on the NASDAQ (trading symbol: CHKRZ). The total Checkers Rights Offering Warrants exercised during 2001, prior to expiration, was 592,084, providing the Company with $2.68 million in proceeds.

   d) Warrants--As a result of the Merger, the Company assumed warrants previously issued by Checkers in settlement of litigation (the "Settlement Warrants"). The Settlement Warrants permitted the acquisition of an aggregate 425,000 shares of the Company's Common Stock. The Settlement Warrants were exercisable at any time during the thirty day period beginning from the date approval was obtained from the Securities and Exchange Commission for this registration and expired on July 31, 2001. The Company's Board of Directors reduced the original exercise price of $1.375 by two thirds effective September 20, 1999 to $0.4583. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $5.50 per share. Settlement Warrants exercised during 2001 and 2000 were 635,343 and 1,048, respectively, providing approximately $292,000 in additional proceeds prior to expiration.

   Also as a result of the Merger, the Company assumed 20 million warrants issued by Checkers on November 22, 1996 in connection with the restructuring of its primary credit facility (the "Restructuring Warrants"). The Restructuring Warrants are exercisable at any time from the date of issuance until November 22, 2002. The Company's Board of Directors reduced the original exercise price of $0.75 by two thirds effective September 20, 1999 to $0.25. As a result of the one-for-twelve reverse stock split, it now requires the exercise of twelve warrants to receive one share of the Company's Common Stock for an aggregate exercise price of $3.00 per share. If all of the Restructuring Warrants were to be exercised, they would provide approximately $5 million in additional proceeds. The Company registered the common stock issuable under the Restructuring Warrants and is obligated to maintain such registration for the life of the warrants. The holders of the Restructuring Warrants also have other registration rights relating to the common stock to be issued thereunder. The Restructuring Warrants contain customary anti-dilution provisions. During fiscal 2001 and 2000, 1,139,602 and 1,139,592 warrants were exercised, respectively.

Note 13: Extraordinary Items

   The extraordinary item for fiscal 2000 represents a loss on early retirement of debt, net of tax expense of $0. The extraordinary items for fiscal 1999 represents a gain on the early retirement of debt, net of tax expense of $0.

Note 14: Quarterly Financial Data (Unaudited)

   The following table represents selected quarterly financial data for the periods indicated (in 000's except per share data). Earnings per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share in fiscal 2001 and 2000 does not equal the total computed for the year:

                                       First   Second   Third  Fourth
                                      Quarter  Quarter Quarter Quarter   Total
                                      -------  ------- ------- -------  --------
Year Ended December 31, 2001
Revenues............................. $35,295  $37,237 $37,989 $51,091  $161,612
Income from operations...............   1,823    1,658     986   2,964     7,431
Net income before extraordinary
 item................................     843      776     452   2,264     4,335
Extraordinary item...................     --       --      --      --        --
                                      -------  ------- ------- -------  --------
Net income...........................     843      776     452   2,264     4,335
                                      =======  ======= ======= =======  ========
Earnings per share before
 extraordinary item:
 Basic...............................    0.09     0.08    0.05    0.21      0.43
                                      =======  ======= ======= =======  ========
 Diluted.............................    0.07     0.07    0.04    0.19      0.36
                                      =======  ======= ======= =======  ========
Year Ended January 1, 2001
Revenues............................. $52,187  $47,106 $37,820 $44,077  $181,190
Income from operations...............   1,154    2,923   1,735   2,239     8,051
Net income (loss) before
 extraordinary item..................    (534)   1,379     809     917     2,571
Extraordinary item...................     109      152     --     (490)     (229)
                                      -------  ------- ------- -------  --------
Net income (loss)....................... (425)   1,531     809     427     2,342
                                      =======  ======= ======= =======  ========
Earnings (loss) per share before
 extraordinary item:
 Basic...............................   (0.06)    0.14    0.09    0.10      0.27
                                      =======  ======= ======= =======  ========
 Diluted.............................   (0.06)    0.14    0.08    0.09      0.25
                                      =======  ======= ======= =======  ========

Note 15: Commitments and Contingencies

   a) Lease Commitments--The Company leases land and buildings generally under agreements with terms of, or renewable to, 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense totaled $10.9 million, $7.0 million and $11.4 million in 2001, 2000 and 1999, respectively.

   Following is a schedule, by year, of future minimum lease commitments for operating leases at December 31, 2001:

     Year
     ----
     2002.............................................................. $ 16,634
     2003..............................................................   14,252
     2004..............................................................   11,437
     2005..............................................................    9,729
     2006..............................................................    8,811
     Thereafter........................................................   39,491
                                                                        --------
       Total........................................................... $100,354
                                                                        ========

   b) Self Insurance--For 2001 the Company was self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company maintains $3.4 million as collateral securing self-insured claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

   c) Employment Contract--Effective November 20, 2000, the Company entered into a new employment agreement with its Chief Executive Officer. This new contract terminates the agreement dated December 14, 1999. The CEO will continue to serve as a director of the Company. The term of the agreement is for three years with two additional one year options to extend at the Company's option. The annual base salary of $440,000 shall be increased by 5% each year. The CEO is entitled to participate in the Company's incentive bonus plan and was granted options to purchase 200,000 shares of the Company's common stock at $5.00 per share and 200,000 shares at $6.00 per share. The options cliff vest three years from the date of the agreement. The agreement may be terminated at any time for cause. If the CEO is terminated without cause, he will be entitled to receive a lump sum amount equal to the remaining term of the contract. The agreement contains confidentiality and non-competition provisions.

   d) Litigation--Jonathan Mittman et al. v. Rally's Hamburgers, Inc., et al. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply.

   Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. The settlement has not yet been consummated, and we intend to defend vigorously unless formal settlement is completed with terms similar to those reached in the tentative settlement on January 11, 2001.

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

   A Complaint was originally filed by the Company in July of 1995 against Mr. Gagne ("Gagne") and Tampa Checkmate Food Services, Inc. ("Tampa Checkmate"), a company controlled by Mr. Gagne, to collect on a promissory note in the original principal amount of $1,007,295 (the "promissory note") and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate, enforce the terms of a personal guaranty executed by Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate's franchise agreement with the Company. The counterclaim and third party complaint, as amended, generally alleged that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. ("Checkmate") were induced into entering into various franchise agreements with personal guarantees to the Company based upon misrepresentations by the Company and the named individuals and alleged violations of Florida's Franchise Act, Florida's Deceptive and Unfair Trade Practices Act, and breaches of implied duties of "good faith and fair dealings" in connection with a settlement agreement and franchise agreement between various of the parties.

   The action was tried before a jury in August of 1999. The Company's action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate's bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown ("H. Brown"), James E. Mattei ("Mattei"), James F. White, Jr. ("White"). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated (S) 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331 and that Gagne was damaged as a result thereof in the amount of $151,331; and (iv) That the Company, H. Brown, and J. White did not violate Florida's Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

   The foregoing jury determinations were adopted by the trial court and judgments were entered accordingly. The judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury's verdict in August of 1999; (ii) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of (S) 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

   On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate entered summary judgment as to the Company's affirmative defenses of setoff and recoupment, the legal significance of which is unclear, and reciprocal motions for attorney fees remain pending in the state court. The Company has appealed the before-described summary judgment to the Second District Court of Appeal and that appeal remains pending. The two judgments, as modified by the Second District Court of Appeal remain unsatisfied, but the Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company's right of setoff arising from Tampa Checkmate's liability to the Company under the promissory note described above.

   On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., and numbered as 97-11616-8G-1 on the docket of said Court. As noted above, the bankruptcy filing stayed the Company's claim against Tampa Checkmate to collect the promissory note. The Company filed a motion in the Bankruptcy Court to establish its right to set-off, or in the alternative, recoup, the full amount due the Company under the promissory note against the judgments. On March 17, 2001 and May 23, 2001, the Bankruptcy Court entered orders recognizing the Company's right to setoff the amount owed by Tampa Checkmate under the promissory note against the judgments and lifting the automatic stay to allow the Company to proceed "to effect the setoff and/or recoupment permitted by this Court to include proceeding in state court or other appropriate forum to determine the amounts owed, if any, by the Debtor (Tampa Checkmate) to Checkers."

   The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company's claim of setoff. The Company disputes Tampa Checkmate's argument. The foregoing motion remains pending in the Bankruptcy Court.

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

   e) Purchase Commitments--The Company has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by those agreements aggregate approximately $104.6 million in 2002 and a total of approximately $116.8 million for the years 2003 through 2006.

Note 16: Subsequent Events (Unaudited)

   a) Reacquired Restaurants--On January 26, 2002, we reacquired the Checkers' restaurants in Philadelphia which were previously sold to a franchisee in February 2001. As a result of the acquisition, deferred revenues of $2.1 million were removed from the balance sheet along with the associated note receivable which was to be collected in installments through 2005. As a result of the gain deferral in 2001 at the time of the sale, no gain or loss will be recognized from this event.

   b) Commitments--On February 22, 2002, we committed to the purchase and installation of approximately $550,000 of point-of-sale systems in 45 Company-owned restaurants.

   c) Standby Letter of Credit--On March 9, 2002, we received a letter of credit for $1.1 million from SouthTrust Bank. This letter of credit will replace a $1.0 million certificate of deposit currently collateralizing projected future workers' compensation claims for the time period 1993-1999 when the Company was self-insured in Florida.

   d) Stock Based Compensation--On February 12, 2002, the Board of Directors approved the grant of 50,000 stock options to Mr. Maggard, the Chairman of the Board. On February 19, 2002, the Compensation Committee of the Board of Directors approved a grant of 25,000 stock options to each of the Company's nine Directors.

   e) Equity Proceeds--Subsequent to December 31, 2001, additional options and warrants were exercised into 261,499 shares of common stock for which the Company received net proceeds of $781,108.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(A) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 2001.

   The following table sets forth the names and ages of our directors and the positions they hold:

   Name                      Age Position
   ----                      --- --------
   Ronald B. Maggard........  52 Chairman of the Board of Directors
   Peter C. O'Hara..........  46 Director and Vice Chairman of the Board
   Daniel J. Dorsch.........  49 President, Chief Executive Officer and Director
   Terry N. Christensen.....  61 Director
   Willie D. Davis..........  67 Director
   David Gotterer...........  73 Director
   William P. Foley, II.....  57 Director
   Clarence V. McKee........  59 Director
   Burt Sugarman............  63 Director

   RONALD B. MAGGARD has served as a director since August 1999, and as Chairman of the Board since September 2001. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, CA, which owns 20 franchised Long John Silver Mr. Maggard is also currently a director of Santa Barbara Restaurant Group.

   PETER C. O'HARA has served as a director since June 1998 and Vice Chairman since September 1999. He has served as president of Capital Management of L.I., N.Y., Inc., a Checkers franchise area developer for Long Island, New York from March 1994 through October 2001.

   DANIEL J. DORSCH has served as the Chief Executive Officer, President and a director since December 1999. Mr. Dorsch is also a multi-unit franchise owner for Papa John's Pizza, earning franchisee of the year in 1998. Since 1994, Mr. Dorsch has also owned and operated franchises with Honda, Kawasaki, Yamaha, Suzuki, & Seadoo.

   TERRY N. CHRISTENSEN has served as a director since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of Giant Group, Ltd. and MGM Mirage. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP performed legal services for us in 1999, 2000 and 2001. Such services have related to litigation, compliance with securities laws and other business matters.

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

   WILLIAM P. FOLEY, II has served as a director since November 1996. Mr. Foley has been Chairman of the Board of Santa Barbara Restaurant Group, Inc. since July 1997. He has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. which, through its subsidiaries, is a title insurance underwriting company, since its formation in 1984. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors of CKE Restaurants, Inc., owner, operator and franchisor of quick-service restaurants, primarily under the Carl's Jr. and Hardee's brand names, and is a director of Micro General Corporation, Miravant Medical Technologies and Fresh Foods, Inc.

   CLARENCE V. MCKEE has served as a director since June 1996. Mr. McKee has been the President and Chief Executive Officer of McKee Communications, Inc., a Tampa, Florida based company engaged in the acquisition and management of communications companies, since October 1992. He is a former chairman of the Florida Association of Broadcasters and former director of Florida Progress Corporation and its subsidiary Florida Power Corporation.

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

   STEVE COHEN (50) has served as our Senior Vice President of Human Resources since December 1997. From May 1995 to December 1997, Mr. Cohen was the Field Human Resources Manager for EZCorp in Austin, Texas.

   DAVID G. KOEHLER (44) has served as our Chief Financial Officer, Vice President of Finance and Treasurer since August 2001. Mr. Koehler is a certified public accountant with over 17 years of experience in Accounting, Investment Banking, Corporate Finance, and Information Technology. Previously he was Vice President of Finance at Pinnacle Towers from 1999 to 2001, and Chief Financial Officer of Fauquier Bank from 1994 to 1999. Additionally, he worked in PricewaterhouseCoopers LLP's and Ernst & Young's consulting practices. He graduated in 1984 with a Bachelor of Science from Old Dominion University with majors in accounting, finance and management information services.

   ADAM NOYES (32) has served as Vice President of Purchasing and Operations since August 2000. He served as Vice President of Purchasing and Quality Assurance from October 1998 to August 2000. Senior Director of Purchasing from May 1998 to September 1998. Director of Purchasing from June 1996 to April 1998. Prior to this, Mr. Noyes served Checkers in the capacity of Restaurant Support Services from April 1991 to May 1996.

   KEITH SIROIS (50) has served as Vice President of Franchise Operations since September 1999. From September 1998 to September 1999, he served as Checkers' Director of Franchise Operations. Mr. Sirois served as a franchise business consultant with Checkers from August 1996 to September 1998. From March 1992 to September 1996, Mr. Sirois served as Vice President of Franchise Operations for Heartwise Express, Inc. in Chicago, Illinois.

   RICHARD TURER (40) has served as Vice President of Marketing since September 1999. From July 1998 to September 1999, Mr. Turer served as Director of Marketing for Checkers and Rally's. From May 1995 to July 1998, he was self-employed and operated Mill House McCabe, a marketing and promotional company, in Sparta, New Jersey.

   BRIAN R. DOSTER (42) has served as Vice President, Corporate Counsel and Secretary since November, 2000. He served previously as Assistant General Counsel and Assistant Secretary of Checkers since April 1999 and September 1999, respectively. From November 1985 to April 1999, he was an attorney for Amoco Corporation in Chicago, Illinois. Mr. Doster is also a Director of Tampa Community Health Centers, Inc., a not for profit provider of health services, since January 2002.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT--Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the commission on or before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The following table sets forth certain information as of February 25, 2002, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and,
(c) all officers and directors as a group. We had 10,933,069 shares outstanding as of February 25, 2002.

                                                    Number of
                                                      Shares      Percentage
                                                   Beneficially   of Shares
Name and Address of Beneficial Owner(1)(2)(3)        Owned(1)   Outstanding(4)
---------------------------------------------      ------------ --------------
CKE Restaurants, Inc.(5)..........................  1,158,893         9.3%
3916 State Street, Suite 300, Santa Barbara, CA
93105
Giant Group, LTD(6)...............................    994,699         8.0%
9440 Santa Monica Blvd, #407, Beverly Hills, CA
90210
Calm Waters Partnership...........................    988,500         7.9%
100 Heritage Reserve, Menomonee Falls, WI 53051
FMR Corp. ........................................    944,700         7.6%
82 Devonshire Street, Boston, MA 02109
FleetBoston Financial Corporation.................    714,100         5.7%
100 Federal Street, Boston, MA 02110
Burt Sugarman(7)..................................    325,606         2.6%
Daniel J. Dorsch(8)...............................    287,409         2.3%
Peter C. O'Hara(9)................................    273,751         2.2%
William P. Foley, II(10)..........................    200,040         1.6%
Ronald B. Maggard(11).............................    160,999         1.3%
Terry N. Christensen(12)..........................    148,497         1.2%
Willie Davis(13)..................................    147,256         1.2%
David Gotterer(14)................................    142,281         1.1%
Clarence V. McKee(15).............................     77,518           *
Steven Cohen(16)..................................     27,378           *
Adam Noyes(17)....................................      9,454           *
Keith Sirois(18)..................................      6,263           *
Richard Turer(19).................................      5,000           *
All officers and directors as a group (15
 persons)(20).....................................  1,813,118        14.6%

--------
  *  Represents less than 1% of our outstanding common stock.
(1) Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 25, 2002, upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 25, 2002 have been exercised.
(3) Unless otherwise indicated, the address of each stockholder listed is 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.
(4) Percentage calculation assumes owners' derivative securities exercisable within 60 days from February 25, 2002 have been exercised.
(5) Includes 612,536 shares issuable upon the exercise of presently exercisable warrants.
(6) Includes 237,416 shares issuable upon the exercise of presently exercisable warrants held by KCC Delaware, a wholly-owned subsidiary of Giant Group, LTD.

 (7) Includes 322,274 shares subject to options and warrants. Excludes 994,699 shares and warrants held to purchase shares held by Giant Group, Ltd., as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of Giant Group Ltd.
 (8) Includes 75,000 shares issuable upon the exercise of presently exercisable stock options.
 (9) Includes 256,668 shares issuable upon the exercise of presently exercisable stock options.
(10) Includes 166,649 shares subject to options and warrants. Excludes the 1,158,893 shares and warrants to purchase shares held by CKE Restaurants, Inc. as to which Mr. Foley disclaims beneficial interest. Mr. Foley is Chairman of the Board of CKE Restaurants, Inc. Also excludes 175,689 warrants held by Fidelity National Financial, Inc., as to which Mr. Foley disclaims beneficial ownership. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc.
(11) Includes 128,344 shares issuable upon the exercise of presently exercisable stock options.
(12) Includes 143,990 shares issuable upon the exercise of presently exercisable stock options.
(13) Includes 147,256 shares issuable upon the exercise of presently exercisable stock options.
(14) Includes 142,281 shares issuable upon the exercise of presently exercisable stock options.
(15) Includes 73,335 shares issuable upon the exercise of presently exercisable stock options.
(16) Includes 26,637 shares issuable upon the exercise of presently exercisable stock options.
(17) Includes 9,088 shares issuable upon the exercise of presenting exercisable stock options.
(18) Includes 5,833 shares issuable upon the exercise of presenting exercisable stock options.
(19) Includes 5,000 shares issuable upon the exercise of presenting exercisable stock options.
(20) Includes an aggregate of 1,504,022 shares issuable upon the exercise of presently exercisable stock options and warrants held by officers and directors of the company.

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

   Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP, a law firm in which Mr. Christensen is a named partner, performed legal services for the Company during 2001, 2000 and 1999 amounting to $45,000, $457,000 and $803,000, respectively. Such services have related to the defense of certain litigation, compliance with securities laws and other business matters.

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

   On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's Jr. format. Including closures from prior periods, there were 23 remaining restaurants as of July 3, 2001 operating under the agreement when we repossessed all but the two operating as Carl's Jr. in accordance with the terms of the original operating agreement. The original agreement was cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE was responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as, the operating expenses of all the restaurants. The Company had retained ownership of all the restaurants, two of which were Carl's Jrs. and was entitled to receive a percentage of gross revenues generated by each restaurant.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.0 The following financial statements of the Registrant are included in Part II, Item 8:

            Index to Consolidated Financial Statements:
            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 2001 and January 1,
            2001.
            Consolidated Statements of Operations and Comprehensive Income for each of the three years in the three-year period ended December 31, 2001.
            Consolidated Statements of Shareholders' Equity for each of the three years in the three-year period ended December 31, 2001.
            Consolidated Statements of Cash Flow for each of the three years in the three-year period ended December 31, 2001.
            Notes to Consolidated Financial Statements

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

         3.7 Certificate of Incorporation of Checkers of Puerto Rico, Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000.

         3.8 Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

         3.9 Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000.

         3.10 Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000.

         3.11 By-Laws, Certificate of Incorporation and Articles of
              Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001, as filed with the Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended March 26, 2001.

       **3.12 Certificate of Merger of Rally's Management, Inc., a wholly-owned subsidiary of the Registrant, dated December 28, 2001.

         4.1  Form of Warrant Agreement dated August 9, 1999 between Checkers
              Drive-In Restaurants, Inc. and American Stock Transfer and Trust
              Company, Inc., as a Warrant Agent including form of Warrant
              Certificate, as filed with the Commission as Exhibit 4.3 to the Registrant's Form 10-K for the year ended January 3, 2000.

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

        4.5 Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

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

       10.13 Asset Purchase Agreement between the Registrant and Altes, LLC, dated April 24, 2000.

       10.14 Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000.

         10.15 Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000.

         10.16 Employment Agreement, dated November 20, 2000, between the
               Registrant and Daniel J. Dorsch.

         10.17 2001 Stock Option Plan of the Company, as filed with the Commission as Appendix B to the Company's Proxy dated August 6,
               2001, is incorporated herein by reference.

         21    Subsidiaries of the Company:
               (a) Rally's of Ohio, Inc., an Ohio corporation.
               (b) Rally's Management, Inc., a Kentucky corporation (merged with Checkers Drive-In Restaurants, Inc., effective December
                 28, 2001).

               (c) CheckerCo, Inc., a Florida corporation.

               (d) Checkers of Puerto Rico, Inc., a Puerto Rican corporation.

       **23.1  Consent of KPMG LLP.
--------
**Filed herewith

   (d)         Financial Statement Schedules:

               Described in Item 14 (a) (2) of this Form 10-K

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 20, 2002.

                                          Checkers Drive-In Restaurants, Inc.

                                                   /s/ Daniel J. Dorsch
                                          By: _________________________________
                                                     Daniel J. Dorsch
                                               President and Chief Executive
                                                          Officer

   Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 20, 2002.

                 Signature                                     Title
                 ---------                                     -----

          /s/ Ronald B. Maggard             Director and Chairman of the Board
___________________________________________
             Ronald B. Maggard

           /s/ Peter C. O'Hara              Director, Vice Chairman of the Board
___________________________________________
              Peter C. O'Hara

          /s/ Daniel J. Dorsch              President, Chief Executive Officer and
___________________________________________  Director (Principal Executive Officer)
             Daniel J. Dorsch

          /s/ David G. Koehler              Treasurer and Chief Financial Officer
___________________________________________  (Principal Financial and Accounting
             David G. Koehler                Officer)

        /s/ Terry N. Christensen            Director
___________________________________________
           Terry N. Christensen

          /s/ Clarence V. McKee             Director
___________________________________________
             Clarence V. McKee

            /s/ Burt Sugarman               Director
___________________________________________
               Burt Sugarman

        /s/ William P. Foley, II            Director
___________________________________________
           William P. Foley, II

           /s/ Willie D. Davis              Director
___________________________________________
              Willie D. Davis

           /s/ David Gotterer               Director
___________________________________________
              David Gotterer