Form 10-Q
period 2002-03-25
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2002-04-24
CIK 879554

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 25, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______to

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    The Registrant had 11,176,310 shares of Common Stock, par value $.001 per share, outstanding as of March 25, 2002.

                               TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                                                   PAGE
Item 1            Financial Statements

                     Consolidated Balance Sheets
                         March 25, 2002 and December 31, 2001............................................................  3

                     Consolidated Statements of Income and Comprehensive Income
                         Quarters ended March 25, 2002 and March 26, 2001................................................  4

                     Consolidated Statements of Cash Flows
                         Quarters ended March 25, 2002 and March 26, 2001  ..............................................  5


                     Notes to Consolidated Financial Statements..........................................................  6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................................. 10

Item 3            Quantitative and Qualitative Disclosures About Market Risk............................................. 14

PART II           OTHER INFORMATION

Item 1            Legal Proceedings...................................................................................... 14

Item 2            Changes in Securities and Use of Proceeds.............................................................. 16

Item 3            Defaults Upon Senior Securities........................................................................ 16

Item 4            Submission of Matters to a Vote of Security Holders ................................................... 16

Item 5            Other Information...................................................................................... 16

Item 6            Exhibits and Reports on Form 8-K....................................................................... 16

ITEM 1.       FINANCIAL STATEMENTS

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                                            March 25,          December 31,
                                                                                              2002                 2001
                                                                                        -----------------    ---------------
Current Assets:
Cash and cash equivalents                                                               $          11,618    $         7,159
Restricted cash                                                                                     3,582              3,482
Accounts, notes and leases receivable, net                                                          2,482              3,420
Inventory                                                                                           1,036              1,122
Prepaid expenses and other current assets                                                           1,249              2,337
Property and equipment held for sale                                                                3,118              3,230
                                                                                        -----------------    ---------------
    Total current assets                                                                           23,085             20,750

Property and equipment, net                                                                        48,630             49,136
Notes receivable, net - less current portion                                                        2,912              3,527
Lease receivable, net - less current portion                                                        6,206              6,669
Intangible assets, net                                                                             45,104             45,189
Other assets, net                                                                                   1,826              1,989
                                                                                        -----------------    ---------------
                                                                                        $         127,763    $       127,260
                                                                                        =================    ===============
Current Liabilities:
Current maturities of long-term debt and obligations under capital leases               $           4,770    $         4,743
Accounts payable                                                                                    5,541              6,645
Reserves for restaurant relocations and abandoned sites                                             1,820              1,879
Accrued wages and benefits                                                                          2,302              2,271
Accrued liabilities                                                                                 7,146              7,686
                                                                                        -----------------    ---------------
    Total current liabilities                                                                      21,579             23,224

Long-term debt, less current maturities                                                            24,421             25,192
Obligations under capital leases, less current maturities                                           6,716              6,981
Long-term reserves for restaurant relocations and abandoned sites                                   2,547              2,549
Minority interests in joint ventures                                                                  339                312
Deferred revenue                                                                                    5,110              5,440
Other long-term liabilities                                                                         4,022              3,938
                                                                                        -----------------    ---------------
    Total liabilities                                                                              64,734             67,636

Stockholders' Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none
    issued at March 25, 2002 and December 31, 2001                                                      -                  -
Common stock, $.001 par value, authorized 175,000,000 shares, issued
    11,176,310 at March 25, 2002 and 10,914,727 at December 31, 2001                                   11                 11
Additional paid-in capital                                                                        143,809            143,004
Accumulated deficit                                                                               (80,259)           (82,891)
                                                                                        -----------------    ---------------
                                                                                                   63,561             60,124
Less:  Treasury stock, 48,242 at March 25, 2002
          and December 31, 2001, at cost                                                             (465)              (400)
       Note receivable - officer                                                                      (67)              (100)
                                                                                        -----------------    ---------------
    Total stockholders' equity                                                                     63,029             59,624
                                                                                        -----------------    ---------------
                                                                                        $         127,763    $       127,260
                                                                                        =================    ===============

See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (Dollars in thousands except per share amounts)
                                   (UNAUDITED)

                                                                            Quarter Ended
                                                                       -------------------------
                                                                        March 25,   March 26,
                                                                          2002         2001
                                                                       -------------------------
REVENUES:
Restaurant sales                                                          $ 37,093     $ 31,683
Franchise royalty revenue                                                    3,322        3,438
Franchise fees and other income                                                  4          174
                                                                       -------------------------
   Total revenues                                                         $ 40,419     $ 35,295
                                                                       -------------------------

COSTS AND EXPENSES:
Restaurant food and paper costs                                             11,247       10,219
Restaurant labor costs                                                      11,787       10,423
Restaurant occupancy expenses                                                2,608        2,510
Restaurant depreciation and amortization                                     1,292          970
Other restaurant operating expenses                                          4,666        4,024
General and administrative expenses                                          3,012        2,831
Advertising                                                                  2,126        1,847
Bad debt expense                                                               100          179
Non-cash compensation                                                           23           23
Other depreciation and amortization                                            152          793
Restaurant closure expense                                                     375           18
Gain on sale of assets                                                         (77)        (364)
                                                                       -------------------------
  Total costs & expenses                                                    37,311       33,473
                                                                       -------------------------
  Operating income                                                           3,108        1,822
OTHER INCOME (EXPENSE):
Interest income                                                                397          449
Interest expense                                                              (814)      (1,377)
                                                                       -------------------------
  Income before minority interests and income tax expense                    2,691          894
Minority interests in operations of joint ventures                             (27)         (14)
                                                                       -------------------------
  Income before income tax expense                                           2,664          880
Income tax expense                                                               -           37
                                                                       -------------------------
  Net income                                                              $  2,664     $    843
                                                                       =========================
  Comprehensive income                                                    $  2,664     $    843
                                                                       =========================

Basic net earnings per share                                              $   0.24     $   0.09
                                                                       =========================

Diluted net earnings per share                                            $   0.21     $   0.07
                                                                       =========================

Weighted average number of common shares outstanding:
    Basic                                                                   10,960        9,744
    Diluted                                                                 12,854       11,381

See accompanying notes to consolidated financial statements.

                       CHECKERS DRIVE-IN RESTAURANTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                                      Quarter Ended
                                                                                             ---------------------------------
                                                                                               March 25,         March 26,
                                                                                                  2002             2001
                                                                                             ---------------  ----------------
Cash flows from operating activities:
  Net income                                                                                      $   2,664          $    843
  Adjustments to reconcile net earnings to net cash
      provided by operating activies:
    Depreciation and amortization                                                                     1,444             1,763
    Amortization of deferred loan costs                                                                  52               131
    Provisions for bad debt                                                                             100               179
    Non-cash compensation                                                                                23                23
    Gain on sale of assets                                                                              (77)             (364)
    Minority interest in operations of joint ventures                                                    27                14
  Change in assets and liabilities:
    Decrease in receivables                                                                           1,241               988
    Decrease (increase) in inventory                                                                    152               (23)
    Decrease in prepaid expenses and other current assets                                             1,088             1,302
    Decrease in other assets                                                                            111                 -
    Decrease in accounts payable                                                                     (1,104)           (2,042)
    Decrease in accrued liabilities                                                                    (595)           (1,417)
                                                                                             ---------------  ----------------
        Net cash provided by operating activities                                                     5,126             1,397
                                                                                             ---------------  ----------------
Cash flows from investing activities:
  Capital expenditures                                                                               (1,119)             (922)
  Acquisition of restaurants, net of cash acquired                                                      (66)             (230)
  Proceeds from sale of property & equipment                                                          1,021               139
                                                                                             ---------------  ----------------
        Net cash used in investing activities                                                          (164)           (1,013)
                                                                                             ---------------  ----------------
Cash flows from financing activities:
  Principal payments on long-term debt and capital lease obligations                                 (1,009)             (732)
  (Increase) decrease in restricted cash                                                               (100)              320
  Proceeds from exercise of stock options and warrants                                                  782               245
  Proceeds from issuance of long-term debt                                                                -               580
  Repayment of note receivable - officer                                                                 33                 -
  Purchase of treasury stock                                                                           (209)                -
  Deferred loan costs incurred                                                                            -               (59)
  Distributions to minority interests                                                                     -               (30)
                                                                                             ---------------  ----------------
         Net cash (used in) provided by financing activities                                           (503)              324
                                                                                             ---------------  ----------------
         Net increase in cash                                                                         4,459               708
Cash at beginning of period                                                                           7,159               923
                                                                                             ---------------  ----------------
Cash at end of period                                                                             $  11,618          $  1,631
                                                                                             ===============  ================
Supplemental disclosures of cash flow information
    Interest paid                                                                                 $     745          $  1,090
                                                                                             ===============  ================
    Issuance of capital lease obligation for equipment                                            $       -          $  1,610
                                                                                             ===============  ================
    Note receivable accepted for market sale                                                      $       -          $  2,100
                                                                                             ===============  ================
    Issuance of treasury stock                                                                    $     110          $      -
                                                                                             ===============  ================

See accompanying notes to consolidated financial statements.

                      CHECKERS DRIVE-IN RESTAURANTS, INC.
                               AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:   Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, and its joint ventures, collectively referred to as "the Company". The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

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

     The operating results for the quarter ended March 25, 2002, are not necessarily an indication of the results that may be expected for the fiscal year ending December 30, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's December 31, 2001 consolidated financial statements.

(b) Purpose and Organization - Our principal business is the operation and franchising of Checkers(R) and Rally's Hamburgers(R) (Rally's) restaurants. At March 25, 2002, there were 386 Rally's restaurants operating in 17 different states and there were 409 Checkers restaurants operating in 21 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 795 total restaurants, 255 are owned by us and 540 are owned by franchisees. Three of the Company-owned restaurants are owned by joint venture partnerships in which we have a 50%, 51% and 75% ownership interest.

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

(d) Reclassifications - Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2:   Liquidity and Capital Resources

     The restaurant industry, in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

     We have positive working capital of $1.5 million at March 25, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity is primarily due to operating profits for the quarter of $2.7 million and additional capital contributions of $0.8 million from the exercise of options and warrants into 261,583 shares of common stock.

     The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the quarter ended March 25, 2002.

     Although there can be no assurance, we believe that our existing cash at March 25, 2002, the cash provided from operations, and the available $2.8 million line of credit will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Note 3:        Lease Receivables

     As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of March 25, 2002 was approximately $6.7 million. As of March 31, 2002, we have deferred gains of $4.8 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $4.3 million, respectively.

     We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors.

Note 4:        Intangible Assets

     We assess the impairment of long-lived, identifiable intangible assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     . significant underperformance relative to expected historical or projected future operating results;
     .    significant negative industry or economic trends;
     .    significant decline in our stock price for a sustained period; and
     .    our market capitalization relative to net book value.

     We account for long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which we adopted on January 1, 2002. SFAS 144 requires the write-down of certain intangibles and tangible property associated with under-performing sites. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. We did not recognize any impairments during the quarter ended March 25, 2002.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result, we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $549,000 of amortization on these amounts during the quarter ended March 26, 2001 and would have recorded approximately $549,000 of amortization during the quarter ended March 25, 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values as of the balance sheet date.

Intangible assets consist of the following:

                             March 25,    Dec. 31,
                                2002        2001
                             ---------    --------

Goodwill                      $ 24,252    $ 24,252
Tradename                       17,548      17,548
Amortizable intangible assets    3,304       3,389
                              --------    --------
   Intangible assets, net     $ 45,104    $ 45,189
                              ========    ========

                                                March 25, 2002                   December 31, 2001
                                       --------------------------------   ------------------------------
                                        Gross        Accum                  Gross      Accum                Estimated
                                        Amount       Amort       Net       Amount      Amort      Net         Lives
                                       --------    ---------   --------   --------   --------   --------  -------------
Reacquired franchise rights            $  1,359    $    (396)  $    963   $  1,359   $   (358)   $ 1,001   1-11 years
Other intangibles                         4,191       (1,850)     2,341      4,191     (1,803)     2,388  10-25 years
                                       --------    ---------   --------   --------   --------   --------
   Amortizable intangible assets       $  5,550    $  (2,246)  $  3,304   $  5,550   $ (2,161)   $ 3,389
                                       ========    =========   ========   ========   ========   ========


Note 5:      Revolving Line of Credit

     The Company has a revolving loan facility with Textron Financial Corporation that permits the Company to borrow up to 50% of collateral pledged. The credit facility is available through June 15, 2002 with an interest rate equal to LIBOR plus 4.5% (6.37% at March 25, 2002). Total collateral pledged as of March 25, 2002 was approximately $5.7 million, consisting primarily of property and equipment. There were no borrowings under the loan facility as of March 25, 2002.

Note 6:      Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

                                                                                                       March 25,       December 31,
                                                                                                         2002              2001
                                                                                                   ---------------   ---------------
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7%
   (5.57% at March 25, 2002) secured by property and equipment.                                     $       10,649   $       10,817

Mortgages payable to FFCA Acquisition Corporation secured by thirty- three
   Company-owned restaurants, payable in 240 aggregate monthly
   installments of $133,295, maturing January 1, 2019, including interest at 9.5%.                          13,414           13,494

Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712, maturing
   December 1, 2003, including interest at 14%. The balance was completely repaid                            2,848            3,085
   on April 15, 2002.

Obligations under capital leases, maturing at various dates through December
   1, 2019, secured by property and equipment, bearing interest ranging from
   7.3% to 10%. The leases are payable in monthly principal and interest installments
   averaging $86,000.                                                                                        3,265            3,445

Obligations under capital leases, maturing at various dates through January
   1, 2016, secured by property and equipment, bearing interest ranging from
   10.3% to 16.3%. The leases are payable in monthly principal and interest installments
   averaging $182,000.                                                                                       4,775            5,013

Notes payable to former Rally's franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and
   interest installments of $8,416 and $15,420.                                                                473              534

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest ranging from 0%
   to 7.70%. The notes are payable in monthly principal and interest installments
   ranging from $452 to $18,095.                                                                               483              528
                                                                                                   ---------------   --------------

Total long-term debt and obligations under capital leases                                                   35,907           36,916

Less current installments                                                                                   (4,770)          (4,743)
                                                                                                   ---------------   --------------
Long-term debt, less current maturities                                                            $        31,137   $       32,173
                                                                                                   ===============   ==============


Although we continue to be obligated, approximately $6.7 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).


Note 7:      Treasury Stock

     On February 19, 2002, the Company issued 17,350 shares of common stock previously held as treasury stock to Mr. Dorsch, as compensation, in accordance with his employment agreement. In addition, the Company repurchased an additional 17,350 shares of common stock to be held as treasury stock on March 20, 2002 for $208,755.

Note 8:      Acquisitions

     On January 26, 2002, we reacquired the Checkers' restaurants in Philadelphia which were previously sold to a franchisee in February 2001. As a result of the acquisition, deferred revenues of $2.1 million were removed from the balance sheet along with the associated note receivable as of December 31, 2001, which was to be collected in installments through 2005. As a result of the gain deferral in 2001 at the time of the sale, no gain or loss was recognized from this transaction.

     On March 24, 2002, we reacquired eight Rally's restaurants located in Detroit from RJR Receiver, LLC. We paid a total of approximately $131,000 for the restaurants.

Note 9:      Accounting Charges and Loss Provisions

     At the end of fiscal 2001, we had reserves of $4.4 million relating to restaurant relocations and abandoned sites. These reserves represent management's estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the quarter ended March 25, 2002, the Company made lease and other payments of $434,000, relating to restaurant relocations and abandoned sites. Additional reserves of $375,000 were recognized during the quarter ended March 25, 2002.


Note 10:     Income Taxes

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

     A valuation allowance has been provided for 100 percent of the deferred tax assets since management cannot determine that it is more likely than not that the deferred tax assets will be realized. Management will continue to review the likelihood of the future realization of the deferred tax assets, and the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense when realization is more likely than not to occur.

Note 11:     Subsequent Events

a) Acquired Restaurant - On March 26, 2002, we bought the minority interest in our 50% owned joint venture located in Marietta, Georgia for $40,000 cash and assumed all liabilities.

b) Commitments - On March 29, 2002, we signed a lease agreement for the purchase and installation of $552,000 of point-of-sale systems in 45 Company-owned restaurants.

c) Equity Proceeds - Subsequent to March 25, 2002, additional options and warrants were exercised into 826,851 shares of common stock for which the Company received net proceeds of $1.05 million.

d) Stock-based Compensation - On April 8, 2002, the Board of Directors granted 652,250 stock options to certain employees of the Company in accordance with the 2001 stock option plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Checkers Drive-In Restaurants, Inc. ("Checkers"), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company") is in the business of operating and franchising Checkers Restaurants and Rally's restaurants. We are the single largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two similar quick-service restaurant chains, Checkers and Rally's Hamburgers (Rally's), which were merged in August 1999. Both companies were founded on a simple premise - serve the highest quality food, made fresh-to-order, served quickly and at a fair price.

     The Company has developed and owns a comprehensive system for developing and operating double drive-thru restaurants, which includes trademarks, building designs and layouts, equipment, ingredients, recipes and specifications for authorized food products, methods of inventory control and certain operational and business standards.

     At March 25, 2002, there were 795 restaurant locations, consisting of 255 Company-owned restaurants and 540 franchisee-owned restaurants. Of the 795 locations, 386 are Rally's restaurants operating in 17 different states and 409 are Checkers restaurants operating in 21 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Three of the owned restaurants are owned by joint venture partnerships in which we have a 50%, 51% and 75% ownership interest. Checkers was founded in 1986 and Rally's was founded in 1985.

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

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-Q under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II, Item 1. Legal Proceedings" and elsewhere in this Form 10-Q constitute "forward-looking statements" which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as "believes", "expects", "anticipates" or similar expressions, we are making forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

     We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers' compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-Q.

                      Restaurants Operating in the System
                            For the Quarters Ended

                             June 19,   Sept. 11,    Jan. 1,    March 26,     June 18,    Sept. 10,    Dec. 31,    March 25,
                               2000        2000       2001        2001          2001        2001         2001         2002
                            ----------- ----------- ---------- ------------  ----------- ------------ ----------- -------------
Company-operated:
   Beginning of quarter            367         287        224          195          207          207         236           235
   Openings/transfers in             -           1          -           29            -           29           1            23
   Closings/transfers out          (80)        (64)       (29)         (17)           -            -          (2)           (3)
                            ----------  ----------  ---------  -----------   ----------  -----------  ----------  ------------
   End of quarter                  287         224        195          207          207          236         235           255
                            ----------  ----------  ---------  -----------   ----------  -----------  ----------  ------------
Franchise:
   Beginning of quarter            537         601        649          659          638          640         606           586
   Openings/transfers in            81          65         42           17            5            1           5             -
   Closings/transfers out          (17)        (17)       (32)         (38)          (3)         (35)        (25)          (46)
                            ----------  ----------  ---------  -----------   ----------  -----------  ----------  ------------
   End of quarter                  601         649        659          638          640          606         586           540
                            ----------  ----------  ---------  -----------   ----------  -----------  ----------  ------------

                                   888         873        854          845          847          842         821           795
                            ==========  ==========  =========  ===========   ==========  ===========  ==========  ============

                             RESULTS OF OPERATIONS
                             ---------------------

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income and operating data for the periods indicated:

                                                                              Quarter Ended
                                                                       ----------------------------
                                                                       March 25,       March 26,
                                                                          2002            2001
                                                                       ------------   -------------
REVENUES:
Restaurant sales                                                             91.8%           89.8%
Franchise royalty revenue                                                     8.2%            9.7%
Franchise fees and other income                                               0.0%            0.5%
                                                                       ----------     -----------
   Total revenues                                                           100.0%          100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)                                          30.3%           32.3%
Restaurant labor costs (1)                                                   31.8%           32.9%
Restaurant occupancy expenses (1)                                             7.0%            7.9%
Restaurant depreciation and amortization (1)                                  3.5%            3.1%
Other restaurant operating expenses (1)                                      12.6%           12.7%
General and administrative expenses                                           7.5%            8.0%
Advertising (1)                                                               5.7%            5.8%
Bad debt expense                                                              0.2%            0.5%
Non-cash compensation                                                         0.0%            0.0%
Other depreciation and amortization                                           0.4%            2.2%
Restaurant closure expense                                                    0.9%            0.0%
Gain on sale of assets                                                       (0.2%)          (1.0%)
                                                                       ----------     -----------
  Total costs & expenses                                                     92.3%           94.8%
                                                                       ----------     -----------
  Operating income                                                            7.7%            5.2%

OTHER INCOME (EXPENSE):
Interest income                                                               1.0%            1.2%
Interest expense                                                             (2.0%)          (3.9%)
                                                                       ----------     -----------
Income before minority interests and income tax expense                       6.7%            2.5%
Minority interests in operations of joint ventures                           (0.1%)          (0.0%)
                                                                       ----------     -----------
Income before income tax expense                                              6.6%            2.5%
Income tax expense                                                            0.0%            0.1%
                                                                       ----------     -----------
Net income                                                                    6.6%            2.4%
                                                                       ==========     ===========

(1) As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended March 25, 2002 and Quarter Ended March 26, 2001

     Revenues. Total revenues were $40.4 million for the quarter ended March 25,
     --------
2002, compared to $35.3 million for the quarter ended March 26, 2001. Company-owned restaurant sales increased by $5.4 million for the quarter ended March 25, 2002 to $37.1 million, as compared to $31.7 million for the quarter ended March 26, 2001 due to the increased number of Company-owned stores. California, Arizona, Macon and Philadelphia accounted for $5.5 million in additional sales for the first quarter of 2002.

     Sales at comparable restaurants, which include only the units that were in operation during the entire quarters being compared increased 0.2% for the quarter ended March 25, 2002 as compared with the quarter ended March 26, 2001.

     Royalty income decreased by $116,000 as compared to the first quarter one year ago due to the decreased number of franchise locations. There was an average of 648 franchise locations during the first quarter of 2001 as compared to 563 during the first quarter of 2002.

     Franchise fees decreased for the quarter ended March 25, 2002 as compared to the quarter ended March 26, 2001 due to the recognition of income from CKE Restaurants, Inc. of approximately $150,000 in the first quarter of 2001 prior to repossessing the 21 stores on July 3, 2001.

     Costs and expenses. Restaurant food and paper costs totaled $11.2 million
     ------------------
or 30.3% of restaurant sales for the quarter ended March 25, 2002, compared to $10.2 million or 32.3% of restaurant sales for the quarter ended March 26, 2001. The decrease in food and paper costs as a percentage of restaurant sales is due to beef costs beginning to soften during the fourth quarter of 2001 and into the current quarter, while they were near their high point during the first quarter of 2001. In addition, gross margin for the current promotion was more favorable to the Company compared to the promotion that ran during the first quarter in the prior year.

     Restaurant labor costs, which include restaurant employees' salaries, wages, benefits and related taxes, totaled $11.8 million or 31.8% of restaurant sales for the quarter ended March 25, 2002, compared to $10.4 million or 32.9% of restaurant sales for the quarter ended March 26, 2001. The decrease in restaurant labor costs as compared to last year was due to operations planning put in place by management. During 2001, emphasis was put on staffing the stores so service time would decrease and customer satisfaction would increase. Focus was shifted to labor efficiencies toward the end of 2001.

     Restaurant occupancy expenses, which include rent, property taxes, licenses and insurance, totaled $2.6 million or 7.0% of restaurant sales for the quarter ended March 25, 2002 compared to $2.5 million or 7.9% of restaurant sales for the quarter ended March 26, 2001. While restaurant occupancy expense remained relatively constant, it decreased 0.9% as a percentage of restaurant sales. The decrease is due to decreases in several of these expenses as compared to the prior year. In addition, six of the operating restaurants, which were reacquired subsequent to March 26, 2001, are located on land owned by the Company, resulting in additional sales without corresponding rent expense, thereby decreasing occupancy as a percentage of sales.

     Restaurant depreciation and amortization totaled $1.3 or 3.5% of restaurant sales for the quarter ended March 25, 2002, compared to $1.0 million or 3.1% for the quarter ended March 26, 2001. The increase is the result of management's plan to continue to operate 45 Company-owned restaurants and their classification for accounting purposes. Restaurants that were originally forecasted to be sold as part of the 1999 restructuring plan were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recognizing depreciation on these assets at the beginning of the quarter ended March 25, 2002.

     Other restaurant operating expenses include all other restaurant level operating expenses, and specifically include utilities, maintenance and other costs. These expenses totaled $4.7 million, or 12.6% of restaurant sales for the quarter ended March 25, 2002 compared to $4.0 million, or 12.7% of restaurant sales for the quarter ended March 26, 2001. These costs, as a percentage of sales, have remained consistent for the two quarters. The increase in dollars spent is due to the increase in Company-owned restaurants.

     General and administrative expenses were $3.0 million, or 7.5% of total revenues for the quarter ended March 25, 2002 compared to $2.8 million, or 8.0% of total revenues for the quarter ended March 26, 2001. These costs have decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

     Advertising expense was $2.1 million, or 5.7% of restaurant sales for the quarter ended March 25, 2002 compared to $1.8 million, or 5.8% of restaurant sales for the quarter ended March 26, 2001. The costs have remained relatively consistent between the two quarters.

     Bad debt expense remained relatively consistent at $0.1 million, or 0.2% of total revenues for the quarter ended March 25, 2002 compared to $0.2 million, or 0.5% of total revenues for the quarter ended March 26, 2001.

     Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended March 25, 2002 and the quarter ended March 26, 2001 was $23,000 for those options granted with a vesting period through 2003.

     Other depreciation and amortization decreased by $641,000 to $152,000. The decrease is due to the application of FAS 142 for intangible assets. The goodwill and tradename carried on the books of the company are no longer amortized. Quarterly amortization for goodwill and the tradename amounted to approximately $549,000 for the quarter ended March 26, 2001.

     Interest expense. Interest expense decreased to $814,000, or 2.0% of total
     ----------------
revenues for the quarter ended March 25, 2002 from $1.4 million, or 3.9% of total revenues for the quarter ended March 26, 2001. The decrease in interest expense is due primarily to the decrease in debt by approximately $5 million since January 2, 2001. In addition, 30% interest rate debt was partially paid off and refinanced with 14% debt in June 2001.

     Income tax expense. The Company recorded no income tax expense for the
     ------------------
quarter ended March 25, 2002. Available federal and state net operating losses will reduce taxable income to zero based upon operations during the quarter ended March 25, 2002. The income tax expense recorded during the quarter ended March 26, 2001 was for estimated federal alternative minimum tax prior to the Jobs Creation and Workers' Assistance Act of 2002.

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

     We have positive working capital of $1.5 million at March 25, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity is primarily due to operating profits for the quarter of $2.7 million, and additional capital contributions of $0.8 million from the exercise of options and warrants into 261,583 shares of common stock.

     The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the quarter ended March 25, 2002.

     Cash and cash equivalents have increased approximately $4.5 million to $11.6 million since the fiscal year ended December 31, 2001. Cash flow from operating activities was $5.1 million compared to $1.4 million during the same period last year. Current year cash flows are largely attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, partially offset by a net decrease in the balances of accounts payable and accrued liabilities.

     Cash flow used for investing activities was $0.2 million related primarily to capital expenditures at existing restaurants and the acquisition of 23 restaurants from former franchisees. The capital expenditures related primarily to restaurant level renovation.

     Cash used by financing activities was $0.5 million. We received $0.8 million from the issuance of common stock from the exercise of stock options and warrants during the quarter ended March 25, 2002. The Company paid $1.0 million for monthly principal payments on long-term debt and also purchased treasury stock for $0.2 million.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and foreign exchange rate fluctuations
----------------------------------------------------

          Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities bear interest ranging from 5.6% to 16.3%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk
--------------------

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Jonathan Mittman et al. v. Rally's Hamburgers, Inc., et al. In January and
     ----------------------------------------------------------
February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and Giant Group, Ltd. and certain of Rally's former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally's Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally's in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company's financial condition and results of operations.

     Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court
     ---------------------------------------
complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of "good faith and fair dealings" in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida's Franchise Act. The parties reached a tentative settlement on January 11, 2001. The settlement has not yet been consummated, and we intend to defend vigorously unless formal settlement is completed with terms similar to those reached in the tentative settlement on January 11, 2001.

     Checkers Drive-In Restaurants, Inc. v. Tampa Checkmate Food Services,
     ---------------------------------------------------------------------
Inc., et al. On August 10, 1995, a state court counterclaim and third party
-----------
complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, entitled Tampa Checkmate Food Services, Inc., Checkmate Food Services, Inc. and Robert H. Gagne v. Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, James F. White, Jr., Jared D. Brown, Robert G. Brown and George W. Cook.

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

     On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate to enter summary judgment as to the Company's affirmative defenses of setoff and recoupment, the legal significance of which is unclear, and reciprocal motions for attorney fees remain pending in the state court. The Company has appealed the before-described summary judgment to the Second District Court of Appeal and that appeal remains pending. The two judgments, as modified by the Second District Court of Appeal, have been satisfied by making payment to Tampa Checkmate's Chapter 7 Bankruptcy Trustee, but the Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company's right of setoff arising from Tampa Checkmate's liability to the Company under the promissory note described above.

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

     The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company's claim of setoff. The Bankruptcy Court denied the Company's motion and directed that the amounts owed under the promissory note be determined in the state court proceedings.

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

          None.

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


                                    Checkers Drive-In Restaurants, Inc.
                                    -----------------------------------
                                                (Registrant)


Date: April 24, 2002                 By: /s/ David G. Koehler
                                         --------------------
                                         Treasurer and Chief Financial Officer