Form 10-Q
period 2002-06-17
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2002-07-23
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (813) 283-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The Registrant had 12,172,427 shares of Common Stock, par value $.001 per share, outstanding as of June 17, 2002.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets June 17, 2002 and December 31, 2001	3

	Consolidated Statements of Income and Comprehensive Income Quarters ended June 17, 2002 and June 18, 2001 And Two Quarters ended June 17, 2002 and June 18, 2001	4

	Consolidated Statements of Cash Flows Two Quarters ended June 17, 2002 and June 18, 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

PART II	OTHER INFORMATION

Item 1	Legal proceedings	15

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

Item 1.     Financial Statements

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 17, 2002	December 31, 2001
	(Dollars in thousands)
Current Assets:
Cash and cash equivalents	$12,482	$7,159
Restricted cash	3,818	3,482
Accounts, notes and leases receivable, net	2,925	3,420
Inventory	1,052	1,122
Prepaid expenses and other current assets	1,199	2,337
Property and equipment held for sale	2,686	3,230

Total current assets	24,162	20,750
Property and equipment, net	49,030	49,136
Notes receivable, net—less current portion	2,871	3,527
Lease receivable, net— less current portion	6,089	6,669
Intangible assets, net	45,018	45,189
Other assets, net	1,779	1,989

	$128,949	$127,260

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,144	$4,743
Accounts payable	6,062	6,645
Reserves for restaurant relocations and abandoned sites	1,429	1,879
Accrued wages and benefits	2,525	2,271
Accrued liabilities	7,022	7,686

Total current liabilities	20,182	23,224
Long-term debt, less current maturities	22,757	25,192
Obligations under capital leases, less current maturities	6,759	6,981
Long-term reserves for restaurant relocations and abandoned sites	2,528	2,549
Minority interests in joint ventures	239	312
Deferred revenue	4,821	5,440
Other long-term liabilities	4,243	3,938

Total liabilities	61,529	67,636
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at June 17, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,220,669 at June 17, 2002 and 10,914,727 at December 31, 2001	12	11
Additional paid-in capital	145,533	143,004
Accumulated deficit	(77,593)	(82,891)

	67,952	60,124
Less: Treasury stock, 48,242 at June 17, 2002 and December 31, 2001, at cost	(465)	(400)
Note receivable—officer	(67)	(100)

Total stockholders’ equity	67,420	59,624

	$128,949	$127,260

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
	Quarter Ended		Two Quarters Ended
	June 17, 2002	June 18, 2001	June 17, 2002	June 18, 2001
	(Dollars in thousands except per share amounts)
REVENUES:
Restaurant sales	$39,055	$33,208	$76,148	$64,891
Franchise royalty revenue	3,380	3,839	6,702	7,277
Franchise fees and other income	271	190	275	364

Total revenues	$42,706	$37,237	$83,125	$72,532

COSTS AND EXPENSES:
Restaurant food and paper costs	11,924	11,427	23,171	21,646
Restaurant labor costs	11,904	10,791	23,691	21,214
Restaurant occupancy expenses	2,850	2,698	5,458	5,208
Restaurant depreciation and amortization	1,315	970	2,607	1,940
Other restaurant operating expenses	5,737	4,193	10,403	8,217
General and administrative expenses	2,818	2,893	5,830	5,724
Advertising	2,197	1,933	4,323	3,780
Bad debt expense	100	162	200	341
Non-cash compensation	23	23	46	46
Other depreciation and amortization	155	923	307	1,716
Impairment of long lived assets	492	—	492	—
Restaurant closure expense	38	(255)	413	(237)
Gain on sale of assets	(26)	(179)	(103)	(543)

Total costs and expenses	39,527	35,579	76,838	69,052

Operating income	3,179	1,658	6,287	3,480
OTHER INCOME (EXPENSE):
Interest income	318	456	715	905
Interest expense	(830)	(1,281)	(1,644)	(2,658)

Income before minority interests and income tax expense	2,667	833	5,358	1,727
Minority interests in operations of joint ventures	(2)	(22)	(29)	(36)

Income before income tax expense	2,665	811	5,329	1,691
Income tax expense	—	35	—	72

Net income	$2,665	$776	$5,329	$1,619

Comprehensive income	$2,665	$776	$5,329	$1,619

Basic net earnings per share	$0.22	$0.08	$0.47	$0.17

Diluted net earnings per share	$0.19	$0.07	$0.40	$0.14

Weighted average number of common shares outstanding:
Basic	11,892	9,869	11,426	9,807
Diluted	13,699	11,908	13,277	11,645

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Two Quarters Ended
	June 17, 2002	June 18, 2001
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$5,329	$1,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,914	3,665
Impairment of long-lived assets	492	—
Amortization of bond costs and discounts	99	254
Provisions for bad debt	200	341
Non-cash stock compensation	46	46
Gain on sale of assets	(103)	(543)
Minority interest in operations of joint ventures	29	36
Change in assets and liabilities:
Decrease in receivables	694	723
Decrease (increase) in inventory	152	(76)
Decrease in prepaid expenses and other current assets	1,108	711
Decrease in other assets	111	—
Decrease in accounts payable	(583)	(2,964)
Increase (decrease) in accrued liabilities	(851)	79

Net cash provided by operating activities	9,637	3,891
Cash Flows From Investing Activities:
Capital expenditures	(3,260)	(1,570)
Acquisition of restaurants and equity interest, net of cash acquired	(109)	(312)
Proceeds from sale of property and equipment	1,359	152

Net cash used in investing activities	(2,010)	(1,730)
Cash Flows From Financing Activities:
Principal payments on long-term debt and capital lease obligations	(4,822)	(3,578)
Decrease (increase) in restricted cash	(336)	98
Net proceeds from issuance of common stock	2,484	507
Proceeds from issuance of long-term debt and capital lease obligations	566	580
Proceeds from note receivable-officer	33	(73)
Purchase of treasury stock	(209)	—
Distributions to minority interests	(20)	(50)

Net cash used in financing activities	(2,304)	(2,516)

Net increase (decrease) in cash	5,323	(355)
Cash at Beginning of Period	7,159	923

Cash at End of Period	$12,482	$568

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,664	$2,394

Issuance of capital lease obligation for equipment	$—	$2,253

Note receivable accepted for market sale	$—	$2,100

Issuance of treasury stock	$110	$—

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Summary of Significant Accounting Policies

(a)    Basis of Presentation—The accompanying unaudited consolidated statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly owned subsidiaries, and its joint ventures, collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

The accounts of our joint ventures have been included with those of the Company in these consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners’ interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

The operating results for the two quarters ended June 17, 2002, are not necessarily an indication of the results that may be expected for the fiscal year ending December 30, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company’s December 31, 2001 consolidated financial statements.

(b)    Purpose and Organization—Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At June 17, 2002, there were 388 Rally’s restaurants operating in 17 different states and there were 406 Checkers restaurants operating in 21 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 794 total restaurants, 253 are owned by us and 541 are owned by franchisees. Two of the Company-owned restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c)    Use of Estimates—The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(d)    Reclassifications—Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

We have a working capital surplus of $4.0 million at June 17, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity is primarily due to repayment of current portion of the $1.5 million of 14% debt, utilizing operating profits of $5.3 million for the first half of the year and additional capital contributions of $2.5 million from the exercise of options and warrants into 1,305,942 shares of common stock.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the quarter ended June 17, 2002.

Note 3:    Lease Receivables

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of June 17, 2002 was approximately $6.5 million. As of June 17, 2002, we have deferred gains of $4.7 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $4.2 million, respectively.

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

Note 4:    Intangible Assets

We assess the impairment of long-lived, identifiable intangible assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

We account for long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which we adopted on January 1, 2002. SFAS 144 requires the write-down of certain intangibles and tangible property associated with under-performing sites. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $1.1 million of amortization on these amounts during the first half of 2001 and would have recorded approximately $1.1 million of amortization during the two quarters ended June 17, 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values as of the balance sheet date.

Intangible assets consist of the following:

	June 17, 2002	Dec. 31, 2001
Goodwill	$24,252	$24,252
Tradename	17,548	17,548
Amortizable intangible assets	3,218	3,389

Intangible assets, net	$45,018	$45,189

Amortizable intangible assets:

	June 17, 2002			December 31, 2001
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,359	$(434)	$925	$1,359	$(358)	$1,001	1-11 years
Other intangibles	4,191	(1,898)	2,293	4,191	(1,803)	2,388	10-25 years

	$5,550	$(2,332)	$3,218	$5,550	$(2,161)	$3,389

Note 5:    Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

	June 17, 2002	December 31, 2001
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.54% at June 17, 2002) secured by property and equipment.	$10,402	$10,817
Mortgages payable to FFCA Acquisition Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133,295, maturing January 1, 2019, including interest at 9.5%.	13,332	13,494
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $105,000.	3,560	3,445
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $114,000.	4,524	5,013
Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8,416 and $15,420.	418	534
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18,095.	424	528
Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712, maturing December 1, 2003, including interest at 14%. The balance was completely repaid on April 15, 2002.	—	3,085

Total long-term debt and obligations under capital leases	32,660	36,916
Less current installments	(3,144)	(4,743)

Long-term debt, less current maturities	$29,516	$32,173

Although we continue to be obligated, approximately $6.5 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).

Note 6:    Equity

On February 19, 2002, the Company issued 17,350 shares of common stock previously held as treasury stock to Mr. Dorsch, as compensation, in accordance with his employment agreement. In addition, the Company repurchased an additional 17,350 shares of common stock to be held as treasury stock on March 20, 2002 for $208,755.

On April 8, 2002, the Board of Directors granted 658,250 stock options to certain employees of the Company in accordance with the 2001 stock option plan.

Note 7:    Acquisitions

On January 26, 2002, we reacquired the Checkers’ restaurants in Philadelphia which were previously sold to a franchisee in February 2001. As a result of the acquisition, the Company paid assumed liabilities of $244,000 and removed deferred revenues of $2.1 million from the balance sheet along with the associated note receivable as of December 31, 2001, which was to be collected in installments through 2005. As a result of the gain deferral in 2001 at the original time of the sale, no gain or loss was recognized as a result of these transactions.

On March 24, 2002, we reacquired eight Rally’s restaurants located in Detroit from RJR Receiver, LLC. We paid a total of approximately $131,000 for the restaurants.

On March 26, 2002, we acquired the minority partner’s share of a joint venture restaurant located in Atlanta from WEA, Inc. for $40,000 cash plus assumed liabilities.

Note 8:    Accounting Charges and Loss Provisions

At the end of fiscal 2001, we had reserves of $4.4 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the first two quarters ended June 17, 2002, the Company made lease and other payments of $856,000. Net additions to the reserve of $386,000 were recorded, comprised of additional reserves of $749,000 and recoveries for four franchisee sublease commitments and one lease termination totaling $363,000.

The Company also completed an evaluation of properties held for sale during the quarter, and obtained appraisals for six locations from third parties which resulted in an impairment of long-lived assets of $313,000. The Company also reviewed the sales and profit performance of operating stores and recorded an impairment charge for one under-performing restaurant of $179,000.

Note 9:    Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As a result of the Merger in 1999, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally’s and Checkers had net operating loss carryforwards of approximately $49.8 million and $60.9 million, respectively for a combined total of $110.7 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the total pre-merger net operating loss carryforward to approximately $31.3 million over the carryforwards life of the net operating losses. The remaining pre-merger net operating loss carryforward of $79.4 million could expire before becoming available under these limitations. The $31.3 million net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company has approximately $5 million of post-merger net operating loss carryforward available through 2020, and approximately $1.8 million of alternative minimum tax credit carryforwards available indefinitely.

A valuation allowance has been provided for 100 percent of the deferred tax assets since management cannot determine that it is more likely than not that the deferred tax assets will be realized. Management will continue to review the likelihood of the future realization of the deferred tax assets. The benefit related to the net deductible temporary differences and net operating loss and credit carryforwards will be recognized and prorated as a reduction of income tax expense and goodwill when realization is more likely than not to occur.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, its wholly owned subsidiaries, and its joint ventures (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally’s was considered the surviving entity for accounting purposes since the shareholders of Rally’s owned a majority of our outstanding stock immediately following the merger. At June 17, 2002, there were 388 Rally’s restaurants operating in 17 different states and 406 Checkers restaurants operating in 21 different states, the District of Columbia, Puerto Rico and the West Bank in the Middle East. Of the 794 total restaurants, 253 are owned by us and 541 are owned by franchisees. Two of our restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate to Company-owned restaurant operations and the Company’s franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings, closings, market sales and the sales volumes of both existing and new restaurants.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1. Legal Proceedings” and elsewhere in this Form 10-Q constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other factors referenced in this Form 10-Q.

RESTAURANTS OPERATING IN THE SYSTEM FOR THE QUARTERS ENDED

	Sept. 11, 2000	Jan. 1, 2001	March 26, 2001	June 18, 2001	Sept. 10, 2001	Dec. 31, 2001	March 25, 2002	June 17, 2002
Company-operated:
Beginning of quarter	287	224	195	207	207	236	235	255
Openings/transfers in	1	—	29	—	29	1	23	2
Closings/transfers out	(64)	(29)	(17)	—	—	(2)	(3)	(4)

End of quarter	224	195	207	207	236	235	255	253

Franchise:
Beginning of quarter	601	649	659	638	640	606	586	540
Openings/transfers in	65	42	17	5	1	5	—	3
Closings/transfers out	(17)	(32)	(38)	(3)	(35)	(25)	(46)	(2)

End of quarter	649	659	638	640	606	586	540	541

	873	854	845	847	842	821	795	794

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 17, 2002	June 18, 2001	June 17, 2002	June 18, 2001
REVENUES:
Restaurant sales	91.5%	89.2%	91.6%	89.5%
Franchise royalty revenue	7.9%	10.3%	8.1%	10.0%
Franchise fees and other income	0.6%	0.5%	0.3%	0.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Restaurant food and paper costs (1)	30.5%	34.4%	30.4%	33.4%
Restaurant labor costs (1)	30.5%	32.5%	31.1%	32.7%
Restaurant occupancy expenses (1)	7.3%	8.1%	7.2%	8.0%
Restaurant depreciation and amortization (1)	3.4%	2.9%	3.4%	3.0%
Other restaurant operating expenses (1)	14.7%	12.6%	13.7%	12.7%
General and administrative expenses	6.6%	7.8%	7.0%	7.9%
Advertising (1)	5.6%	5.8%	5.7%	5.8%
Bad debt expense	0.2%	0.4%	0.2%	0.5%
Non-cash compensation	0.1%	0.1%	0.1%	0.1%
Other depreciation and amortization	0.4%	2.5%	0.4%	2.4%
Impairment of long lived assets	1.2%	0.0%	0.6%	0.0%
Restaurant closure expense	0.1%	(0.7%)	0.5%	(0.3%)
Gain on sale of assets	(0.1%)	(0.5%)	(0.1%)	(0.8%)

Total costs & expenses	92.6%	95.5%	92.4%	95.2%

Operating income	7.4%	4.5%	7.6%	4.8%
OTHER INCOME (EXPENSE):
Interest income	0.7%	1.2%	0.8%	1.2%
Interest expense	(1.9%)	(3.5%)	(2.0%)	(3.7%)

Income before minority interests and income tax expense	6.2%	2.2%	6.4%	2.3%
Minority interests in operations of joint ventures	0.0%	0.0%	0.0%	0.0%

Income before income tax expense	6.2%	2.2%	6.4%	2.3%
Income tax expense	0.0%	0.1%	0.0%	0.1%

Net income	6.2%	2.1%	6.4%	2.2%

(1)	As a percentage of restaurant sales

Comparison of Historical Results—Quarter Ended June 17, 2002 and Quarter Ended June 18, 2001

Revenues.    Total revenues were $42.7 million for the quarter ended June 17, 2002, compared to $37.2 million for the quarter ended June 18, 2001. Company-owned restaurant sales increased by $5.8 million for the quarter ended June 17, 2002, to $39.1 million, as compared to $33.2 million for the quarter ended June 18, 2001 due primarily to 46 additional Company-owned restaurants during the quarter ended June 17, 2002. The additional restaurants accounted for approximately $7.8 in additional sales for the second quarter of 2002. Sales at comparable restaurants, which include only the units that were in operation for the full quarters being compared, decreased 4.3% for the quarter ended June 17, 2002 as compared with the quarter ended June 18, 2001.

Franchise royalty revenue decreased $0.4 million to $3.4 million, or 7.9% of total revenue as of June 17, 2002, as compared to $3.8 million, or 10.3% due to the decrease of franchise locations. There was an average of 639 locations during the second quarter of 2001 as compared to 541 during the second quarter of 2002.

Franchise fees and other income remained relatively constant at $0.3 million during the second quarter of 2002 as compared to $0.2 million for the same quarter in 2001.

Costs and expenses.    Restaurant food and paper costs totalled $11.9 million or 30.5% of restaurant sales for the quarter ended June 17, 2002, compared to $11.4 million or 34.4% of restaurant sales for the quarter ended June 18, 2001. The decrease in food and paper costs as a percentage of restaurant sales is due to beef costs beginning to soften during the fourth quarter of 2001 through the current quarter as they reached their highest point in the second quarter of 2001. Average beef costs decreased 11.4% for the quarter ended June 17, 2002 as compared to the quarter ended June 18, 2001, while average cheese costs decreased 5.4% for the same periods. In addition, gross margin for the promotional campaigns run in the current quarter was more favorable to the Company compared to the promotions that ran in the second quarter of 2001.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $11.9 million or 30.5% of restaurant sales for the quarter ended June 17, 2002, compared to $10.8 million or 32.5% of restaurant sales for the quarter ended June 18, 2001. Restaurant labor costs decreased as a percentage of restaurant sales due to continued operations planning put in place by management. During 2001, emphasis was put on staffing the restaurants so service time would decrease and customer satisfaction would increase. In addition, the Company also experienced improved claims incidences which contributed to decreased benefit costs as a percentage of restaurant sales.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.9 million or 7.3% of restaurant sales for the quarter ended June 17, 2002 compared to $2.7 million or 8.1% of restaurant sales for the quarter ended June 18, 2001. While occupancy expense remained relatively constant, it decreased .8% as a percentage of restaurant sales. The decrease is due to decreases in several of the expenses in this category as compared to the prior year. In addition, two of the operating restaurants, which were acquired during the first quarter of 2002, are located on land owned by the Company, resulting in additional sales without corresponding rent expense, thereby decreasing occupancy expense as a percentage of sales. Similarly, since June 18, 2002, the company closed five locations whose occupancy expense as a percentage of restaurant sales exceeded the current quarter company average by 40.5%.

Restaurant depreciation and amortization totalled $1.3 million or 3.4% of restaurant sales for the quarter ended June 17, 2002, compared to $1.0 million or 2.9% for the quarter ended June 18, 2001. The increase is the result of management’s plan to continue to operate 45 Company-owned restaurants which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during the current year.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $5.7 million, or 14.7% of restaurant sales for the quarter ended June 17, 2002 compared to $4.2 million, or 12.6% of restaurant sales for the quarter ended June 18, 2001. Repairs and maintenance, the largest component of this category, increased to 5.1% as a percentage of restaurant sales as of June 17, 2002 compared to 4.2% for the quarter ended June 18, 2001. Utilities remained constant at 4.8% as a percentage of sales for the two quarters, while other costs increased to 4.8% of restaurant sales compared to 3.6% for the same quarter of the prior year. The increase was primarily attributable to 46 additional locations acquired since June 18, 2001. Increase in percentage of restaurant sales is caused primarily by additional repair and maintenance as we continue to improve and refurbish the restaurants, as well as additional expenses incurred for maintenance agreements on new POS equipment rolled out during the course of the prior year.

General and administrative expenses were $2.8 million, or 6.6% of total revenues for the quarter ended June 17, 2002 compared to $2.9 million, or 7.8% of total revenues for the quarter ended June 18, 2001. These costs have decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

Advertising expense increased to $2.2 million, or 5.6% of restaurant sales for the quarter ended June 17, 2002 from $1.9 million, or 5.8% of restaurant sales for the quarter ended June 18, 2001. The increase in dollars spent was due to the additional 46 Company-owned restaurants as compared to the quarter ended June 18, 2001.

Bad debt expense remained relatively constant at $0.1 million, or 0.2% of total revenues for the quarter ended June 17, 2002 compared to $0.2 million, or 0.4% of total revenues for the quarter ended June 18, 2001.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended June 17, 2002 and the quarter ended June 18, 2001 was $23,000 for those options granted with a vesting period through 2003.

Other depreciation and amortization decreased by $0.8 million to $0.2 million. The majority of the decrease is due to the application of FAS 142 for intangible assets. The goodwill and tradename carried on the books of the company are no longer amortized. Quarterly amortization for goodwill and the tradename amounted to approximately $0.6 million per quarter. The remaining decrease is attributable to locations acquired in July 2001, which were operated by a franchisee under a separate operating agreement. Depreciation for these locations was classified as other depreciation while operated by the franchisee; however, currently it is classified as restaurant depreciation, now that they are Company operated.

Interest expense.    Interest expense decreased to $0.8 million, or 1.9% of total revenues for the quarter ended June 17, 2002 from $1.3 million, or 3.5% of total revenues for the quarter ended June 18, 2001. This decrease in interest expense is due to the decrease in debt by approximately $7.9 million since January 2, 2001. The Company paid off and refinanced debt bearing a 30% interest rate in June 2001, while in April 2002, the Company repaid debt bearing a 14% interest rate.

Income tax expense.    The Company recorded no income tax expense for the two quarters ended June 17, 2002. Available federal and state net operating losses will reduce taxable income to zero based upon operations during the year. The income tax expense recorded through June 18, 2001 was for estimated federal alternative minimum tax prior to the Jobs Creation and Workers’ Assistance Act of 2002.

Comparison of Historical Results—Two Quarters Ended June 17, 2002 and Two Quarters Ended June 18, 2001

Revenues.    Total revenues were $83.1 million for the two quarters ended June 17, 2002, compared to $72.5 million for the two quarters ended June 18, 2001. Company-owned restaurant sales increased by $11.2 million for the two quarters ended June 17, 2002, to $76.1 million, as compared to $64.9 million for the two quarters ended June 18, 2001, due primarily to an increase in Company-owned restaurants by 46, as compared to the two quarters ended June 18, 2001. The additional restaurants accounted for approximately $13.7 in additional sales for the first half of 2002. Sales at comparable restaurants, which include only the units that were in operation for the full two quarters being compared, decreased 2.1% for the two quarters ended June 17, 2002 as compared with the two quarters ended June 18, 2001.

Conversely, franchise royalties revenue decreased by $0.6 million, while franchise fees and other income remained relatively constant at $0.3 million. There was an average of 649 franchised locations during the first half of 2001 as compared to 564 during the first half of 2002. The decrease in franchised locations was due primarily to the acquisition of 52 restaurants by the Company.

Costs and expenses.    Restaurant food and paper costs totalled $23.2 million or 30.4% of restaurant sales for the two quarters ended June 17, 2002, compared to $21.6 million or 33.4% of restaurant sales for the two quarters ended June 18, 2001. The decrease in food and paper costs as a percentage of restaurant sales is due to beef costs beginning to soften during the fourth quarter of 2001 through the current quarter as they reached their highest point in the second quarter of 2001. Average beef costs decreased 6.6% for the two quarters ended June 17, 2002 as compared to the two quarters ended June 18, 2001. In addition, gross margin for the promotional campaigns run in the current year were more favorable to the Company compared to the promotions that ran through the second quarter of 2001.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $23.7 million or 31.1% of restaurant sales for the two quarters ended June 17, 2002, compared to $21.2 million or 32.7% of restaurant sales. The decrease in restaurant labor costs as a percentage of revenue compared to the same periods last year was due to operations planning put in place by management. During 2001, emphasis was put on staffing the restaurants so service time would decrease and customer satisfaction would increase. Focus was shifted to labor efficiencies toward the end of 2001.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $5.5 million or 7.2% of restaurant sales for the two quarters ended June 17, 2002 compared to $5.2 million or 8.0% of restaurant sales for the two quarters ended June 18, 2001. While occupancy expense remained relatively constant, it decreased as a percentage of restaurant sales. The decrease is due to decreases in several of the expenses in this category as compared to the prior year. In addition, two of the operating restaurants, which were acquired during the first quarter of 2002, are located on land owned by the Company, resulting in additional sales without corresponding rent expense, thereby decreasing occupancy expense as a percentage of sales. Similarly, since June 18, 2002, the company closed five locations whose occupancy expense as a percentage of restaurant sales exceeded the current year to date company average by 42.5%.

Restaurant depreciation and amortization totaled $2.6 million or 3.4% of restaurant sales for the quarters ended June 17, 2002, compared to $1.9 million or 3.0% for the quarters ended June 18, 2001. The increase is the result of management’s plan to continue to operate 45 Company-owned restaurants which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during the current year.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $10.4 million, or 13.7% of restaurant sales for the two quarters ended June 17, 2002 compared to $8.2 million, or 12.7% of restaurant sales for the two quarters ended June 18, 2001. Repairs and maintenance, the largest component of this category, increased to 4.5% as a percentage of restaurant sales through June 17, 2002 compared to 3.9% for the two quarters ended June 18, 2001. Utilities remained constant at 4.8% as a percentage of sales for the two quarters, while other costs increased to 4.4% of restaurant sales compared to 4.0% for the same quarter of the prior year. Increase in the category is attributable to additional repair and maintenance as we continue to improve and refurbish the restaurants, as well as additional expenses incurred for maintenance agreements on new POS equipment rolled out during the course of the prior year.

General and administrative expenses were $5.8 million, or 7.0% of total revenues for the two quarters ended June 17, 2002 compared to $5.7 million, or 7.9% of total revenues for the two quarters ended June 18, 2001. These costs have remained relatively consistent and decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

Advertising expense increased to $4.3 million, or 5.7% of restaurant sales for the two quarters ended June 17, 2002 from $3.8 million, or 5.8% of restaurant sales for the two quarters ended June 18, 2001. The increase in dollars spent was due to the additional 46 Company-owned restaurants as compared to the two quarters ended June 18, 2001.

Bad debt expense remained relatively consistent at $0.2 million compared to $0.3 million for the first half of 2002 and 2001, respectively.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarters ended June 17, 2002 and the quarters ended June 18, 2001 was $46,000 for those options granted with a vesting period through 2003.

Other depreciation and amortization decreased by $1.4 to $0.3 million. The decrease is due to the application of FAS 142 for intangible assets. The goodwill and tradename carried on the books of the company are no longer amortized. Amortization for goodwill and the tradename amounted to approximately $1.1 million for the two quarters ended June 18, 2001. The remaining decrease is attributable to locations acquired in July 2001, which were operated by a franchisee under a separate operating agreement. Depreciation for these locations was classified as other depreciation while operated by the franchisee; however, currently it is classified as restaurant depreciation, now that they are Company operated.

Interest expense.    Interest expense decreased to $1.6 million, or 2.0% of total revenues for the two quarters ended June 17, 2002 from $2.7 million, or 3.7% of total revenues for the two quarters ended June 18, 2001. This decrease in interest expense is due to the decrease in debt by approximately $7.9 million since January 2, 2001. The Company paid off and refinanced debt bearing a 30% interest rate in June 2001, while in April 2002, the Company repaid debt bearing a 14% interest rate.

Income tax expense.    The Company recorded no income tax expense for the quarters ended June 17, 2002. Available federal and state net operating losses will reduce taxable income to zero based upon operations through June 17, 2002. The income tax expense recorded during the two quarters ended June 18, 2001 was for estimated federal alternative minimum tax prior to the Jobs Creation and Workers’ Assistance Act of 2002.

Liquidity and Capital Resources

We have a working capital surplus of $4.0 million at June 17, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity is primarily due to repayment of current portion of $1.5 million of 14% debt, utilizing operating profits of $5.3 million for the first half of the year and additional capital contributions of $2.5 million from the exercise of options and warrants into 1,305,942 shares of common stock.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the two quarters ended June 17, 2002.

Cash and cash equivalents increased approximately $5.3 million to $12.5 since the fiscal year ended December 31, 2001. Cash flow provided by operating activities was $9.6 million compared to $3.9 million for the same period last year. Current year cash flows are largely attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, partially offset by the net decrease in accounts payable and accrued liabilities.

Cash flow used for investing activities was $2.0 million related primarily to capital expenditures at existing restaurants and the acquisition of 23 restaurants from former franchisees. The capital expenditures related to restaurant level renovation and point-of-sale equipment for acquired restaurants.

Cash used by financing activities was $2.3 million. We paid down $2.7 million of 14% debt, along with other principal payments of $2.1 million. The Company purchased treasury stock for $0.2 million and increased restricted cash by $0.3 million. These outlays were offset against receipts of $2.5 million from issuance of common stock from the exercise of stock options and warrants during the two quarters ended June 17, 2002 as well as issuance of capital leases of $0.6 million.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Jonathan Mittman et al. v. Rally’s Hamburgers, Inc., et al. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally’s, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally’s, Burt Sugarman and Giant Group, Ltd. and certain of Rally’s former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally’s Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company’s financial condition and results of operations.

Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook. The original complaint alleged, generally, that certain officers of Checkers intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud and breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida’s Franchise Act. The parties reached a tentative settlement on January 11, 2001. The settlement has not yet been consummated, and we intend to defend vigorously unless formal settlement is completed with terms similar to those reached in the tentative settlement on January 11, 2001. Negotiations on final document language are continuing in concert with the Company’s previously stated position.

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

A Complaint was originally filed by the Company in July of 1995 against Mr. Gagne (“Gagne”) and Tampa Checkmate Food Services, Inc. (“Tampa Checkmate”), a company controlled by Mr. Gagne, to collect on a promissory note in the original principal amount of $1,007,295 (the “promissory note”) and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate, enforce the terms of a personal guaranty executed by Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate’s franchise agreement with the Company. The counterclaim and third party complaint, as amended, generally alleged that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (“Checkmate”) were induced into entering into various franchise agreements with personal guarantees to the Company based upon misrepresentations by the Company and the named individuals and alleged violations of Florida’s Franchise Act, Florida’s Deceptive and Unfair Trade Practices Act, and breaches of implied duties of “good faith and fair dealings” in connection with a settlement agreement and franchise agreement between various of the parties.

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”), James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151,331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151,331 and that Gagne was damaged as a result thereof in the amount of $151,331; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

The foregoing jury determinations were adopted by the trial court and judgments were entered accordingly. The judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury’s verdict in August of 1999; (ii) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of § 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in total, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate to enter summary judgment as to the Company’s affirmative defenses of setoff and recoupment, the legal significance of which is unclear, and reciprocal motions for attorney fees remain pending in the state court. The Company has appealed the before-described summary judgment to the Second District Court of Appeal and that appeal remains pending. The two judgments, as modified by the Second District Court of Appeal, have been satisfied by making payment to Tampa Checkmate’s Chapter 7 Bankruptcy Trustee, but the Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company’s right of setoff arising from Tampa Checkmate’s liability to the Company under the promissory note described above.

On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., and numbered as 97-11616-8G-1 on the docket of said Court. As noted above, the bankruptcy filing stayed the Company’s claim against Tampa Checkmate to collect the promissory note. The Company filed a motion in the Bankruptcy Court to establish its right to set-off, or in the alternative, recoup, the full amount due the Company under the promissory note against the judgments. On March 17, 2001 and May 23, 2001, the Bankruptcy Court entered orders recognizing the Company’s right to setoff the amount owed by Tampa Checkmate under the promissory note against the judgments and lifting the automatic stay to allow the Company to proceed “to effect the setoff and/or recoupment permitted by this Court to include proceeding in state court or other appropriate forum to determine the amounts owed, if any, by the Debtor (Tampa Checkmate) to Checkers.”

The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company’s claim of setoff. The Bankruptcy Court denied the Company’s motion and directed that the amounts owed under the promissory note be determined in the state court proceedings, which appeal is pending.

Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. and KPMG Peat Marwick. On March 4, 1999, a state court complaint was filed in the Circuit Court in and for Pinellas County, Florida, Civil Division. The complaint alleges that Mrs. Hawkins was induced into purchasing a restaurant site and entering into a franchise agreement with Checkers based on misrepresentations and omissions made by Checkers. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Florida’s Deceptive Trade Practices Act, fraudulent concealment, fraudulent inducement, and negligent representation. The Company denies the material allegations of the complaint and intends to defend this lawsuit vigorously.

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders for fiscal 2002 on May 29, 2002. The following matters were voted upon at the meeting: the election of Peter C. O’Hara and Daniel J. Dorsch as directors to serve until the annual shareholders meeting in 2005 and approval of the appointment of KPMG LLP as our independent auditors for fiscal 2002.

The following are the total number of votes cast for, against, withheld, abstentions, and non-votes as to the matters set forth above:

	For	Against/ Withheld	Abstentions	Broker Non-votes
1. The election of Peter C. O’Hara	9,239,295	28,202	—	—
2. The election of Daniel J. Dorsch	9,239,295	28,202	—	—
3. The ratification and approval of the appointment of KPMG LLP as our independent auditors.	9,238,330	14,715	14,452	—

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1 Assignment of Partnership Interest, dated April 16, 2002.

(b)	Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKERS DRIVE-IN RESTAURANTS, INC. (Registrant)

By:	/s/ David G. Koehler
Treasurer and Chief Financial Officer

Date:    July 22, 2002