Form 10-Q
period 2002-09-09
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2002-10-18
CIK 879554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-19649

Checkers Drive-In Restaurants, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-1654960
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4300 West Cypress Street
Suite 600
Tampa, FL	33607
(Address of principal executive offices)	(Zip code)

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
Yes  [X]     No  [_]

The Registrant had 12,252,365 shares of Common Stock, par value $.001 per share, outstanding as of September 9, 2002.

ITEM 1.    FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)

	September 9, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$14,192	$7,159
Restricted cash	3,818	3,482
Accounts, notes and leases receivable, net	2,922	3,420
Inventory	1,054	1,122
Prepaid expenses and other current assets	1,780	2,337
Property and equipment held for sale	2,174	3,230

Total current assets	25,940	20,750

Property and equipment, net	48,378	49,136
Notes receivable, net—less current portion	3,970	3,527
Leases receivable, net—less current portion	5,969	6,669
Intangible assets, net	44,933	45,189
Other assets, net	1,732	1,989

	$130,922	$127,260

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,204	$4,743
Accounts payable	6,393	6,645
Reserves for restaurant relocations and abandoned sites	1,534	1,879
Accrued wages and benefits	2,466	2,271
Accrued liabilities	6,407	7,686

Total current liabilities	20,004	23,224

Long-term debt, less current maturities	22,258	25,192
Obligations under capital leases, less current maturities	6,454	6,981
Long-term reserves for restaurant relocations and abandoned sites	2,418	2,549
Minority interests in joint ventures	224	312
Deferred revenue	5,141	5,440
Other long-term liabilities	4,270	3,938

Total liabilities	60,769	67,636

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at September 9, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,300,607 at September 9, 2002 and 10,914,727 at December 31, 2001	12	11
Additional paid-in capital	145,581	143,004
Accumulated deficit	(74,908)	(82,891)

	70,685	60,124

Less: Treasury stock, 48,242 at September 9, 2002 and December 31, 2001, at cost	(465)	(400)
Note receivable—officer	(67)	(100)

Total stockholders’ equity	70,153	59,624

	$130,922	$127,260

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)
(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	Sept. 9, 2002	Sept. 10, 2001	Sept. 9, 2002	Sept. 10, 2001
REVENUES:
Restaurant sales	$38,816	$34,306	$114,964	$99,197
Franchise royalty revenue	3,485	3,655	10,287	10,932
Franchise fees and other income	103	28	278	392

Total revenues	$42,404	$37,989	$125,529	$110,521

COSTS AND EXPENSES:
Restaurant food and paper costs	12,040	11,245	35,211	32,891
Restaurant labor costs	12,093	11,346	35,784	32,560
Restaurant occupancy expenses	2,651	3,125	8,109	8,333
Restaurant depreciation and amortization	1,559	929	4,166	2,869
Other restaurant operating expenses	5,219	4,722	15,640	12,939
General and administrative expenses	2,598	2,976	8,405	8,700
Advertising	2,690	1,690	7,013	5,470
Bad debt expense	23	161	223	502
Non-cash compensation	23	30	69	76
Other depreciation and amortization	156	661	463	2,377
Impairment of long lived assets	429	223	921	223
Restaurant closure expense	449	98	867	(139)
Gain on sale of assets	(609)	(203)	(712)	(746)

Total costs and expenses	39,321	37,003	116,159	106,055

Operating income	3,083	986	9,370	4,466
OTHER INCOME (EXPENSE):
Interest income	317	478	1,032	1,383
Interest expense	(705)	(914)	(2,349)	(3,572)

Income before minority interests and income tax expense	2,695	550	8,053	2,277
Minority interests in operations of joint ventures	(9)	(7)	(38)	(43)

Income before income tax expense	2,686	543	8,015	2,234
Income tax expense	—	91	—	163

Net income	$2,686	$452	$8,015	$2,071

Comprehensive income	$2,686	$452	$8,015	$2,071

Basic net earnings per share	$0.22	$0.05	$0.68	$0.21

Diluted net earnings per share	$0.20	$0.04	$0.60	$0.18

Weighted average number of common shares outstanding:
Basic	12,289	10,025	11,714	9,879
Diluted	13,530	11,923	13,361	11,737

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Three Quarters Ended
	September 9, 2002	September 10, 2001
Cash flows from operating activities:
Net income	$8,015	$2,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,629	5,246
Impairment of long-lived assets	921	223
Amortization of debt costs	162	298
Provisions for bad debt	223	502
Non-cash stock compensation	69	76
Gain on sale of assets	(712)	(746)
Minority interest in operations of joint ventures	38	43
Change in assets and liabilities:
Decrease in receivables	948	1,076
Decrease (increase) in inventory	150	(90)
Decrease in prepaid expenses and other current assets	456	796
Decrease (increase) in other assets	111	(32)
Decrease in accounts payable	(252)	(2,448)
Increase (decrease) in accrued liabilities	(1,550)	1,158

Net cash provided by operating activities	13,208	8,173

Cash flows from investing activities:
Capital expenditures	(5,404)	(2,776)
Acquisition of restaurants and equity interest, net of cash acquired	(109)	(1,357)
Proceeds from sale of property and equipment	2,384	170

Net cash used in investing activities	(3,129)	(3,963)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(5,566)	(4,788)
Decrease (increase) in restricted cash	(336)	165
Net proceeds from issuance of common stock	2,511	1,363
Proceeds from issuance of long-term debt and capital lease obligations	566	580
Deferred loan costs incurred	—	(75)
Proceeds from note receivable—officer	33	—
Purchase of treasury stock	(209)	—
Distributions to minority interests	(45)	(49)

Net cash used in financing activities	(3,046)	(2,804)

Net increase in cash	7,033	1,406
Cash at beginning of period	7,159	923

Cash at end of period	$14,192	$2,329

Supplemental disclosures of cash flow information
Interest paid	$2,434	$3,373

Issuance of capital lease obligation for equipment	$—	$2,655

Note receivable accepted for market sale	$1,225	$2,100

Issuance of treasury stock	$110	$—

See accompanying notes to consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    Summary of Significant Accounting Policies

(a)    Basis of Presentation—The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly owned subsidiaries, and its joint ventures, collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

The accounts of our joint ventures have been included with those of the Company in these unaudited consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for the outside partners’ interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

The operating results for the three quarters ended September 9, 2002, are not necessarily an indication of the results that may be expected for the fiscal year ending December 30, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company’s December 31, 2001 consolidated financial statements.

(b)    Purpose and Organization—Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At September 9, 2002, there were 387 Rally’s restaurants operating in 17 different states and there were 402 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 789 total restaurants, 248 are owned by us and 541 are owned by franchisees. Two of the Company-owned restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c)    New Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 also rescinds SFAS No. 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS No. 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company will reflect the adoption of SFAS No. 145 in its Form 10-K for the year ending December 30, 2002. The comparative presentation for the year ending January 1, 2001 will have a reclassification of $229,000 for the loss on the early extinguishment of debt, previously presented.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

(d)    Use of Estimates—The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(e)    Reclassifications—Certain amounts in the 2001 and previous quarter’s 2002 financial statements have been reclassified to conform to the current quarter 2002 presentation.

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

We had a working capital surplus of $5.9 million at September 9, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity was primarily due to repayment of the current portion of $1.5 million of 14% debt, utilizing operating profits of $8.0 million for the first three quarters of the year, and additional capital contributions of $2.5 million from the exercise of options and warrants into 1,385,880 shares of common stock.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the three quarters ended September 9, 2002.

On October 7, 2002, the Company received a commitment from a lender for lease financing up to $5 million for property development.

Note 3:    Lease Receivables

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of September 9, 2002 was approximately $6.4 million. As of September 9, 2002, we have deferred gains of $4.5 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains related to these sales are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $4.0 million, respectively.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $1.6 million of amortization on these amounts during the first three quarters of 2001 and would have recorded approximately $1.6 million ($0.12 EPS) of amortization during the three quarters ended September 9, 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values as of the balance sheet date.

Intangible assets consist of the following:

	Sept. 9, 2002	Dec. 31, 2001
Goodwill	$24,252	$24,252
Tradename	17,548	17,548
Amortizable intangible assets	3,133	3,389

Intangible assets, net	$44,933	$45,189

Amortizable intangible assets:

	September 9, 2002			December 31, 2001
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,359	$(473)	$886	$1,359	$(358)	$1,001	1-11 years
Other intangibles	4,191	(1,944)	2,247	4,191	(1,803)	2,388	10-25 years

	$5,550	$(2,417)	$3,133	$5,550	$(2,161)	$3,389

Note 5:    Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

	September 9, 2002	December 31, 2001
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.52% at September 9, 2002) secured by property and equipment.	$10,143	$10,817

Mortgages payable to FFCA Acquisition Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133,295, maturing January 1, 2019, including interest at 9.5%.	13,248	13,494

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $88,000.	3,417	3,445

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $108,000.	4,330	5,013

Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8,416 and $15,420.	354	534

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18,095.	424	528

Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712, maturing December 1, 2003, including interest at 14%. The balance was completely repaid on April 15, 2002.	—	3,085

Total long-term debt and obligations under capital leases	31,916	36,916

Less current installments	(3,204)	(4,743)

Long-term debt, less current maturities	$28,712	$32,173

Although we continue to be obligated, approximately $6.4 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).

Note 6:    Equity

On February 19, 2002, the Company issued 17,350 shares of common stock previously held as treasury stock to our Chief Executive Officer, as compensation, in accordance with his employment agreement. In addition, the Company repurchased an additional 17,350 shares of common stock to be held as treasury stock on March 20, 2002 for $208,755.

On April 8, 2002, the Board of Directors granted 658,250 stock options to certain employees of the Company in accordance with the 2001 stock option plan.

Note 7:    Acquisitions

On January 26, 2002, we reacquired the Checkers’ restaurants in Philadelphia which were previously sold to a franchisee in February 2001. As a result of the acquisition, the Company assumed liabilities of $244,000 and removed deferred revenues of $2.1 million from the balance sheet along with the associated note receivable as of December 31, 2001, which was to be collected in installments through 2005. As a result of the gain deferral in 2001 at the original time of the sale, no gain or loss was recognized from these transactions.

On March 24, 2002, we reacquired eight Rally’s restaurants located in Detroit from RJR Receiver, LLC. We paid a total of approximately $131,000 for the restaurants.

On March 26, 2002, we acquired the minority partner’s share of a joint venture restaurant located in Atlanta from WEA, Inc. for $40,000 cash plus assumed liabilities.

Note 8:    Accounting Charges and Loss Provisions

At the end of fiscal 2001, we had reserves of $4.4 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the first three quarters ended September 9, 2002, the Company made lease and other payments of $1.2 million. Net additions to the reserve of $0.7 million were recorded, comprised of additional reserves of $1.1 million and recoveries for four franchisee sublease commitments and two lease terminations totaling $0.4 million.

The Company regularly completes an evaluation of properties held for sale during the year, and obtained appraisals for six locations which resulted in an impairment of long-lived assets of $313,000. Additional impairment of $397,000 was recorded for non-standard modular buildings and equipment held for sale. The Company also reviewed the sales and profit performance of operating restaurants and recorded an impairment charge for two under-performing restaurants of $211,000.

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

A valuation allowance has been provided for 100 percent of the deferred tax assets since management cannot determine that it is more likely than not that the deferred tax assets will be realized. Management will continue to review the future realization of the deferred tax assets. The benefit related to the net deductible temporary differences and net operating loss and credit carryforwards will be recognized and prorated as a reduction of income tax expense and goodwill when realization is more likely than not to occur.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, its wholly owned subsidiaries, and its joint ventures (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally’s was considered the surviving entity for accounting purposes since the shareholders of Rally’s owned a majority of our outstanding stock immediately following the merger. At September 9, 2002, there were 387 Rally’s restaurants operating in 17 different states and 402 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 789 total restaurants, 248 are owned by us and 541 are owned by franchisees. Two of our restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; weather conditions; construction schedules, uninterrupted product supply, results of existing and future litigation and other factors referenced in this Form 10-Q.

RESTAURANTS OPERATING IN THE SYSTEM FOR THE QUARTERS ENDED

	Jan. 1, 2001	March 26, 2001	June 18, 2001	Sept. 10, 2001	Dec. 31, 2001	March 25, 2002	June 17, 2002	Sept. 9, 2002
Company-operated:
Beginning of quarter	224	195	207	207	236	235	255	253
Openings/transfers in	—	29	—	29	1	23	2	—
Closings/transfers out	(29)	(17)	—	—	(2)	(3)	(4)	(5)

End of quarter	195	207	207	236	235	255	253	248

Franchise:
Beginning of quarter	649	659	638	640	606	586	540	541
Openings/transfers in	42	17	5	1	5	—	3	7
Closings/transfers out	(32)	(38)	(3)	(35)	(25)	(46)	(2)	(7)

End of quarter	659	638	640	606	586	540	541	541

	854	845	847	842	821	795	794	789

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Three Quarters Ended
	Sept. 9, 2002	Sept. 10, 2001	Sept. 9, 2002	Sept. 10, 2001
REVENUES:
Restaurant sales	91.6%	90.3%	91.6%	89.8%
Franchise royalty revenue	8.2%	9.6%	8.2%	9.9%
Franchise fees and other income	0.2%	0.1%	0.2%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	31.0%	32.8%	30.6%	33.2%
Restaurant labor costs (1)	31.2%	33.1%	31.1%	32.8%
Restaurant occupancy expenses (1)	6.8%	9.1%	7.1%	8.4%
Restaurant depreciation and amortization (1)	4.0%	2.7%	3.6%	2.9%
Other restaurant operating expenses (1)	13.4%	13.8%	13.6%	13.0%
General and administrative expenses	6.1%	7.8%	6.7%	7.9%
Advertising (1)	6.9%	4.9%	6.1%	5.5%
Bad debt expense	0.1%	0.4%	0.2%	0.5%
Non-cash compensation	0.1%	0.1%	0.1%	0.1%
Other depreciation and amortization	0.4%	1.7%	0.4%	2.2%
Impairment of long lived assets	1.0%	0.6%	0.7%	0.2%
Restaurant closure expense	1.1%	0.3%	0.7%	(0.1%)
Gain on sale of assets	(1.4%)	(0.5%)	(0.6%)	(0.7%)

Total costs & expenses	92.7%	97.4%	92.5%	96.0%

Operating income	7.3%	2.6%	7.5%	4.0%

OTHER INCOME (EXPENSE):
Interest income	0.7%	1.2%	0.8%	1.3%
Interest expense	(1.7%)	(2.4%)	(1.9%)	(3.2%)

Income before minority interests and income tax expense	6.3%	1.4%	6.4%	2.1%
Minority interests in operations of joint ventures	0.0%	0.0%	0.0%	(0.1%)

Income before income tax expense	6.3%	1.4%	6.4%	2.0%
Income tax expense	0.0%	(0.2%)	0.0%	(0.1%)

Net income	6.3%	1.2%	6.4%	1.9%

(1) As a percentage of restaurant sales

Comparison of Historical Results—Quarter Ended September 9, 2002 and Quarter Ended September 10, 2001

Revenues. Total revenues were $42.4 million for the quarter ended September 9, 2002, compared to $38.0 million for the quarter ended September 10, 2001. Company-owned restaurant sales increased by $4.5 million for the quarter ended September 9, 2002, to $38.8 million, as compared to $34.3 million for the quarter ended September 10, 2001 due primarily to the additional Company-owned restaurants operating during the quarter ended September 9, 2002 versus the quarter ended September 10, 2001. The additional restaurants accounted for approximately $5.1 in additional sales for the third quarter of 2002. Sales at comparable restaurants, which include only the units that were in operation for the full quarters being compared, increased 1.4% for the quarter ended September 9, 2002 as compared with the quarter ended September 10, 2001.

Franchise royalty revenue decreased $0.2 million to $3.5 million, or 8.2% of total revenue as of September 9, 2002, as compared to $3.7 million, or 9.6% due to the decrease of franchise locations. There was an average of 623 locations during the third quarter of 2001 as compared to 541 during the third quarter of 2002.

Franchise fees and other income were $104,000 for the third quarter of 2002, as compared to $28,000 for the third quarter of 2001, due to the opening of seven franchise locations during the quarter ended September 9, 2002.

Costs and expenses. Restaurant food and paper costs totalled $12.0 million or 31.0% of restaurant sales for the quarter ended September 9, 2002, compared to $11.2 million or 32.8% of restaurant sales for the quarter ended September 10, 2001. The decrease in food and paper costs as a percentage of restaurant sales was due to beef costs beginning to soften during the fourth quarter of 2001 through the current quarter, while they were near their high point during the third quarter in the prior year. In addition, gross margin for the promotional campaigns run in the current quarter was more favorable to the Company compared to the promotions that ran in the third quarter of 2001.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $12.1 million or 31.2% of restaurant sales for the quarter ended September 9, 2002, compared to $11.3 million or 33.1% of restaurant sales for the quarter ended September 10, 2001. Restaurant labor costs decreased as a percentage of restaurant sales due to operational changes put in place by management. During 2001, emphasis was put on staffing the restaurants so service time would decrease and customer satisfaction would increase. Beginning in 2002, the Company began to focus on more effectively managing labor costs.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $2.7 million or 6.8% of restaurant sales for the quarter ended September 9, 2002 compared to $3.1 million or 9.1% of restaurant sales for the quarter ended September 10, 2001. The decrease as a percentage of restaurant sales was due primarily to increases in comparable restaurant sales. Comparable restaurant sales increased by 1.4% in the current quarter as compared to the third quarter of 2001, however, California and Macon, Georgia restaurants added in the third quarter of 2001 did not meet our definition for comparable restaurant sales, since they were not company operated for the entire quarter. Comparable restaurant sales in California increased 24.7% for the ten comparable weeks of the quarter and comparable restaurant sales in Macon, Georgia increased 13.7% for the four comparable weeks of the quarter. The nominal decrease was due to decreases in several of the expenses in this category as compared to the prior year. In addition, two of the operating restaurants, which were acquired during the first quarter of 2002, are located on land owned by the Company, resulting in additional sales without corresponding rent expense, thereby decreasing occupancy expense as a percentage of sales. Similarly, since September 10, 2001, the company closed eleven locations whose occupancy expense as a percentage of restaurant sales exceeded the current quarter company average by 38.5%.

Restaurant depreciation and amortization totaled $1.6 million or 4.0% of restaurant sales for the quarter ended September 9, 2002, compared to $1.0 million or 2.7% for the quarter ended September 10, 2001. The increase was the result of management’s plan to continue to operate 45 Company-owned restaurants which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during the current year. The increase in depreciation was also due to capital additions over the last four quarters.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $5.2 million, or 13.4% of restaurant sales for the quarter ended September 9, 2002 compared to $4.7 million, or 13.8% of restaurant sales for the quarter ended September 10, 2001. Repairs and maintenance, the largest component of this category, increased to 4.3% as a percentage of restaurant sales as of September 9, 2002 compared to 4.0% for the quarter ended September 10, 2001. Utilities decreased to 5.2% as a percentage of sales for the quarter ended September 9, 2002 as compared to 5.3% for the same quarter of the prior year. Other costs decreased to 4.0% of restaurant sales compared to 4.5% for the same quarter of the prior year. The decrease in the percentage of restaurant sales was primarily due to the comparable restaurant sales increase during the current quarter as compared to last year.

General and administrative expenses were $2.6 million, or 6.1% of total revenues for the quarter ended September 9, 2002 compared to $3.0 million, or 7.8% of total revenues for the quarter ended September 10, 2001. These costs have decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues. Costs were lower for the quarter ended September 9, 2002 as compared to the quarter ended September 10, 2001 due to increased employment recruiting costs and moving expenses in the prior year.

Advertising expense increased to $2.7 million, or 6.9% of restaurant sales for the quarter ended September 9, 2002 from $1.7 million, or 4.9% of restaurant sales for the quarter ended September 10, 2001. The increase in advertising was due to the increase in Company-owned restaurants and additional market specific advertising.

Bad debt expense decreased to $23,000, or 0.1% of total revenues for the quarter ended September 9, 2002 compared to $161,000, or 0.4% of total revenues for the quarter ended September 10, 2001. The decrease in bad debt was largely due to a recovery of $78,000 during the third quarter of 2002.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended September 9, 2002 was $23,000 and for the quarter ended September 10, 2001 was $30,000 for those options granted with a vesting period through 2003.

Other depreciation and amortization decreased by $0.5 million to $0.2 million. The majority of the decrease was due to the application of SFAS No. 142 for intangible assets. The goodwill and tradename carried on the books of the company are no longer amortized. Quarterly amortization for goodwill and the tradename amounted to approximately $0.5 million per quarter.

Impairment of long lived assets increased to $0.4 million for the quarter ended September 9, 2002 compared to $0.2 million for the same quarter of the prior year. The Company completed an evaluation of properties held for sale and determined that an impairment of $397,000 was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. The Company also reviewed the sales and profit performance of all operating restaurants and recorded an impairment charge for one under-performing restaurant of $32,000.

Restaurant closure expense increased to $0.4 million for the quarter ended September 9, 2002 compared to $0.1 million for the quarter ended September 10, 2001. These expenses relate to the estimated future cost of surplus properties. The Company maintains a consistent practice of reviewing the reserve and recognizes additional losses, if necessary, to ensure that the reserve is sufficient to meet estimated future requirements. The increase was primarily attributable to the closing of one Company-owned restaurant and one sublease non-renewal recognized in the third quarter of the current year.

Gain on sale of assets increased to $0.6 million for the quarter ended September 9, 2002 from $0.2 million for the quarter ended September 10, 2001. The gain for the third quarter of the current year is primarily the result of three separate property transactions: the sale of one fee-owned site, proceeds from the Alabama Department of Transportation’s enforcement of their right of eminent domain, and a landlord leasehold interest buyout.

Interest expense. Interest expense decreased to $0.7 million, or 1.7% of total revenues for the quarter ended September 9, 2002 from $0.9 million, or 2.4% of total revenues for the quarter ended September 10, 2001. This decrease in interest expense was due to the decrease in debt by approximately $8.6 million since January 2, 2001. In April 2002, the Company repaid debt bearing a 14% interest rate.

Income tax expense. The Company recorded no income tax expense for the quarter ended September 9, 2002. Available federal and state net operating losses will reduce taxable income to zero based upon operations during the year. Management will continue to review the future realization of deferred tax assets. The income tax expense recorded through September 10, 2001 was for estimated federal alternative minimum tax prior to the Jobs Creation and Workers’ Assistance Act of 2002.

Comparison of Historical Results—Three Quarters Ended September 9, 2002 and Three Quarters Ended September 10, 2001

Revenues. Total revenues were $125.5 million for the three quarters ended September 9, 2002, compared to $110.5 million for the three quarters ended September 10, 2001. Company-owned restaurant sales increased by $15.8 million for the three quarters ended September 9, 2002, to $115.0 million, as compared to $99.2 million for the three quarters ended September 10, 2001, due primarily to the increased number of Company-owned restaurants, as compared to the three quarters ended September 10, 2001. The additional restaurants accounted for approximately $18.8 million in additional sales for the first three quarters of 2002. Sales at comparable restaurants, which include only the units that were in operation for the full three quarters being compared, decreased 1.4% for the three quarters ended September 9, 2002 as compared with the three quarters ended September 10, 2001.

Franchise royalty revenue decreased by $0.6 million, while franchise fees decreased slightly by $0.1 million. There was an average of 633 franchised locations during the first three quarters of 2001 as compared to 564 during the first three quarters of 2002. The decrease in franchised locations was due to the acquisition of franchise restaurants by the Company as well as franchise restaurant closings.

Costs and expenses. Restaurant food and paper costs totalled $35.2 million or 30.6% of restaurant sales for the three quarters ended September 9, 2002, compared to $32.9 million or 33.2% of restaurant sales for the three quarters ended September 10, 2001. The decrease in food and paper costs was due to beef costs beginning to soften during the fourth quarter of 2001 through the current quarter while the highest prices were reached in the second quarter of 2001. In addition, gross margin for the promotional campaigns run in the current year were more favorable to the Company compared to the promotions that ran through the third quarter of 2001.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $35.8 million or 31.1% of restaurant sales for the three quarters ended September 9, 2002, compared to $32.6 million or 32.8% of restaurant sales. The decrease in restaurant labor costs as a percentage of revenue compared to the same periods last year was due to operational changes put in place by management. During 2001, emphasis was put on staffing the restaurants so service time would decrease and customer satisfaction would increase. Beginning in 2002, the Company began to focus on more effectively managing labor costs.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $8.1 million or 7.1% of restaurant sales for the three quarters ended September 9, 2002 compared to $8.3 million or 8.4% of restaurant sales for the three quarters ended September 10, 2001. While occupancy expense remained relatively constant, it decreased as a percentage of restaurant sales. The decrease was due primarily to an increase in comparable restaurant sales at California locations by 24.7% and Macon, Georgia locations by 13.7%. In addition, two of the operating restaurants, which were acquired during the first quarter of 2002, are located on land owned by the Company, resulting in additional sales without corresponding rent expense, thereby decreasing occupancy expense as a percentage of sales. Similarly, since September 10, 2001, the company closed eleven locations whose occupancy expense as a percentage of restaurant sales exceeded the current year to date company average by 42.5%.

Restaurant depreciation and amortization totaled $4.2 million or 3.6% of restaurant sales for the three quarters ended September 9, 2002, compared to $2.9 million or 2.9% for the three quarters ended September 10, 2001. The increase was the result of management’s plan to continue to operate 45 Company-owned restaurants, which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during the current year. The increase in depreciation can also be attributed to capital additions over the last four quarters.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totalled $15.6 million, or 13.6% of restaurant sales for the three quarters ended September 9, 2002 compared to $12.9 million, or 13.0% of restaurant sales for the three quarters ended September 10, 2001. Repairs and maintenance, the largest component of this category, increased to 4.4% as a percentage of restaurant sales through September 9, 2002 compared to 3.9% for the three quarters ended September 10, 2001. Utilities decreased to 4.9% as a percentage of sales as a percentage of restaurant sales through September 9, 2002 compared to 5.0% for the three quarters ended September 10, 2001, whereas other costs increased to 4.2% as a percentage of restaurant sales through September 9, 2002 compared to 4.1% for the three quarters ended September 10, 2001. The increase in the category was attributed to additional repair and maintenance as we continue to improve and refurbish the restaurants, additional expenses incurred for maintenance agreements on new POS equipment rolled out during the course of the prior year, as well as increased utilities in acquired company restaurants.

General and administrative expenses were $8.4 million, or 6.7% of total revenues for the three quarters ended September 9, 2002 compared to $8.7 million, or 7.9% of total revenues for the three quarters ended September 10, 2001. These costs have decreased due to a general decrease in corporate costs and decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

Advertising expense increased to $7.0 million, or 6.1% of restaurant sales for the three quarters ended September 9, 2002 from $5.5 million, or 5.5% of restaurant sales for the three quarters ended September 10, 2001. The increase in dollars spent was due to additional advertising in certain markets, as well as an increase in Company-owned restaurants as compared to the three quarters ended September 10, 2001.

Bad debt expense decreased to $0.2 million for the first three quarters of 2002, compared to $0.5 million for the first three quarters of 2001. The decrease in bad debt was due to a recovery of $78,000 during the third quarter of 2002 as well as improved royalty collections experienced during the current year.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000 with a vesting period through 2003. Non-cash compensation recognized for the three quarters ended September 9, 2002 is $69,000 as compared to $76,000 for the three quarters ended September 10, 2001.

Other depreciation and amortization decreased by $1.9 to $0.5 million. The decrease was due to the application of SFAS No. 142 for intangible assets. The goodwill and tradename carried on the books of the company are no longer amortized. Amortization for goodwill and the tradename amounted to approximately $1.6 million for the three quarters ended September 10, 2001. The remaining decrease was attributed to locations acquired in July 2001, which were operated by a franchisee under a separate operating agreement. Depreciation for these locations was classified as other depreciation while operated by the franchisee. As they are now Company-owned, it is classified as restaurant depreciation.

Impairment of long lived assets increased to $0.9 million for the three quarters ended September 9, 2002 compared to $0.2 million for the same three quarters of the prior year. The Company completed an evaluation of properties held for sale obtained appraisals on land and buildings for six locations which resulted in an impairment of $313,000. Likewise, an impairment of $397,000 was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. The Company also reviewed the sales and profit performance of all operating restaurants and recorded an impairment charge for two under-performing restaurants of $211,000.

Restaurant closure expense increased to $0.9 million for the three quarters ended September 9, 2002 compared to a $0.1 million recovery for the three quarters ended September 10, 2001. These expenses relate to the estimated future cost of surplus properties. The Company maintains a consistent practice of reviewing the reserve and recognizes additional losses, if necessary, to ensure that the reserve is sufficient to meet estimated future requirements. Restaurant closure expense increased primarily due to closings of eight Company-owned restaurants.

Gain on sale of assets was $0.7 million for the three quarters ended September 9, 2002 and the three quarters ended September 10, 2001. The gain for the three quarters of the current year is primarily the result of three separate property transactions: the sale of one fee-owned site, proceeds from the Alabama Department of Transportation’s enforcement of their right of eminent domain, and a landlord leasehold interest buyout.

Interest expense. Interest expense decreased to $2.3 million, or 1.9% of total revenues for the three quarters ended September 9, 2002 from $3.6 million, or 3.2% of total revenues for the three quarters ended September 10, 2001. This decrease in interest expense was due to the decrease in debt by approximately $8.6 million since January 2, 2001. The Company paid down and refinanced debt bearing a 30% interest rate in June 2001, while in April 2002, the Company repaid debt bearing a 14% interest rate.

Income tax expense. The Company recorded no income tax expense for the three quarters ended September 9, 2002. Available federal and state net operating losses will reduce taxable income to zero based upon operations through September 9, 2002. Management will continue to review the future realization of deferred tax assets. The income tax expense recorded during the three quarters ended September 10, 2001 was for estimated federal alternative minimum tax prior to the Jobs Creation and Workers’ Assistance Act of 2002.

Liquidity and Capital Resources

We have a working capital surplus of $5.9 million at September 9, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity was primarily due to repayment of the current portion of $1.5 million of 14% debt, utilizing operating profits of $8.0 million for the first three quarters of the year and additional capital contributions of $2.5 million from the exercise of options and warrants into 1,385,880 shares of common stock.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for the three quarters ended September 9, 2002.

On October 7, 2002, the Company received a commitment from a lender for lease financing up to $5 million for property development.

Cash and cash equivalents increased approximately $7.0 million to $14.2 million since the fiscal year ended December 31, 2001. Cash flow provided by operating activities is $13.2 million compared to $8.2 million for the same period last year. Current year cash flows are largely attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, partially offset by the net decrease in accounts payable and accrued liabilities.

Cash flow used for investing activities was $3.1 million and related primarily to capital expenditures at existing restaurants and the acquisition of 23 restaurants from former franchisees net of proceeds from the sale of capital assets in the current year. The capital expenditures related to restaurant level renovation and point-of-sale equipment for acquired restaurants.

Cash used by financing activities was $3.0 million. We paid down $2.7 million of 14% debt, along with other principal payments of $2.9 million. The Company purchased treasury stock for $0.2 million and increased restricted cash by $0.3 million. These outlays were offset against receipts of $2.5 million from issuance of common stock from the exercise of stock options and warrants during the three quarters ended September 9, 2002 as well as issuance of capital leases of $0.6 million.

Critical Accounting Policies:

Our critical accounting policies are as follows:

Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied, (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of September 9, 2002 was approximately $6.4 million. We have recorded deferred gains of $4.5 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $4.0 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.5 of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

Valuation of Long-Lived and Intangible Assets andGoodwill—We assess the impairment of long-lived, identifiable intangible assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 144, we reviewed all restaurants that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a five to fifteen year period. This period of time was selected based upon the lease term and the age of the building, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 121 and SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $1.2 million for the fiscal year 2001 and $0.9 million for the three quarters ended September 9, 2002.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we have also ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $1.6 million of amortization for the three quarters ended September 9, 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values as of the balance sheet date. We will continue our annual evaluation at January 1, 2003.

Allowance for doubtful accounts and accrued liabilities—The preparation of financial statements requires management make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $1.8 million, net of allowance for doubtful accounts of $0.6 million as of September 9, 2002.

Management’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, maintenance, utilities, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from 2 to 8 years.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 also rescinds SFAS No. 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS No. 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company will reflect the adoption of SFAS No. 145 in its Form 10-K for the year ending December 30, 2002. The comparative presentation for the year ending January 1, 2001 will have a reclassification of $229,000 for the loss on the early extinguishment of debt.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. and KPMG Peat Marwick. On March 4, 1999, a complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division. The complaint generally alleges that Mrs. Hawkins was induced into entering into a franchise agreement based upon misrepresentations by the Company and its officers, that the Company violated provisions of Florida’s Franchise Act and Florida’s Deceptive and Unfair Trade Practices Act, breached the franchise agreement and the implied duties of “good faith and fair dealings” relating thereto and engaged in other wrongful conduct. The Company filed an Answer generally denying the substantive allegations of the Complaint and asserted a number of affirmative defenses.

The matter was tried to the Court without a jury commencing on September 30, 2002 and continuing through October 4, 2002. During the course of the trial, Mrs. Hawkins presented evidence in support of her claims and asserted that she was damaged by the Company’s actions in the sum of One Million Fifty Thousand and No/100 Dollars ($1,050,000.00), plus her attorney fees. The Company presented evidence refuting Mrs. Hawkins’ allegations, including her damage claim, and moved for an involuntary dismissal at the conclusion of the trial. The Court took the matter under advisement without issuing a decision and established a lengthy post-trial briefing schedule. The Company continues to believe that this lawsuit is without merit, and intends to continue to defend it vigorously. No estimate of any possible loss or range of loss resulting from the lawsuit, except for the before-described trial evidence regarding damages presented by Mrs. Hawkins, can be made at this time.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2002

99.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2002

(b)	Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On September 20, 2002, the Company issued a news release entitled “Checkers/Rally’s Introduces New Honey Grilled Chicken Sandwich”.

On October 1, 2002, the Company issued a news release entitled “Checkers(r)/Rally’s(r) “You Gotta EatSM” Ad Wins Top Industry Advertising Award”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: October 18, 2002	By:	/s/ Daniel J. Dorsch
President and Chief Executive Officer

Date: October 18, 2002	By:	/s/ David G. Koehler
Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Daniel J. Dorsch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 18, 2002	/s/ Daniel J. Dorsch
Daniel J Dorsch
President, Chief Executive Officer and Director

******************

I, David G. Koehler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 18, 2002	/s/ David G. Koehler
David G. Koehler
Vice-President and Chief Financial Officer

********************

September 9, 2002 FORM 10-Q
Checkers Drive-In Restaurants, Inc.
Index to Exhibits

Exhibit Number	Exhibit Title
99.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2002
99.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2002