Form 10-K
period 2002-12-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2003-03-27
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19649

Checkers Drive-In Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1654960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4300 West Cypress Street, Suite 600
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 283-7000

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12 (g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☑      No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of February 24, 2003 was 12,274,486 shares. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at the close of business on June 17, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84.4 million. For purposes of the foregoing calculation only, all directors, executive officers and affiliated corporations through directors of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 29, 2003.

CHECKERS DRIVE-IN RESTAURANTS, INC.

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

General

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”) is in the business of operating and franchising Checkers and Rally’s Hamburgers restaurants. We are the single largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two similar quick-service restaurant chains, Checkers and Rally’s Hamburgers (Rally’s), which were merged in August 1999. Both companies were founded on a simple premise—serve the highest quality food, made fresh-to-order, served quickly and at a fair price.

The Company has developed and owns a comprehensive system for developing and operating double drive-thru restaurants, which includes trademarks, building designs and layouts, equipment, ingredients, recipes and specifications for authorized food products, methods of inventory control and certain operational and business standards.

At December 30, 2002, there were 784 restaurant locations, consisting of 248 Company-owned restaurants and 536 franchisee-owned restaurants. Of the 784 locations, 386 are Rally’s restaurants operating in 17 different states and 398 are Checkers restaurants operating in 20 different states and the District of Columbia. Two of the owned restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest. Checkers was founded in 1986 and Rally’s was founded in 1985.

Our financial information, including the information contained in this report filed on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to the above mentioned reports, may be viewed on the Internet at www.checkers.com. Copies are also available, without charge, from Checkers Drive-In Restaurants, Inc., Investor Relations, 4300 West Cypress Street, Suite 600, Tampa, FL 33607. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Recent Developments

On January 6-7, 2003, we closed four Rallys’ restaurants in and around Bakersfield, CA. On February 25, 2003, we closed two additional restaurants, one located in Philadelphia, PA and another in New Orleans, LA. The related impairment charges and lease reserves associated with these closings were reported in the financial statements for fiscal 2002 because management commenced its plan for closing the restaurants during fiscal 2002.

On March 19, 2003, the Company announced that it would repurchase up to 1.3 million shares of its common stock. The repurchase plan calls for the Company to repurchase common stock from time to time in the open market or in privately negotiated block purchase transactions at the discretion of management.

Concept and Strategy

The Company operates under two brands “Checkers®” and “Rally’s Hamburgers®”. The Company’s operating concept for both brands are very similar which includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing distinctive restaurant design that features a “double drive-thru” concept and creates significant curb appeal; (iii) providing fast service using a “double drive-thru” design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) unique and great tasting quality food and drinks made fresh to order at a fair price. The Company’s primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Restaurant Locations

As of December 30, 2002, there were 248 Company-owned and operated restaurants in thirteen states (including two restaurants owned by joint venture partnerships in which we have interests of 51% and 75%) and 536 restaurants operated by our franchisees in 25 states and the District of Columbia. The following table sets forth the locations of each restaurant:

Region	StateName	Company	Franchise	Grand Total

Southeast	Florida	82	106	188
	Georgia	43	40	83
	Alabama	—	39	39
	Kentucky	1	35	36
	Tennessee	14	4	18
	Virginia	—	19	19
	North Carolina	—	9	9
	South Carolina	—	10	10
	Mississippi	1	9	10
	West Virginia	—	6	6
	Washington, D.C.	—	2	2

Southeast Total		141	279	420

North Central	Ohio	20	69	89
	Indiana	20	33	53
	Michigan	10	16	26
	Missouri	—	20	20
	Illinois	—	18	18
	Wisconsin	—	4	4
	Iowa	—	2	2

North Central Total		50	162	212

Northeast	Maryland	—	22	22
	New York	—	15	15
	New Jersey	—	13	13
	Pennsylvania	12	—	12
	Delaware	1	—	1

Northeast Total		13	50	63

Southwest	California	19	22	41
	Arizona	3	1	4

Southwest Total		22	23	45

South Central	Louisiana	22	12	34
	Arkansas	—	9	9
	Texas	—	1	1

South Central Total		22	22	44

Grand Total		248	536	784

During fiscal 2002, 10 restaurants were opened or reopened, consisting of 8 franchisee operated restaurants and two Company-owned restaurants. During the same period, 47 restaurants were closed, consisting of 40 franchisee operated restaurants and seven Company-owned restaurants. Also during fiscal 2002, we reacquired or repossessed 23 restaurants from franchisees and sold 5 company-owned restaurants to franchisees. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and company operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

Site Selection

The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential Company-owned restaurant site prior to final selection of the site. In evaluating particular sites, we consider various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. We also review competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-owned and operated restaurants are located on leased land and we intend to continue to use leased sites where possible.

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

The Rally’s standard restaurant presents a distinctive design which conveys a message of “clean and fast” to the passing motorist. The Checkers standard restaurant is designed around a 1950’s diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Both Rally’s and Checkers’ restaurants utilize a “double drive-thru” concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company’s sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and “fun” eating experience. Although each sandwich is made-to-order, the Company’s objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling a second order before the prior order is completed and totaled, thereby increasing the speed of service to the customer and the opportunity to increase sales per hour. It also provides better inventory and labor costs control and permits the monitoring of sales volumes and product utilization.

The Company’s restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

Menu

Extensive research and focus group testing indicates customers recognize the uniqueness and superior quality of our food over other competing quick-serve restaurant food products. The signature flavors and distinctive products that our menus offer keep people coming back, again and again.

The menu at Checkers is a hamburger product line including the original ¼ pound Champ Burger®, a fully dressed and seasoned “made-to-order” burger, all white-meat chicken sandwiches, all beef hotdogs—including chili-cheese dogs, Checkers Famous Fries™, Coca-Cola soft drinks, super thick shakes and ice cold soft-serve treats. The menu at Rally’s is a hamburger product line including the signature Big Buford®, a fully dressed double cheeseburger, all white-meat chicken sandwiches, all beef hot dogs—including chili-cheese dogs, Rally’s seasoned fries, Coca-Cola soft drinks, super thick shakes and ice cold soft-serve treats. The limited menus are designed to deliver quality, a high taste profile and unmatched speed of delivery. We are engaged in product development research and seek to enhance variety through many, limited time only product promotions throughout the year.

Marketing Program

Our award winning marketing campaign focuses on our customers demanding lifestyles: carting several kids to-and-from sporting events, longer workdays, shorter lunch hours, pursuing numerous personal hobbies and interests, etc. With all these demands, a lot of meals are eaten while on the run. However, one fact remains constant—you gotta eat. That’s the premise we used as the blueprint to build our marketing campaign. We took those three words and made them our tagline, “You Gotta EatSM”. The campaign developed was music driven and centered around an energetic, singable, can’t-get-it-out-of-your-head song, with a message that resonated with our expanded target audience while capturing the flavor and personality that Checkers and Rally’s has long been known for with its loyal customer base. But not just a television advertising campaign, we put “You Gotta EatSM” on everything—cups, bags, wrappers, crew uniforms, and anything that had to deal with our brands. The campaign has proven to be very successful. When the campaign is launched in a given market, same restaurant sales have quickly and significantly moved up positively in an industry segment that remains relatively flat. Our markets continue to be on television more than ever before. We will continue to build on the tagline “You Gotta EatSM” in 2003 and beyond. Our updated 2003 advertising campaign creatively utilizes our extensive consumer research into how and why our customers seek Checkers and Rally’s to satisfy their appetite. Television is the primary medium for our advertising campaign, but it is also promoted through print, radio, point-of-purchase and outdoor signage.

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

As of December 30, 2002, we employed approximately 4,500 employees, substantially all of which were restaurant personnel. Most employees other than restaurant management and certain corporate personnel are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant industry. We also believe we have good employee relations. None of the Company’s employees are covered by a collective bargaining agreement.

Supervision and Training

Each new franchisee and restaurant manager attends a comprehensive training program. The program was developed by the Company to enhance consistency of restaurant operations and is considered by management as an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company’s operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. In addition, continuing training classes for both Company-operated and franchise restaurant personnel have been developed. After a restaurant is opened, we continue to monitor the operations of both franchised and Company-operated restaurants to assist in the consistency and uniformity of operation.

We also employ Franchise Business Consultants, who have been fully trained by us, to assist franchisees in implementing our operating procedures and policies once a restaurant is open. As part of these services, the Franchise Business Consultants rate the restaurant’s hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the Franchise Business Consultant’s findings with deficiencies, if any noted, and recommended procedures to correct such deficiencies.

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

Joint Venture Restaurants

As of December 30, 2002, there were two restaurants owned by separate general partnerships in which we own interests of 51% and 75%. These restaurants are consolidated in our financial statements. We are the administrative partner of both joint venture restaurants and as such we receive a fee for management services of 1% to 2.5% of gross sales. In addition, both joint venture restaurants pay the standard royalty fee which is 4% of gross sales.

Inflation

Food and labor costs are significant inflationary factors in the Company’s operations. Many of our employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company’s costs. In addition, some of our leases require us to pay base rents with escalation provisions based on the consumer price index, percentage rents based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. We have generally been able to offset the effects of inflation to date through small menu price increases. There can be no assurance that we will be able to continue to offset the effects of inflation through menu price increases.

Working Capital

The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

We ended fiscal 2002 with working capital of $5.3 million as compared to $2.5 million deficit at December 31, 2001. The change in liquidity was primarily due to the repayment of the current portion of $1.5 million of 14% debt, operating cash flows, and additional capital contributions of $2.6 million from the exercise of options and warrants into 1,402,874 shares of common stock.

Seasonality

The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

Strategy.    We encourage controlled development of franchised restaurants in our existing markets, as well as in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 536, or 68%, of the total restaurants open at December 30, 2002. In the future, our success will continue to be dependent upon our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally’s concepts and our reputation for quality and speed of service.

Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate to open in 2003, or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. We have registered our trademarks in various foreign countries in the event we develop additional international markets. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States.

Franchisee Support Services.    We maintain a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a team to the restaurant to assist the franchisee during the first four days that the restaurant is open. This team monitors compliance with the Company’s standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee’s management team described under “Restaurant Operations—Supervision and Training” above. We also employ Franchise Business Consultants (“FBC’s”), who have been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the FBC rates the restaurant’s hospitality, food quality, speed of service, cleanliness and maintenance of facilities. The franchisees receive a written report of the FBC’s findings, with deficiencies, if any, and noted, recommended procedures to correct such deficiencies.

Franchise Agreements.    The franchise agreement grants to the franchisee an exclusive license at a specified location to operate a restaurant in accordance with the Checkers and Rally’s systems and to utilize the

Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of the current franchise agreement is generally 20 years. Upon expiration of the franchise term, the franchisee will generally be entitled to acquire a successor franchise for the restaurants on the terms and conditions of the Company’s then current form of franchise agreement if the franchisee remains in compliance with the franchise agreement throughout its term and if certain other conditions are met, including the payment of a fee equal to 25% of the then current franchise fee.

In some instances, we grant to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic area (the “Franchised Area”) and thereafter to operate each restaurant in accordance with the terms and conditions of a franchise agreement. In that event, the franchisee ordinarily signs two agreements, an area development agreement and a franchise agreement. Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the Franchised Area during the term of the area development agreement (normally a maximum of five years) after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. The Company may terminate the area development agreement of any franchisee that fails to meet its development schedule.

The franchise agreement and area development agreement require that the franchisee select proposed sites for restaurants within the franchised area and submit information regarding such sites to us for our review, although final site selection is at the discretion of the franchisee. We do not arrange or make any provisions for financing the development of restaurants by our franchisees. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the Company’s specifications. We provide a training program for management personnel of our franchisees at our corporate office. Under the terms of the franchise agreement, the Company has mandated standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published from time to time in the Company’s operations manual.

We may terminate a franchise agreement for several reasons including the franchisee’s bankruptcy or insolvency, default in the payment of indebtedness to the Company or suppliers, failure to maintain standards set forth in the franchise agreement or operations manual, continued violation of any safety, health or sanitation law, ordinance or governmental rule or regulation or cessation of business. In such event, we may also elect to terminate the franchisee’s area development agreement.

Franchise Fees and Royalties.    Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee together totaling $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per restaurant, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant’s gross sales (as defined) and to expend certain amounts for advertising and promotion.

Competition

Our restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. In certain markets, we will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company’s sales and earnings in the affected markets. In addition, with respect to selling franchises, we compete with many franchisors of restaurants and other business concepts.

Trademarks and Service Marks

We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Rally’s Hamburgers®”, “One of a Kind Fries®”, “Big Buford®”, “Checkers®”, “Checkers Burger•Fries•Colas®”, “Champ Burger®” and “You Gotta EatSM”. It is the Company’s policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Foreign Operations

The Company receives royalties from franchisees in a foreign market. Royalty revenues recorded for fiscal 2002 were approximately $3,000 for Israel. All of the franchise locations in Puerto Rico and Israel were closed during 2002.

Government Regulation

The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company is also subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and in certain cases, dictating substantive standards that govern the relationship between franchisors and franchisees, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements.

Environmental Matters

The Company is subject to various federal, state and local environmental laws. These laws govern discharges to air and water from the Company’s restaurants, as well as handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. The Company may be responsible for environmental conditions relating to its restaurants and the land on which the restaurants are located or were located, regardless of whether the restaurants or land in question are leased or owned and regardless of whether such environmental conditions were created by the Company or by a prior owner, tenant, or other third party.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Item 1. Business,” “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgement of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors That May Affect Results of Operations and Financial Condition”.

ITEM 2.    PROPERTIES

We owned 248 restaurants as of December 30, 2002, inclusive of the two restaurants owned by joint venture partnerships. We held ground leases on 211 of these restaurants and owned the land on the remaining 37. Our leases are generally written for a term of 20 years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

As of December 30, 2002, we leased 398 parcels of land. Of these, we operated 211 Company-owned restaurants on the land, 164 are subleased and 23 are surplus vacant. In addition, we owned 19 parcels of land of which 16 were subleased and three remained vacant at December 30, 2002.

Thirty-three restaurants owned or subleased are subject to a mortgage in favor of GE Capital Franchise Finance Corporation. In addition, 56 restaurants secure our primary debt with Textron Financial Corporation.

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

The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the Amended Complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud, breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida’s Franchise Act.

The Company has entered into a tentative agreement to resolve the above-referenced litigation that is subject to the negotiation of a satisfactory formal written settlement agreement. The proposed agreement calls for the Company to pay the Plaintiffs a total of $902,301 consisting of an immediate payment to the Plaintiffs of accrued royalty fees and National Production Fund (i.e., advertising) contributions due the Company under the Plaintiffs’ franchise agreements which were placed in escrow pursuant to a stipulated court order and the remainder to be paid in equal monthly installments ending in August of 2005. As of December 30, 2002, the amount before-described escrow account totaled $622,553. The before-described negotiations have been protracted and there is no assurance that a final agreement can be achieved between the parties.

The Company has made demand upon its Directors and Officers insurance carrier to pay a portion of the before-described settlement amount in accordance with its contract of insurance. The insurance company has denied the demand, but negotiations between the Company and the insurance company to resolve the dispute are currently underway.

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

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”), James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151,331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151,330 and that Gagne was damaged as a result thereof in the amount of $151,330; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

The foregoing judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury’s verdict in August of 1999; (ii) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of § 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate and entered summary judgment as to the Company’s affirmative defenses of setoff and recoupment. In lieu of filing a supercedes bond, the Company satisfied the foregoing two judgments and appealed the summary judgment to the Second District Court of Appeal. That appeal remains pending. The reciprocal motions for attorney fees also remain pending in the state court. The Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company’s right of setoff arising from Tampa Checkmate’s liability to the Company under the promissory note described above.

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

The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company’s claim of setoff and the Bankruptcy Court accepted Tampa Checkmate’s argument and determined that it would apply whatever determination was made by the Second District Court of Appeal regarding the Company’s appeal of the February 4, 2002 order to the Company’s motion.

Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc.    On March 4, 1999, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. The Complaint generally alleges that Dorothy Hawkins (“Hawkins”) was induced into entering into a franchise agreement based upon misrepresentations by the Company and its officers, that the Company violated provisions of Florida’s Franchise Act and Florida’s Deceptive and Unfair Trade Practices Act, breached the franchise agreement and the implied duties of “good faith and fair dealings” relating thereto and engaged in other wrongful conduct. The matter was tried by the court sitting without a jury commencing on September 30, 2002 and ending on October 4, 2002. On March 20, 2003, the trial court entered its Findings of Fact, Conclusions of Law, and Judgment in favor of the Company and against Hawkins and dismissed each of the causes of action asserted by Hawkins. The trial court’s decision, like all final judgments, is subject to being appealed by Hawkins. In the event such an appeal is filed, the Company intends to continue to vigorously defend the matter.

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc.    The case was filed on October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a

Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas.    The case was filed on November 9, 2000, and is before the American Arbitration Association, Tampa, Florida. Checkers Drive-In Restaurants, Inc. initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations in the counterclaim.

YOUGOTTAEAT, Inc. v. Checkers Drive-In Restaurants, Inc. and Kasheed Ahmad, d/b/a Checkers Elmont.    On February 13, 2003, a Complaint was filed against the Company in the United States District Court for the Eastern District of New York, Brooklyn Office. The Complaint asserts claims under federal and state law contesting the Company’s right to use its “Yougottaeat” service mark. No investigation or discovery has been conducted as of the date of this note and no estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHKR”. As of February 24, 2003, there were approximately 22,000 stockholders of record of our common stock. The following table below sets forth the high and low closing sales price quotations of the Company’s common stock, as reported on the NASDAQ National Market, for the periods indicated.

2002
Quarter Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$11.42	$13.50	$11.90	$8.25
Low	5.91	9.84	6.92	6.25
2001
Quarter Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$5.94	$6.40	$7.00	$7.11
Low	3.73	4.34	4.92	4.60

Dividends

We have not declared or paid any dividends on our common stock since incorporation and do not intend to do so in the foreseeable future. Dividends are restricted under the terms of our notes payable.

Future Registrations

None.

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows our selected financial data. On August 9, 1999, Checkers merged with Rally’s. The merger was accounted for as a reverse acquisition whereby Rally’s was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally’s owned a majority of the outstanding common stock of Checkers subsequent to the merger. The fiscal 1998 financial information presented herein represents the financial results of Rally’s only. The fiscal 1999 financial information includes the results of Rally’s for the entire year and the results of Checkers for the period from August 9, 1999 to January 3, 2000. The fiscal 2002, 2001 and 2000 financial information includes the results of the merged companies. The selected historical statement of operations and historical balance sheet data presented have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2000 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

Consolidated Statements of Operations

For the years ended(1)

(In thousands, except per share amounts and statistical data)

	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000	December 28, 1998
Company restaurant sales	$164,063	$145,442	$162,804	$192,340	$139,602
Other revenues	14,983	16,170	18,386	9,495	5,350

Total revenues	179,046	161,612	181,190	201,835	144,952

Operating income (loss)(2)(5)	158	7,431	7,822	(16,671)	1,401
Other expenses	(1,825)	(3,034)	(5,955)	(9,217)	(8,684)

Income (loss) before taxes	(1,667)	4,397	1,867	(25,888)	(7,283)
Income tax expense (benefit)	39	62	(475)	—	252

Net income (loss)	$(1,706)	$4,335	$2,342	$(25,888)	$(7,535)

Basic earnings (loss) per share	$(0.14)	$0.43	$0.25	$(3.89)	$(1.67)

Diluted earnings (loss) per share:	$(0.14)	$0.36	$0.23	$(3.89)	$(1.67)

Weighted average number of common shares outstanding:
Basic	11,895	10,139	9,419	6,657	4,506

Diluted	11,895	11,908	10,194	6,657	4,506

Selected Operating Data

As of and for the years ended

(In thousands)

	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000	December 28, 1998
Systemwide sales(3)	$529,642	$546,149	$536,511	$401,964	$286,876

Restaurants open at end of period:
Company	248	235	195	367	226
Franchised	536	586	659	540	249

Total	784	821	854	907	475

Consolidated Balance Sheet Data(4)

(In thousands)

	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000	December 28, 1998
Working capital	$5,286	$(2,474)	$(8,990)	$(27,451)	$(4,129)
Total assets	$125,035	$127,260	$125,998	$165,653	$123,306
Long-term debt and obligations under capital leases, including current portion	$30,984	$36,916	$40,538	$80,767	$70,307
Total stockholders’ equity	$60,529	$59,624	$50,934	$46,663	$34,519
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	The information presented for the period ending January 3, 2000 reflects the results for Rally’s for the full year and only the post merger period from August 10, 1999 to January 3, 2000 for Checkers. Fiscal 1998 includes Rally’s only. Fiscal 2002, 2001 and 2000 include the results of the merged companies.
(2)	Includes asset impairment charges of approximately $7.4 million, $1.2 million, $0.6 million, $22.3 million and $3.4 million for fiscal 2002, 2001, 2000, 1999 and 1998, respectively.
(3)	Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants.
(4)	The consolidated balance sheets presented as of December 30, 2002, December 31, 2001 January 1, 2001 and January 3, 2000 represent the combined balance sheet of the merged entity. The operating data for December 28, 1998 reflects Rally’s only.
(5)	See Note 1(i) to the 2002 consolidated financial statements for a discussion of our change in accounting for goodwill and its impact on 2002 operating results.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the business of operating and franchising Checkers and Rally’s restaurants. We are the single largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two similar quick-service restaurant chains, Checkers and Rally’s Hamburgers (Rally’s), which were merged in August 1999. Both companies were founded on a simple premise – serve the highest quality food, made fresh-to-order, served quickly and at a fair price.

At December 30, 2002, the Company’s system included 784 restaurants, comprised of 248 Company-owned and operated and 536 franchised restaurants. At December 30, 2002, there were 386 Rally’s restaurants operating in 17 different states and there were 398 Checkers restaurants operating in 20 different states and the District of Columbia. As of December 30, 2002, our ownership interest in Company-operated restaurants is in one of two forms: (i) 100% ownership of 246 restaurants and (ii) a 51% and 75% ownership interest in two partnerships which own the restaurants (a “Joint Venture Restaurant”). The Joint Venture Restaurants’ operations are consolidated in the financial statements of the Company. In fiscal 2002, we opened two and closed seven restaurants. Subsequent to December 30, 2002, we closed four Rallys’ restaurants in and around Bakersfield, CA and two additional restaurants located in Philadelphia, PA and New Orleans, LA. Franchisees opened 8 and closed 40 restaurants, in fiscal 2002. Also during fiscal 2002, we reacquired or repossessed 23 restaurants from franchisees and sold 5 company-owned restaurants to franchisees.

Restaurants Operating in the System

For the Quarters Ended

	March 26, 2001	June 18, 2001	Sept. 10, 2001	Dec. 31, 2001	March 25, 2002	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002
Company-operated:
Beginning of quarter	195	207	207	236	235	255	253	248
Openings/transfers in	29	—	29	1	23	2	—	—
Closings/transfers out	(17)	—	—	(2)	(3)	(4)	(5)	—

End of quarter	207	207	236	235	255	253	248	248

Franchise:
Beginning of quarter	659	638	640	606	586	540	541	541
Openings/transfers in	17	5	1	5	—	3	7	3
Closings/transfers out	(38)	(3)	(35)	(25)	(46)	(2)	(7)	(8)

End of quarter	638	640	606	586	540	541	541	536

	845	847	842	821	795	794	789	784

We receive revenues from restaurant sales, franchise fees and royalties. Our revenues also included payments resulting from an operating agreement with CKE through July 3, 2001, at which time the agreement terminated. These revenues are included in franchise fees and other income in the accompanying consolidated financial statements for 2001 and 2000. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising expense relates directly to Company-owned restaurants. Other expenses, such as other depreciation and amortization, and general and administrative expenses, relate both to Company-owned restaurant operations and franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

Effective November 30, 1997, Checkers and Rally’s entered into a Management Services Agreement (“Agreement”) whereby Checkers provided accounting, technology, and other functional and management services to predominantly all of the operations of Rally’s. Checkers received fees from Rally’s relative to the shared departmental costs times the respective restaurant ratio. Upon completion of the Merger, this Agreement was terminated. During the period from December 29, 1998 through August 9, 1999, Checkers charged Rally’s $4.7 million in accordance with the Agreement.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Revenues:
Restaurant sales	91.6%	90.0%	89.9%
Franchise royalty revenue	8.2%	9.6%	7.9%
Franchise fees and other income	0.2%	0.4%	2.2%

	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant food and paper costs(1)	30.7%	32.6%	31.6%
Restaurant labor costs(1)	31.8%	32.2%	33.1%
Restaurant occupancy expense(1)	7.6%	8.1%	6.4%
Restaurant depreciation and amortization(1)	3.8%	3.1%	2.6%
Other restaurant operating expenses(1)	13.6%	12.9%	12.1%
General and administrative expenses	6.8%	7.3%	8.0%
Advertising(1)	6.3%	5.6%	6.4%
Bad debt expense	0.2%	0.5%	0.4%
Non-cash compensation	0.0%	0.0%	1.0%
Other depreciation and amortization	0.4%	2.1%	2.9%
Impairment of long-lived assets	4.1%	0.7%	0.0%
Loss from restaurant closures	2.9%	0.4%	0.3%
Gain on sales of assets	(0.4)%	(0.6)%	0.0%
Loss from the early extinguishment of debt	0.0%	0.0%	(0.1)%

Operating income	0.1%	4.6%	4.3%

Other income (expense):
Interest income	0.8%	1.1%	0.4%
Interest expense (including interest-loan cost and bond discount amortization)	(1.8)%	(3.0)%	(3.6)%

Income (loss) before minority interest and income taxes	(0.9)%	2.7%	1.1%
Minority interest in operations of joint ventures	0.0%	0.0%	0.0%

Income (loss) before income taxes	(0.9)%	2.7%	1.1%
Income tax expense (benefit)	0.1%	0.0%	(0.2)%

Net income (loss)	(1.0)%	2.7%	1.3%

Number of restaurants—Company-owned and franchised(2):
Restaurants open at the beginning of period	821	854	907

Company-owned restaurants opened, closed or transferred, net during period	13	40	(172)
Franchised restaurants opened, closed or transferred, net during period	(50)	(73)	119

Total restaurants acquired, opened, closed or transferred, net during period	(37)	(33)	(53)

Total restaurants open at end of period	784	821	854

(1)	As a percentage of restaurant sales.
(2)	Number of restaurants open at end of period.

Results of Operations

Comparison of Historical Results—Fiscal Years 2002 and 2001

Revenues.    Total revenues were $179.0 million for the year ended December 30, 2002, compared to $161.6 million for the year ended December 31, 2001. Company-owned restaurant sales increased by $18.7 million for the year, from $145.4 million in fiscal 2001, to $164.1 million in fiscal 2002. The primary reason for the increase was the addition of 25 restaurants during fiscal 2002 and the full year of revenues for restaurants acquired during fiscal 2001. Restaurants added during the current year accounted for approximately $10.7 million of the increase while restaurants acquired in 2001 accounted for approximately $10.3 million of the increase. The increase in revenues from these additional restaurants was partially offset by the closure or transfer of 12 restaurants and negative year-over-year comparable sales of 0.17% for fiscal 2002.

Franchise royalties decreased by $0.9 million as compared to 2001 primarily as a result of the decrease in franchise restaurant locations during fiscal 2002 as compared to fiscal 2001. The acquisition of franchise restaurants by the Company during both 2001 and 2002 contributed to the decrease in franchise restaurants. A decrease in year-over-year comparable sales of 1.8% at franchise locations also contributed to the decrease in royalties.

Franchise fees and other income decreased $0.3 million in fiscal 2002 as compared to fiscal 2001. The decrease is primarily the result of franchise transfer fees received in 2001 for the transfer of approximately 70 restaurants between franchisees in fiscal year 2001.

Costs and expenses.    Restaurant food and paper costs totaled $50.4 million or 30.7% of restaurant sales in fiscal 2002 compared with 32.6% in fiscal 2001. The decrease in these costs as a percentage of restaurant sales was due to decreased beef and cheese prices during the current fiscal year as compared to the prior fiscal year. In addition, gross margin for the promotional campaigns run in the current year were more favorable to the Company compared to the promotions that ran in fiscal 2001.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, bonuses and related taxes totaled $52.1 million or 31.8% of restaurant sales for fiscal 2002 compared with $46.9 million or 32.2% for fiscal 2001. The decrease in restaurant labor costs as a percentage of revenue compared to the prior year was due to operational changes put in place by management. During 2001, emphasis was put on staffing the restaurants so service time would decrease and customer satisfaction would increase. Beginning in 2002, the Company began to focus on more effectively managing labor costs. More effective labor management offset increased workers’ compensation costs experienced during 2002.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $12.5 million or 7.6% of restaurant sales in 2002 compared with $11.8 million or 8.1% in 2001. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales in the California market by 21.4% for six comparable periods of 2002, and the increase in comparable restaurant sales in the Macon, GA market by 6.3% for five comparable periods of 2002, although total company year-over-year comparable sales decreased in 2002.

Restaurant depreciation and amortization totaled $6.2 million or 3.8% of restaurant sales for fiscal 2002 compared to $4.5 million or 3.1% for fiscal 2001. The increase was the result of management’s plan to continue to operate 45 Company-owned restaurants which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during the current year. The increase in depreciation was also due to capital additions over the last four quarters.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $22.3 million, or 13.6% of restaurant sales for the year ended December 30, 2002 compared to $18.7 million, or 12.9% of restaurant sales for the year ended December 31, 2001. Repairs and maintenance, the largest component of this category, increased to 4.5% as a percentage of restaurant sales for 2002 compared to 3.9% for 2001. Utilities remained consistent at 4.9% as a percentage of restaurant sales for 2002 and 2001, whereas other costs increased to 4.2% as a percentage of restaurant sales for 2002 compared to 4.1% for 2001. The increase in the category was attributed to additional repair and maintenance as we continue to improve and refurbish the restaurants, additional expenses incurred for maintenance agreements on new POS equipment rolled out during the course of the prior year, as well as increased utilities in acquired company restaurants.

General and administrative expenses were $12.1 million, or 6.8% of total revenues for fiscal 2002 compared to $11.7 million, or 7.3% of total revenues for fiscal 2001. These costs have decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

Advertising expense increased approximately $2.2 million to $10.3 million, or 6.3% of restaurant sales for 2002 compared with 5.6% for 2001. The increase was due to an increase in the average number of Company-owned restaurants operated during fiscal 2002 as compared to fiscal 2001, incremental marketing to spur sales and increase brand awareness in regions where the Company began operating restaurants which were previously franchise only regions, and additional outlays to roll out our soft-serve treats.

Bad debt expense decreased to $0.3 million for 2002, compared to $0.8 million for 2001. The decrease in bad debt was due to a recovery of $78,000 during 2002, as well as improved royalty collections experienced during the current year.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized in fiscal 2002 and 2001 was $0.1 million for those options granted with a vesting period through 2003.

Other depreciation and amortization decreased by $2.7 to $0.7 million. The decrease was due to the adoption of SFAS No. 142 for intangible assets on January 1, 2002. As a result, the goodwill and tradename carried on the books of the company are no longer amortized. Upon adoption of SFAS No. 142, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required. Amortization for goodwill and the tradename amounted to approximately $2.4 million for 2001. The remaining decrease was attributed to locations acquired in July 2001, which were operated by a franchisee under a separate operating agreement. Depreciation for these locations was classified as other depreciation while operated by the franchisee. As they are now Company-owned, it is classified as restaurant depreciation.

During 2002, the Company recognized $7.4 million in impairment charges. The Company completed an evaluation of properties held for sale by obtaining appraisals on land and buildings for six locations which resulted in an impairment of $0.3 million. Likewise, an impairment of $0.8 million was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. An additional $0.7 million charge was taken for 5 restaurant buildings in New Orleans, which management initiated plans during 2002 to replace in 2003. The Company also reviewed historical and projected cash flows of all operating restaurants and recorded impairment charges for 58 under-performing restaurants of $5.6 million. During fiscal 2001, the Company recorded impairment charges of $1.2 million.

During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. The company remains obligated to make ongoing lease payments on 24 vacant sites and 9 other sites which are subleased for less than the Company’s lease cost. Management was successful in reducing 43 surplus properties down to 33 during 2002. However, the lease reserve was increased during 2002 on these remaining sites to 100% of all future lease obligations because the current economy and the lack of current alternative investment opportunities have hindered the Company’s ability to negotiate out of these sites on reasonable terms. Notwithstanding, management will continue to attempt to negotiate out of these leases. During fiscal 2001, the Company recognized losses of $0.6 million from restaurant closures.

Interest Income.    Interest income decreased to $1.4 million during fiscal 2002 as compared to $1.9 million during fiscal 2001 primarily due to lower interest rates during 2002.

Interest Expense.    Interest expense decreased to $3.2 million, or 1.8% of total revenues for the year ended December 30, 2002 from $4.8 million, or 3.0% of total revenues for the year ended December 31, 2001. This decrease in interest expense was due to decreased interest rates on our variable long-term debt and the decrease in our debt balance by approximately $9.6 million since January 2, 2001. The Company paid down and refinanced debt bearing a 30% interest rate in June 2001, while in April 2002, the Company repaid debt bearing a 14% interest rate.

Income Tax.    The Company’s 2002 income tax expense represents income taxes assessed at the state level for states which the Company does not have any available net operating losses available or the state has suspended the use of net operating losses during 2002. The Company’s 2001 income tax expense represented federal alternative minimum tax based upon estimated federal alternative minimum taxable income after utilizing the allowable portion of our net operating loss carryforwards, prior to the Jobs Creation and Workers’ Assistance Act of 2002.

A valuation allowance is currently provided for 100 percent of the net deferred tax assets. Management will continue to evaluate the future realization of the deferred tax assets. The benefit related to the net deductible temporary differences and net operating loss and credit carryforwards will be recognized as a reduction of income tax expense and goodwill when realization is more likely than not to occur.

Comparison of Historical Results—Fiscal Years 2001 and 2000

Revenues.    Total revenues were $161.6 million for the year ended December 31 2001 compared to $181.2 million for the year ended January 1, 2001. Company-owned restaurant sales decreased by $17.4 million for the year, from $162.8 million in fiscal 2000, to $145.4 million in fiscal 2001. The primary reason for the decrease was the result from the sale of 89 restaurants to franchisees during the third and fourth quarters of fiscal 2000.

Sales at comparable restaurants, which include only the units that were in operation for the full years being compared, increased 11.2% in 2001 as compared with 2000.

Franchise royalties increased by $1.1 million primarily as a result of the Company-owned restaurants sold to franchisees during the third and fourth quarters of fiscal 2000. Royalties on these restaurants were recognized for a full year during 2001. The increase is also attributed to increased average restaurant sales during fiscal 2001 as compared to 2000.

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

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, bonuses and related taxes totaled $46.9 million or 32.2% of restaurant sales for fiscal 2001 compared with $53.8 million or 33.1% for fiscal 2000. The primary reason for the decrease as a percentage of sales is the result of volume efficiencies gained from increased average restaurant sales.

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

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized in fiscal 2001 was $0.1 million for those options granted with a vesting period through 2003. Non-cash compensation recognized in fiscal 2000 was $1.7 million for both those options which immediately vested and those with vesting periods through 2003.

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

During 2001, the Company recognized losses of $0.6 million from restaurant closures related to the estimated future cost of surplus properties. The Company maintains a consistent practice of reviewing the reserve for future expenses and recognizes additional loss to ensure the reserve is sufficient to meet estimated future requirements.

During 2000, the Company recognized a net loss of $229,000 from the early extinguishment of debt. This amount was previously reported as an extraordinary item and has been reclassified and included in operating income, as the Company adopted SFAS No. 145 for the year ending December 30, 2002. The net loss was primarily due to the write-off of deferred financing costs related to the early repayment of the Textron Financial Corporation Loan B.

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

Income Tax.    The Company’s 2001 income tax expense represents federal alternative minimum tax based upon estimated federal alternative minimum taxable income after utilizing the allowable portion of our net operating loss carryforwards, prior to the Jobs Creation and Workers’ Assistance Act of 2002. The Company’s 2000 income tax benefit was approximately $475,000 resulting primarily from a $623,000 favorable tax ruling in fiscal 2000.

Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures.

We have a working capital surplus of $5.3 million at December 30, 2002 as compared to a $2.5 million deficit at December 31, 2001. This change was primarily due to repayment of the current portion of $1.5 million of 14% debt, operating cash flows, and additional capital contributions of $2.6 million from the exercise of options and warrants into 1,402,874 shares of common stock. The use of a portion of our available cash to repurchase shares of our common stock during 2003 will reduce our working capital based upon the number of shares repurchased and the repurchase price.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for fiscal year 2002.

During fiscal year 2002, the Company received separate commitments from two lenders for financing. The commitments are for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch is available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 4.4%. Each amount borrowed requires repayment in sixty installments of principal and interest. As security for borrowings, the Company will provide new restaurant equipment and new modular buildings as collateral. The credit facility with CNL Franchise Network, LP (CNL) is available through June 30, 2003. The agreement commits CNL to enter into a sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The lease agreements will have a primary term of 20 years with two successive ten year renewal options. There were no borrowings or sales-leaseback transactions under these loan facilities as of December 30, 2002.

Cash and cash equivalents increased approximately $7.1 million to $14.3 million since the fiscal year ended December 31, 2001. Cash flow provided by operating activities was $17.2 million for fiscal year 2002 as compared to $16.0 million for fiscal year 2001. Current year operating cash flows are largely attributable to current profits net of non-cash charges, a decrease in outstanding accounts and notes receivable and an increase in accrued liabilities.

Cash flow used for investing activities was $6.1 million and related primarily to capital expenditures at existing restaurants and the acquisition of 23 restaurants from former franchisees net of proceeds from the sale of capital assets in the current year. The capital expenditures related to restaurant level renovation and point-of-sale equipment for acquired restaurants.

Cash used by financing activities was $4.0 million. We paid down $2.7 million of 14% debt, along with other principal payments of $3.8 million. The Company purchased treasury stock for $0.2 million and increased restricted cash by $0.3 million. These outlays were offset against receipts of $2.6 million from issuance of common stock from the exercise of stock options and warrants during the year ended December 30, 2002 as well as issuance of capital leases of $0.6 million.

We have capital lease receivables for certain restaurants previously sold which are subject to capital lease and mortgage obligations for which we continue to be the primary obligor, and have equivalent liabilities recorded. The amount of capital lease receivables as of December 30, 2002 was approximately $6.3 million.

The Company, as original lessee, has also subleased certain land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income recorded for December 30, 2002 and December 31, 2001, was $8.0 million and $9.3 million, respectively.

Although there can be no assurance, we believe that our existing cash at December 30, 2002, the expected cash provided from operations, and the available $15 million financing commitments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financials statements, and the reported amount of revenues and expenses during the reported periods. We base our estimates on historical experience and assumptions we consider reasonable at the time of making those estimates. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different circumstances or using different assumptions.

Our critical accounting policies are as follows:

Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 30, 2002 was approximately $6.3 million. We have recorded deferred gains of $4.4 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.9 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

Valuation of Long-Lived Assets—We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to expected historical or projected future operating results; and

•	significant negative industry or economic trends.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing sites. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $7.4 million for the fiscal year 2002, $1.2 million for the fiscal year 2001 and $0.6 million for the fiscal year 2000.

Valuation of Intangible Assets and Goodwill—We assess the impairment of intangible assets, including such assets as franchise rights, tradename and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we have ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization for 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required. Subsequently, we performed an annual impairment review on December 30, 2002. Based upon that review, no impairment was required, and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation at December 29, 2003, unless circumstances call for us to perform an evaluation prior to then.

Allowance for doubtful accounts and accrued liabilities—Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Current portion of accounts, notes and leases receivable totaled $7.4 million, net of allowance for doubtful accounts of $4.7 million as of December 30, 2002.

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

Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 13 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and has increased the reserve to reflect this. In 2002, loss from restaurant closures was $5.2 million.

Accounting for income taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of December 30, 2002 the Company has deferred tax assets available to reduce future income taxes. Currently there is a valuation allowance recorded for 100 percent of the net deferred tax assets. A change in the valuation allowance requires that it is more likely than not that a portion of the the recorded deferred tax assets will be realized.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principals Board Opinion No. 28, “Interim Financial Reporting”, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The company uses the intrinsic value method of accounting for employee stock options granted. We adopted the disclosure provisions required in SFAS No. 148 and have provided the necessary disclosures within Note 11 of our audited consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of this interpretation were effective after December 15, 2002 and the provisions for the initial recognition and measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. This interpretation will effect the Company to the extent it provides any guarantees for its franchisees in the future.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will effect the timing of when the Company recognizes the cost for restaurant closings. At the present time, the Company cannot determine the impact that the adoption of this statement will have on subsequent consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and earlier adoption was encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company reflected the adoption of SFAS No. 145 in its Form 10-K for the year ending December 30, 2002. Accordingly, the $229,000 loss from the early extinguishment of debt for the year ending January 1, 2001 has been reclassified and included in operating income.

Contractual Obligations

The Company is obligated under future commitments as part of its normal business operations. The future commitments are for long term debt, capital lease obligations and operating lease payments, summarized as follows:

	Obligations due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)	$23,609	$1,925	$3,329	$3,648	$14,707
Capital lease obligations(1)	11,943	2,060	2,914	1,603	5,366
Operating lease payments	97,124	17,116	27,780	21,650	30,578

	$132,676	$21,101	$34,023	$26,901	$50,651

(1)	The maturity on our Long Term Debt and Capital Lease Obligations could be accelerated if we do not maintain certain covenants.

Risks Factors That May Affect Results of Operations and Financial Condition

The following risk factors, and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

We may experience operating losses if we cannot sustain our current sales volume.    In fiscal 2002 and prior to fiscal 2000, we had net losses for the previous four years. While we had net income of $2.3 and $4.3 million for fiscal 2000 and 2001, respectively, we cannot assure you that we will not have a loss for the current fiscal year which will end on December 29, 2003. Our prior years’ losses were primarily caused by impairment charges related to lower restaurant sales at certain restaurants during these periods, and these losses may occur again if we are unable to sustain our current level of sales.

Our available cash is limited by our debt service obligations.    At December 30, 2002, we had outstanding long term debt and capital lease obligations of approximately $31.0 million, pursuant to which we are required to make principal, interest and lease payments. During fiscal 2002, we paid $3.2 million in interest on our long term debt. Our debt service and capital lease obligations limit our available cash flow.

Our debt and lease agreements contain financial covenants.    We are subject to certain restrictive financial and non-financial covenants under certain of our debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. Though we were in compliance with all financial and non-financial covenants at December 30, 2002, if we are unable to make the required interest payments or to comply with the provisions of our debt covenants, our creditors may accelerate the due date of our debt and foreclose upon the operating assets we used to secure these obligations. Any such actions would adversely affect our operations and strain our cash flow.

We may incur substantial liability arising from lawsuits to which we are a party.    We are parties to the litigation described in Item 3. “Legal Proceedings” beginning on page 12 in this filing. Although we cannot determine at this time the outcome of the lawsuits to which we are a party, if the result in one or more of the cases is adverse to us, the potential liability could be material. In addition, we believe that the costs of defending these actions could be significant. The litigation matters include disputes with our franchisees and include claims of fraud and violations of state franchise laws, and a securities class action.

There are many risks associated with the food services industry.    The food service industry is affected by changes in consumer tastes, national, regional, and local economic conditions, demographic trends, traffic patterns and the type, number, and location of competing restaurants. Food service chains can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) stemming from one store or a limited number of stores. Claims relating to foreign objects or food-borne illness are common in the food services industry and a number of such claims may exist at any given time. Dependence on frequent deliveries of produce and supplies also subjects food service businesses such as ours to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality, and cost of ingredients. In addition, material changes in, or our failure to comply with, applicable federal, state, and local government regulations, and factors such as inflation, increased food, labor, and employee benefits costs, regional weather conditions and the availability of an adequate number of experienced managers and hourly employees may also adversely affect the food service industry in general and our results of operations and financial condition in particular.

The quick-service restaurant industry is intensely competitive and our operating results may be adversely affected by our need to adjust our operations to meet this competition.    There is intense competition in the quick-service restaurant industry which has adversely affected us. We expect to continue to experience intense competition, especially from the major chains, which have substantially greater financial resources and longer operating histories then us, and dominate the quick-service restaurant industry. We compete primarily on the basis of food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have a material adverse impact on our sales, earnings and growth. In order to compete with each other, all of the major quick-service chains have increasingly offered selected food items and combination meals at discounted prices. We anticipate that the major quick-service hamburger chains will continue to offer promotions of value priced meals, many specifically targeting the $.99 price point at which we sell many of our products. As a result, we cannot rely on low prices to give us a competitive advantage.

Our growth strategy is dependent upon franchisees.    As of February 24, 2003, 242 restaurants were operated by us including two restaurants in which the Company is a joint venture partner, and 538 were operated by franchisees. Our growth strategy will continue to be heavily dependent upon the opening of new stores owned by franchisees, and the manner in which they operate and develop their restaurants to promote and develop our concepts and our reputation for quality food and speed of service. The opening and success of stores is dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to hire and train qualified personnel, the financial and other capabilities of our franchisees and area developers, and general economic and business conditions. Many of these factors are beyond our control or the control of our franchisees and area developers.

We may be harmed by actions taken by our franchisees that are outside of our control.    Franchisees are generally independent operators and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control. Consequently, area developers and individual franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and systemwide sales could decline.

The ability to attract and retain highly qualified personnel is extremely important and our failure to do so could adversely affect us.    We are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, finance, purchasing, expansion, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. Other than our CEO, we currently do not have employment agreements with any of our employees. Our success is also dependent upon our franchisee’s ability to attract and maintain a sufficient number of qualified managers and other restaurant employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. The inability to recruit and retain such individuals may result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business and results of operations.

Our resources may be strained by implementing our business strategy.    Our growth strategy may place a strain on our management, financial and other resources. To manage our growth effectively, we must maintain the level of quality and service at our existing and future restaurants. We must also continue to enhance our operations, financial and management systems and locate, hire, train and retain experienced and dedicated operating personnel, particularly restaurant managers. We may not be able to effectively manage any one or more of these aspects of our expansion. Failure to do so could have a material adverse effect on our business and results of operations.

If we are not able to anticipate and react to our food and labor costs, our profitability could be adversely affected.    Our stores’ operating costs consist principally of food and labor costs. Our profitability is dependent in part on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs, whether through purchasing practices, menu composition or menu price adjustment in the future. In the event that food or labor price increases cause us to increase our menu prices, we face the risk that our customers will choose our competitors if their prices are lower. Failure to react to changing food costs, or retaining customers if we are forced to raise menu prices, could have a material adverse effect on our business and results of operations.

Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by franchise laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.    As a franchisor, we are subject to regulation by both the Federal Trade Commission and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues. If we are unable to sell new franchises, we will not be able to accomplish our growth strategy. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised stores will negatively affect us and our growth strategy more than if we planned to develop additional company stores.

Our quarterly results may fluctuate and could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.    Our quarterly and yearly results have varied in the past, and we believe that our quarterly operating results will vary in the future. For this reason, you should not rely upon our quarterly operating results as indications of future performance. In some future periods, our operating results may fall below the expectations of securities analysts and investors. This could cause the trading price of our common stock to fall. Factors such as seasonality and unanticipated increases in labor, food, insurance or other operating costs may cause our quarterly results to fluctuate.

You should not rely on our comparable store sales as an indication of our future results of operations because they may fluctuate significantly.    A number of factors have historically affected, and will continue to affect, our comparable store sales results. Such factors include unusually strong sales performance by new stores (operated at least one year), competition, regional and national economic conditions, consumer trends, and our ability to execute our business strategy effectively. Significant fluctuations could result in lower than planned sales, adversely impacting our profitability goals and straining cash flow.

Future sales of shares of our common stock could decrease its market price.    As of February 24, 2003, we had 12,274,486 shares of our common stock outstanding and grants of options outstanding to purchase a total of 2,799,264 shares of our common stock. Possible or actual sales of any of these shares under Rule 144 or otherwise, may in the future decrease the price of shares of our common stock.

Our largest stockholders still have a significant influence on matters put to a vote.    The percentage interest held by our largest shareholders as of February 24, 2003 includes Fleet Boston Financial Corporation which holds 1,181,492 shares of our common stock (approximately 9.6% of the outstanding shares); Calm Waters Partnership which holds 1,142,050 shares of our common stock (approximately 9.3% of the outstanding shares); and Giant Group, Ltd., which holds 977,999 shares of our common stock (approximately 7.9% of the outstanding shares). Therefore, we believe that Fleet Boston Financial Corporation., Calm Waters Partnership and Giant Group, Ltd. will continue to have significant influence on elections of directors and other matters put to a vote of stockholders.

ITEM 7A.    QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate and Foreign Exchange Rate Fluctuations

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities bear interest ranging from 5.1% to 16.3%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within the Company’s control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Typically, the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting its menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)  Index to Consolidated Financial Statements:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 30, 2002 and December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 30, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    KPMG LLP

Tampa, Florida

March 11, 2003

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 30, 2002	December 31, 2001
Current Assets:
Cash and cash equivalents	$14,323	$7,159
Restricted cash	3,821	3,482
Accounts, notes and leases receivable, net	2,667	3,420
Inventory	1,026	1,122
Prepaid expenses and other current assets	2,309	2,337
Property and equipment held for sale	1,619	3,230

Total current assets	25,765	20,750
Property and equipment, net	43,145	49,136
Notes receivable, net—less current portion	3,926	3,527
Leases receivable, net—less current portion	5,810	6,669
Intangible assets, net	44,728	45,189
Other assets, net	1,661	1,989

	$125,035	$127,260

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,243	$4,743
Accounts payable	6,243	6,645
Reserves for restaurant relocations and abandoned sites	1,446	1,879
Accrued wages and benefits	2,353	2,271
Accrued liabilities	7,194	7,686

Total current liabilities	20,479	23,224
Long-term debt, less current maturities	21,684	25,192
Obligations under capital leases, less current maturities	6,057	6,981
Long-term reserves for restaurant relocations and abandoned sites	6,282	2,549
Minority interests in joint ventures	123	312
Deferred revenue	4,900	5,440
Other long-term liabilities	4,981	3,938

Total liabilities	64,506	67,636
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at December 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,317,601 at December 30, 2002 and 10,914,727 at December 31, 2001	12	11
Additional paid-in capital	145,678	143,004
Accumulated deficit	(84,629)	(82,891)

	61,061	60,124
Less: Treasury stock, 48,242 at December 30, 2002 and at December 31, 2001, at cost	(465)	(400)
Note receivable—officer	(67)	(100)

Total stockholders’ equity	60,529	59,624

	$125,035	$127,260

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
REVENUES:
Restaurant sales	$164,063	$145,442	$162,804
Franchise royalty revenue	14,583	15,457	14,377
Franchise fees and other income	400	713	4,009

Total revenues	$179,046	$161,612	$181,190
COSTS AND EXPENSES:
Restaurant food and paper costs	50,380	47,422	51,360
Restaurant labor costs	52,132	46,873	53,819
Restaurant occupancy expense	12,468	11,771	10,452
Restaurant depreciation and amortization	6,180	4,472	4,307
Other restaurant operating expenses	22,313	18,740	19,709
General and administrative expenses	12,124	11,730	14,576
Advertising	10,312	8,098	10,351
Bad debt expense	347	819	642
Non-cash compensation	100	100	1,733
Other depreciation and amortization	705	3,398	5,235
Impairment of long-lived assets	7,420	1,170	629
Loss from restaurant closures	5,196	573	633
Gain on sales of assets	(789)	(985)	(307)
Loss from the early extinquishment of debt, net	—	—	229

Total costs and expenses	$178,888	$154,181	$173,368

Operating income	158	7,431	7,822
OTHER INCOME (EXPENSE):
Interest income	1,388	1,851	679
Interest expense (including interest-loan cost and bond discount amortization)	(3,241)	(4,821)	(6,609)

Income (loss) before minority interest and income taxes	(1,695)	4,461	1,892
Minority interest in operations of joint ventures	28	(64)	(25)

Income (loss) before income taxes	(1,667)	4,397	1,867
Income tax expense (benefit)	39	62	(475)

NET INCOME (LOSS)	$(1,706)	$4,335	$2,342

COMPREHENSIVE INCOME (LOSS)	$(1,706)	$4,335	$2,342

Basic earnings (loss) per share	$(0.14)	$0.43	$0.25

Diluted earnings (loss) per share	$(0.14)	$0.36	$0.23

Weighted average number of common shares outstanding:
Basic	11,895	10,139	9,419

Diluted	11,895	11,908	10,194

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Note receivable -officer	Total equity
Balances at January 3, 2000	$—	$9	$136,622	$(89,568)	$(400)	$—	$46,663
Non-cash compensation	—	—	1,733	—	—	—	1,733
Exercise of 191,991 stock options	—	1	294	—	—	(100)	195
Exercise of 1,140,640 stock warrants	—	—	1	—	—	—	1
Net income	—	—	—	2,342	—	—	2,342

Balances at January 1, 2001	—	10	138,650	(87,226)	(400)	(100)	50,934
Non-cash compensation	—	—	100	—	—	—	100
Exercise of 583,480 stock options	—	—	1,309	—	—	—	1,309
Exercise of 2,367,029 stock warrants	—	1	2,945	—	—	—	2,946
Net income	—	—	—	4,335	—	—	4,335

Balances at December 31, 2001	—	11	143,004	(82,891)	(400)	(100)	59,624
Non-cash compensation	—	—	100	—	—	—	100
Exercise of 206,587 stock options	—	—	660	—	—	—	660
Exercise of 17,005,602 stock warrants	—	1	1,914	—	—	—	1,915
Re-issuance of treasury stock under an employment agreement	—	—	—	(32)	144	—	112
Purchase of treasury stock	—	—	—	—	(209)	—	(209)
Note payment—officer	—	—	—	—	—	33	33
Net loss	—	—	—	(1,706)	—	—	(1,706)

Balances at December 30, 2002	$—	$12	$145,678	$(84,629)	$(465)	$(67)	$60,529

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Cash flows from operating activities:
Net income (loss)	$(1,706)	$4,335	$2,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,885	7,870	9,542
Amortization of bond discounts and deferred loan and bond costs	221	369	304
Impairment of long-lived assets	7,420	1,170	1,562
Loss on early extinguishment of debt, net	—	—	229
Provisions for bad debt	347	819	642
Non-cash compensation	100	100	1,733
Gain on sale of assets	(789)	(985)	(307)
Minority interests in operations of joint ventures	(28)	64	25
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	795	463	(2,115)
Decrease (increase) in notes and leases receivable	717	47	(3,791)
Decrease (increase) in inventory	177	(209)	740
Decrease (increase) in prepaid expenses and other current assets	(225)	(148)	417
Decrease (increase) in other assets	123	(149)	429
Decrease in accounts payable	(349)	(947)	(1,300)
Increase (decrease) in accrued liabilities	3,516	3,219	(9,143)

Net cash provided by operating activities	$17,204	$16,018	$1,309

Cash flows from investing activities:
Capital expenditures	(7,478)	(4,915)	(1,919)
Acquisitions of restaurants and equity interest, net of cash acquired	(1,099)	(1,357)	—
Decrease in investments	—	—	2,193
Proceeds from sale of property and equipment	2,489	642	33,200

Net cash (used in) provided by investing activities	$(6,088)	$(5,630)	$33,474

Cash flows from financing activities:
Decrease (increase) in restricted cash	(339)	(1,635)	3,511
Repayments of senior notes	—	—	(45,601)
Proceeds from exercise of stock options and warrants	2,575	4,255	196
Proceeds from issuance of long-term debt	566	580	35,020
Deferred loan costs incurred	—	(36)	(1,929)
Principal payments on long-term debt and capital lease obligations	(6,498)	(7,246)	(29,400)
Purchase of treasury stock	(209)	—	—
Proceeds from officer note	33	—	—
Distributions to minority interests	(80)	(70)	(28)

Net cash used in financing activities	$(3,952)	$(4,152)	$(38,231)

Net increase (decrease) in cash	7,164	6,236	(3,448)
Cash at beginning of period	7,159	923	4,371

Cash at end of period	$14,323	$7,159	$923

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except per share amounts)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation—The accompanying consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc. and its wholly-owned subsidiaries, collectively referred to as “the Company.”

The accounts of the joint ventures have been included with those of the Company in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated and minority interests have been established for the outside partners’ interests.

The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. Fiscal years 2002, 2001 and 2000 each contain 52 weeks.

b)  Purpose and Organization—Our principal business is the operation and franchising of Checkers and Rally’s restaurants. At December 30, 2002, there were 386 Rally’s restaurants operating in 17 different states and there were 398 Checkers restaurants operating in 20 different states and the District of Columbia. Of those restaurants, 248 were Company operated (including 2 joint venture restaurants) and 536 were operated by franchisees.

c)  New Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS. No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principals Board Opinion No. 28, “Interim Financial Reporting”, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The company uses the intrinsic value method of accounting for employee stock options granted. We adopted the disclosure provisions required in SFAS No. 148 and have provided the necessary disclosures within Note 11 of our audited consolidated financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of this interpretation were effective after December 15, 2002 and the provisions for the initial recognition and

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. This interpretation will effect the Company to the extent it provides any guarantees for its franchisees in the future.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will effect the timing of when the Company recognizes the cost for restaurant closings. At the present time, the Company cannot determine the impact that the adoption of this statement will have on subsequent consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and earlier adoption was encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company reflected the adoption of SFAS No. 145 in its Form 10-K for the year ending December 30, 2002. Accordingly, the $229,000 loss from the early extinguishment of debt for the year ending January 1, 2001 has been reclassified and included in operating income.

d)  Cash and Cash Equivalents—We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company’s obligations for potential workers’ compensation claims.

e)  Receivables—Receivables consist primarily of royalties, franchise fees, notes due from franchisees, and advances to one of the Company’s advertising funds which provides broadcast creative production for use by corporate and franchise restaurants. A rollforward of the allowance for doubtful receivables is as follows:

		Additions
Description	Balance at Beginning of year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Other Accounts	Balance at End of Year
Year Ended January 1, 2001
Accounts Receivable	$3,898	$(517)	$—	$167	$3,214
Notes Receivable	1,291	1,159	—	—	2,450

	$5,189	$642	$—	$167	$5,664

Year Ended December 31, 2001
Accounts Receivable	$3,214	$618	$12	$274	$3,570
Notes Receivable	2,450	201	273	1,838	1,086

	$5,664	$819	$285	$2,112	$4,656

Year Ended December 30, 2002
Accounts Receivable	$3,570	$347	$91	$392	$3,616
Notes Receivable	1,086	—	129	134	1,081

	$4,656	$347	$220	$526	$4,697

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

f)  Inventory—Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

g)  Property and Equipment—Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value less disposal cost. Such assets are not depreciated. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of fifteen years or the expected lease term. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

h)  Valuation of Long-Lived Assets—We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to expected historical or projected future operating results; and

•	significant negative industry or economic trends;

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing sites. In applying SFAS No. 144, we reviewed the historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings, which we believe is appropriate.

Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $7.4 million for the fiscal year 2002, $1.2 million for the fiscal year 2001 and $0.6 million for the fiscal year 2000.

i)  Valuation of Intangible Assets and Goodwill—We assess the impairment of intangible assets, including such assets as franchise rights, tradename and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we have ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization for 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required. Subsequently, we performed an annual impairment review on December 30, 2002. Based upon that review, no impairment charge was required, and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation at December 29, 2003, unless circumstances call for us to perform an evaluation prior to then.

Intangible assets consists of the following:

	2002	2001
Goodwill	$24,252	$24,252
Tradename	17,548	17,548
Amortizable intangible assets	2,928	3,389

Intangible assets, net	$44,728	$45,189

Amortizable intangible assets:

	December 30, 2002			December 31, 2001
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,237	$(494)	$743	$1,359	$(358)	$1,001	1-11 years
Other intangibles	4,191	(2,006)	2,185	4,191	(1,803)	2,388	10-25 years

	$5,428	$(2,500)	$2,928	$5,550	$(2,161)	$3,389

Amortization for amortizable intangible assets, for each of five succeeding fiscal years are as follows:

Total
2003	$280
2004	262
2005	251
2006	251
2007	251

j)  Deferred Loan Costs—Deferred loan costs incurred in connection with the Company’s primary debt facility with Textron Financial Corporation (Textron) and mortgages payable to GE Capital Franchise Finance Corporation are amortized on the effective interest method over the life of the related debt. During fiscal 2000, $14.9 million of Textron debt (Loan C) was repaid. A loss on early extinguishment of debt of $490,000 was recorded related to the writeoff of unamortized deferred loan costs associated with this loan.

k)  Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 30, 2002 was approximately $6.3 million. We have recorded deferred gains of $4.4 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.9 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

l)  Stock-Based Compensation—We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). We account for stock based compensation to non-employees using the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

m)  Income Taxes—We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset or liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. A change in the valuation allowance requires that it is more likely than not that a portion of the the recorded deferred tax assets will be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

n)  Earnings (Loss) Per Common Share—We calculate basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

o)  Supplemental Disclosures of Cash Flow Information

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Interest paid	$3,223	$4,803	$7,039
Income taxes paid	$59	$286	$104
Capital lease obligations incurred	$—	$3,030	$—

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2002, we acquired 23 restaurants from former franchisees. We also acquired the minority partner’s share in a restaurant previously operated as a joint venture. During fiscal 2001, we acquired 37 restaurants from former franchisees. No acquisitions were made in 2000.

These acquisitions were recorded as follows:

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Fair value of assets acquired	$2,021	$1,415	$—
Receivables forgiven	(675)	(34)	—
Liabilities assumed	(247)	(24)	—

Cash paid	$1,099	$1,357	$—

In conjunction with the sale of restaurants in fiscal 2002, 2001 and 2000, the Company accepted notes of approximately $1.3 million, $2.2 million and $3.4 million, respectively, with maturities through December 2010. The $2.2 million note accepted in 2001 was exchanged in January of 2002 for the related restaurants originally sold. The gains associated with the sales in 2002 and 2000 are being recognized over the life of the respective notes. In addition, capital lease obligations receivable were assumed by the purchasers for approximately $9.4 million. These capital lease obligations have maturities through January 2019.

p)  Disclosures about Fair Values of Financial Instruments—The consolidated balance sheets as of December 30, 2002 and December 31, 2001 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

q)  Segment Reporting—As of December 30, 2002, the Company operated 248 Checkers Drive-In and Rally’s Hamburgers restaurants in the United States as part of a single operating segment. The restaurants operate within the quick-service restaurant industry, providing similar products to similar customers. The restaurants also possess similar long-term expected financial performance characteristics. Revenues from Company-owned restaurants are derived principally from food and beverage sales.

r)  Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include the valuation of property and equipment, intangible assets, reserves for restaurant relocations and abandoned sites, allowances for doubtful accounts and valuation of deferred tax assets and liabilities.

s)  Reclassifications—Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:    LIQUIDITY AND CAPITAL RESOURCES

The restaurant industry, in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures.

We have a working capital surplus of $5.3 million at December 30, 2002 as compared to a $2.5 million deficit at December 31, 2001. The change to liquidity was primarily due to repayment of the current portion of $1.5 million of 14% debt, operating cash flows, and additional capital contributions of $2.6 million from the exercise of options and warrants into 1,402,874 shares of common stock. The use of a portion of our available cash to repurchase shares of our common stock during 2003 will reduce our working capital based upon the number of shares repurchased and the repurchase price.

Although there can be no assurance, we believe that our existing cash at December 30, 2002, the cash provided from operations, and the available $15 million funding received in 2002 for property development will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

NOTE 3:    ACQUISITIONS

On January 17, 2001, the Company reacquired 10 Rally’s Hamburgers and 17 Checkers Drive-In Restaurants previously sold to a franchisee by assuming the liabilities related to the restaurants. The 17 Checkers Drive-In Restaurants were then resold to another franchisee, and later reacquired on January 26, 2002. As a result of the acquisition, the Company paid $928,000, assumed liabilities of $244,000 and removed deferred revenues of $2.1 million from the balance sheet along with the associated note receivable as of December 31, 2001, which was to be collected in installments through 2005. As a result of the gain deferral in 2001 at the original time of the sale, no gain or loss was recognized from these transactions.

On March 24, 2002, we reacquired eight Rally’s restaurants located in Detroit from RJR Receiver, LLC. We paid a total of approximately $131,000 for the restaurants.

On March 26, 2002, we acquired the minority partner’s share of a joint venture restaurant located in Atlanta from WEA, Inc. for $40,000 cash plus assumed liabilities.

On July 30, 2001, the Company acquired eight Checkers Drive-In Restaurants in Macon, Georgia from a franchisee for a purchase price of $1,055,000.

NOTE 4:    ACCOUNTING CHARGES & LOSS PROVISIONS

Certain charges in fiscal years 2002, 2001 and 2000 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company’s sales and profit performance, and the then-current revenue and profit strategies.

During 2002, the Company recognized $7.4 million in impairment charges. The Company completed an evaluation of properties held for sale by obtaining appraisals on land and buildings for six locations which resulted in an impairment of $0.3 million. Likewise, an impairment of $0.8 million was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. An additional $0.7 million charge was taken for 5 restaurant buildings in New Orleans, which management initiated plans during 2002 to replace in

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003. The Company also reviewed the historical and projected cash flows of all operating restaurants and recorded impairment charges for 58 under-performing restaurants of $5.6 million.

During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. The company remains obligated to make ongoing lease payments on 24 vacant sites and 9 other sites which are subleased for less than the Company’s lease cost. Management was successful in reducing 43 surplus properties down to 33 during 2002. However, the lease reserve was increased to 100% for all future lease obligations during 2002 on the remaining sites because the current economy and the lack of current alternative investment opportunities have hindered the Company’s ability to negotiate out of these sites on reasonable terms. Notwithstanding, management will continue to attempt to negotiate out of these leases. During fiscal 2001, the Company recognized losses of $0.6 million from restaurant closures.

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

The following table summarizes the components of the charges for restaurant closures and impairment charges:

Description	Balance at Beginning of Year	Additions Charged to Expense	Cash Outlays	Other Changes	Balance at End of Year
Year ended December 30, 2002
Impairment of long-lived assets	$—	$7,420	$—	$(7,420)	$—
Accrual for closed restaurant expenses presented as loss from restaurant closures	4,427	5,196	(1,895)	—	7,728

	$4,427	$12,616	$(1,895)	$(7,420)	$7,728

Year ended December 31, 2001
Impairment of long-lived assets	$—	$1,170	$—	$(1,170)	$—
Accrual for closed restaurant expenses presented as loss from restaurant closures	5,318	573	(1,464)	—	4,427

	$5,318	$1,743	$(1,464)	$(1,170)	$4,427

Year ended January 1, 2001
Impairment of long-lived assets	$—	$629	$—	$(629)	$—
Accrual for closed restaurant expenses presented as loss from restaurant closures	7,093	633	(2,408)	—	5,318

	$7,093	$1,262	$(2,408)	$(629)	$5,318

The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from less than one year to 13 years.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:    RELATED PARTY TRANSACTIONS

a)  Issuance of Warrants—On November 22, 1996, the Company issued warrants (“Restructuring Warrants”) for the purchase of 20 million shares of the Company’s Common Stock. The Restructuring Warrants were issued to the members of a lending group in connection with a restructuring of the Company’s primary credit facility. The lending group included CKE Restaurants, Inc., KCC Delaware, a wholly owned subsidiary of GIANT Group, LTD., Fidelity National Financial, Inc., William P. Foley, II and Burt Sugarman. The Restructuring Warrants were valued at $6.5 million, which was the value of the concessions given as consideration by the lending group. After giving effect to the one-for-twelve reverse stock split, the Restructuring Warrants permited the acquisition of 1,666,667 shares of the Company’s Common Stock. The Restructuring Warrants were exercisable upon issuance until November 22, 2002. The exercise price of each Restructuring Warrant was originally $0.75, which was the approximate market price of the common stock of Checkers prior to the announcement of the transfer and restructuring of the debt. After giving effect to a September 20, 1999 re-pricing by the Company, the current exercise price of each Restructuring Warrant was $0.25. Due to the one-for-twelve reverse stock split, twelve warrants had to be exercised to acquire one share of the Company’s common stock for an aggregated purchase price of $3.00 per share. During fiscal 2002 and 2001, 17,005,602 and 1,139,602 of these warrants were exercised, respectively.

b)  West Coast Operating Agreement—On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl’s Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally’s owned restaurants located in California and Arizona, two of which were converted to a Carl’s Jr. format. Including closures from prior periods, there were 23 remaining restaurants as of July 2, 2001 operating under the agreement when we repossessed all but the two operating as Carl’s Jr. in accordance with the terms of the original operating agreement. The original agreement was cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company’s independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE was responsible for any conversion costs associated with transforming restaurants to the Carl’s Jr. format, as well as the operating expenses of all the restaurants. The Company had retained ownership of all the restaurants, two of which were Carl’s Jrs. and was entitled to receive a percentage of gross revenues generated by each restaurant.

c)  Other Transactions—The Company also has had transactions with certain companies or individuals, which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company.

The Company and its franchisees each pay a percentage of sales to the Checkers/Rally’s National Production Fund, Inc. (the “Fund”), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company’s contributions to the Fund are included in the advertising expenses in the consolidated statements of operations. Additionally, certain Company-operated restaurants and franchises participate in similar advertising co-ops, which are accounted for similarly to the Fund.

During 2000, additional options were granted to members of the Board of Directors and shared executives at an exercise price below the market price of the common stock. Accordingly, non-cash compensation expense of $1.2 million and $0.5 million was recorded for members of the Board of Directors and shared executives, respectively.

Pursuant to our current employment agreement with Mr. Dorsch, the Company accepted a $100,000 note on December 14, 2000 in connection with the exercise of 100,000 stock options. The Company collected one

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of $33,333 during fiscal 2002 and will receive 2 additional equal annual payments on January 1, 2003 and 2004. Interest on the unpaid principal portion accumulates at a rate of 5% per annum.

During 2002, 2001, and 2000, we incurred $24,000, $45,000 and $457,000, respectively in legal fees to a law firm for which a Director of the Company is a partner.

Beginning in September 1999 the Company engaged Peter O’Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Fees for fiscal 2000 totaled $60,000. Mr. O’Hara discontinued these services in June 2000.

We also shared certain officers and directors with Santa Barbara Restaurant Group, Inc. (Santa Barbara) from 1999 through September 2000. In accordance with that agreement, we paid $274,338 in 2000, to Santa Barbara for salary payments made on our behalf. During 2001, Mr. Maggard was a member of the Board of Directors of both Santa Barbara and Checkers Drive-In Restaurants, Inc. During 2000, Mr. Foley was the Chairman of the Board of Directors for both Santa Barbara and Checkers Drive-In Restaurants, Inc.

During fiscal 2001 and 2000, former shared executives exercised 109,916 and 90,000 stock options, respectively.

On January 9, 2003, the Company entered into a sublease agreement for a portion of the space leased for its executive offices to JNE, Inc., a Florida corporation solely owned by Daniel J. Dorsch, Chief Executive Officer of Checkers Drive-In Restaurants, Inc. The sublease for 3,285 square feet commences on March 1, 2003 and expires on February 29, 2008. The monthly rentals are $5,338 for the first year and increases by 3.5% each year. The Company also paid approximately $80,000 for charter aircraft services rendered by JNE, Inc. in fiscal 2002.

Summary of Related Party Transactions (in thousands):

	Fiscal Year Ended
	December 30, 2002	December 31, 2001
Balance Sheet Amounts
Accounts receivable	$42	$29
Notes receivable	$67	$781
Accounts payable	$5	$512
Capital leases	$—	$143

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Revenue and Transaction Amounts
Owner fee income	$—	$333	$685
Expense Amounts
Legal fees	$24	$45	$457
General and administrative	80	—	—
Consulting fees	—	—	60
Interest expense	7	86	399
Non-cash compensation	—	—	1,679
Shared officer expenses	—	—	274

	$111	$131	$2,869

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6:    LEASE RECEIVABLE

As a result of the sale of Company-owned restaurants in 2000 and 1999, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 30, 2002 was approximately $6.3 million. As of December 30, 2002, we have deferred gains of $4.4 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the remaining life of the related capital leases, approximately 17 years. The deferred gains are included in the consolidated balance sheets under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.9 million, respectively.

We have subleased, under operating leases, certain properties associated with the sale of Company-owned restaurants. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for December 30, 2002 and December 31, 2002, was $8.0 million and $9.3 million, respectively.

Following is a schedule, by year, of future minimum lease payments receivable for operating leases at December 30, 2002:

Fiscal Year Ended
2003	$6,441
2004	5,802
2005	5,211
2006	4,882
2007	4,090
Thereafter	14,282

Total	$40,708

NOTE 7:    PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 30, 2002	December 31, 2001	Estimated Useful Lives
Land and improvements	$13,996	$16,500	0-15 years
Leasehold improvements	15,011	17,758	3-15 years
Buildings	31,951	33,249	5-10 years
Equipment, furniture and fixtures	32,911	32,510	3-5 years

	93,869	100,017
Less accumulated depreciation	(53,844)	(54,500)

	40,025	45,517

Property held under capital leases	4,985	4,621	3-15 years
Less accumulated depreciation	(1,865)	(1,002)

	3,120	3,619

Net property and equipment	$43,145	$49,136

Depreciation expense of property and equipment was approximately $6.5 million, $5.1 million and $6.6 million for the fiscal years 2002, 2001 and 2000, respectively.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8:    LINE OF CREDIT

The Company has two separate loan facilities that permit the Company to borrow up to $15 million in the aggregate. The credit facility with Merrill Lynch is available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 4.4%. Each amount borrowed requires repayment in sixty installments of principal and interest. As security for borrowings, the Company will provide new restaurant equipment and new modular buildings as collateral. The credit facility with CNL Franchise Network, LP (CNL) is available through June 30, 2003. The agreement commits CNL to enter into a sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The lease agreements will have a primary term of 20 years with two successive ten year renewal options. There were no borrowings or sales-leaseback transactions under these loan facilities as of December 30, 2002.

NOTE 9:    LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consist of the following:

	December 30, 2002	December 31, 2001
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.14% at December 30, 2002) secured by property and equipment	$9,881	$10,817
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133,295, maturing January 1, 2019, including interest at 9.5%	13,119	13,494
Note payable to Heller Financial secured by the equipment at Company-owned restaurants, payable in 30 monthly installments of $153,712, maturing December 1, 2003, including interest at 14%. The balance has been fully satisfied	—	3,085
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.3% to 10%. The leases are payable in monthly principal and interest installments averaging $68,000	3,270	3,445
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.3%. The leases are payable in monthly principal and interest installments averaging $114,000	4,105	5,013
Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8,416 and $15,420	281	534
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest up to 7.7%. The notes are payable in monthly principal and interest installments ranging from $200 to $18,095	328	528

Total long-term debt and obligations under capital leases	30,984	36,916
Less current installments	(3,243)	(4,743)

Long-term debt, less current maturities	$27,741	$32,173

Although we continue to be obligated, approximately $6.3 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 6).

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of long-term debt for each of the five succeeding years are as follows:

Fiscal Year Ended
2003	$1,925
2004	1,678
2005	1,651
2006	1,764
2007	1,884
Thereafter	14,707

$23,609

The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of December 30, 2002:

Fiscal Year Ended
2003	$2,060
2004	1,743
2005	1,171
2006	836
2007	767
Thereafter	5,366

Total minimum lease payments	11,943
Less amount representing interest	(4,568)

Present value of minimum lease payments	$7,375

As a result of the merger on August 9, 1999, the Company assumed a mortgage financing agreement with GE Capital Franchise Finance Corporation (“GECFFC”), which is collateralized by 25 restaurants. This mortgage financing is payable monthly at $93,213, including interest at 9.5% and has a term of 20 years. On December 18, 1998, the Company entered into a $4.3 million mortgage transaction with GECFFC pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all financial and non-financial covenants at December 30, 2002.

On December 23, 1999, we completed a sales leaseback agreement with GECFFC involving nine properties for $3.5 million. As a result of this transaction, we recorded a $2 million capital lease obligation, payable in monthly amounts ranging from $1,134 to $5,409 with an interest rate of 10%. The leases have a term of 20 years.

The Company leases various restaurant facilities, restaurant equipment and a corporate telephone system which are recorded as capital leases with effective interest rates ranging from 7.3% to 16.3%.

NOTE 10:    INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

Under the provisions of SFAS No. 109, the components of the deferred income tax assets and liabilities recognized in the Company’s Consolidated Balance Sheet at December 30, 2002 and December 31, 2001 were as follows (in thousands):

	December 30, 2002	December 31, 2001
Deferred tax assets:
Net operating loss carryforwards	$50,970	$51,801
Accruals, reserves and other	8,464	6,984
Alternative minimum tax and tax credit carryforward	1,761	1,822
Difference between book and tax basis of property, equipment and intangibles	21	—

Deferred tax assets	$61,216	$60,607

Deferred tax liabilities:
Difference between book and tax basis of property, equipment and intangibles	$—	$(105)
Other	(26)	—

Deferred tax liabilities	$(26)	$(105)

	61,190	60,502
Less valuation allowance	(61,190)	(60,502)

Net deferred tax assets	$—	$—

The deferred tax asset related to net operating loss (NOL) carryforwards represents the tax effect for total NOL’s created in prior years at a 34% rate for federal NOL’s and all applicable rates for state NOL’s. The presentation in prior years’ reports represented the tax effect for only those NOL’s available after anticipated IRC Section 382 limitations. The change only effects the current year presentation by increasing the gross asset with a corresponding increase to the valuation allowance to include that portion of the NOL subject to the IRC Section 382 limitation.

As a result of the Merger in 1999, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally’s and Checkers had federal net operating loss carryforwards of approximately $52.7 million and $67.0 million, respectively for a combined total of $119.7 million. Federal taxable income of $1.7 million and $0.8 million for 2001 and 2002, respectively, has reduced the remaining carryforward to $117.2 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the remaining pre-merger federal net operating loss carryforward to approximately $49.6 million over the carryforwards life of the net operating losses. The remaining pre-merger federal net operating loss carryforward of $67.6 million could expire before becoming available under these limitations. The $49.6 million federal net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company has approximately $10.4 million of post-merger federal net operating loss carryforward available through 2020, and approximately $1.8 million of federal

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternative minimum tax credit carryforwards available indefinitely. In addition to the federal NOL’s available, the Company has similar NOL’s available in many of the states that it currently operates in. These NOL’s are subject to similar IRC Section 382 limitations in many of those states.

A valuation allowance has been provided for 100 percent of the net deferred tax assets since management can not determine that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill. Should 100% of the valuation allowance be realized, the adjustment to goodwill would be approximately $18 million.

Income tax expense consists of the following:

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Current-State	$39	$—	$(475)
Current-Federal	—	62	—
Deferred	—	—	—

Total income tax expense (benefit)	$39	$62	$(475)

The Company’s 2002 income tax expense represents income taxes assessed at the state level for states where the Company does not have any available net operating losses available or the state has suspended the use of net operating losses during 2002. The tax expense recorded for 2001 represented the estimated alternative minimum tax payable prior to the Jobs Creation and Workers’ Assistance Act of 2002. The benefit for 2000 was the result of a favorable state tax ruling during 2000.

The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statements of Operations:

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Federal expense (benefit) computed at 34%	$(653)	$1,474	$796
State and local income taxes, net of federal income tax expense (benefit)	39	—	(475)
Permanent differences	(35)	784	800
Change in deferred tax asset valuation allowance	688	(2,196)	(1,550)
Other	—	—	(46)

	$39	$62	$(475)

NOTE 11:    STOCKHOLDERS’ EQUITY

a)  Stock-Based Compensation Plans—On September 26, 2001 the Company adopted the 2001 stock option plan (“2001 Plan”), approved by the shareholders at the 2001 shareholders meeting. The 2001 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to eligible salaried individuals. The number of shares eligible for the plan is 1,500,000. On April 8, 2002, the Company granted 658,250 options to employees which vest over a three year period.

In August 1991, the Company adopted the 1991 stock option plan (“1991 Plan”), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares could be granted to eligible salaried individuals. The plan was first amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667. A second amendment to the plan was made on September 15, 2000 to increase the number of shares to 1,500,000. The 1991 Plan expired in September 2001.

In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the “Directors Plan”). The Directors Plan was amended on August 6, 1997 by the approval of the Company’s stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It provides for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company’s common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was first amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and (iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment, and includes up to 5,000,000. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. On September 15, 2000, the Directors Plan was amended a second time to provide for a special one-time grant of 550,000 options to the members of the Board of Directors. It was also amended to allow the Board of Directors to make additional discretionary grants under the directors’ plan, at their sole discretion.

The 2001 Plan, 1991 Plan and the Directors Plan provide that the shares granted come from the Company’s authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and all options will expire after ten years from the date granted.

As a result of the Merger, the Company assumed:

•	301,087 options previously issued to Checkers’ employees under the 1991 Plan at prices ranging from $4.50 to $61.56

•	232,169 options previously issued to Checkers’ non-employee directors under the Directors Plan at prices ranging from $3.76 to $68.25

•	116,669 options previously issued to officers and directors of Checkers which were not issued under any plan.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of all options granted to employees, directors, and to non-employees at December 30, 2002, December 31, 2001 and January 1, 2001, and changes during the years then ended is presented in the table below:

	December 30, 2002		December 31, 2001		January 1, 2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
	(Shares represented in thousands)
Outstanding shares at beginning of year	2,073	$4.30	2,768	$4.03	1,605	$4.72
Granted at price below market	—	—	—	—	945	2.00
Granted at price above market	—	—	—	—	400	5.50
Granted at price equal to market	997	9.32	244	5.44	142	2.03
Exercised	(207)	3.19	(583)	2.27	(192)	1.54
Forfeited	(63)	9.70	(197)	3.67	(110)	2.54
Expired	(6)	9.20	(159)	4.07	(22)	8.60

Outstanding at end of year	2,794	$6.00	2,073	$4.30	2,768	$4.03

Exercisable at end of year	1,618	$4.55	1,364	$4.06	2,014	$4.05

Weighted average of fair value of options granted		$2.50		$2.97		$2.96

As of December 30, 2002, there are 3,569,583 securities available for future issuance under the 1994 Stock Option Plan for Non-Employee Directors and 899,750 securities available for future issuance under the 2001 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 30, 2002:

Range of Exercise Prices	Outstanding as of December 30, 2002	Wtd. Avg. Remaining Contractual Life (Yrs)	Wtd Avg. Exercise Price	Number Exercisable December 30, 2002	Wtd. Avg. Exercise Price
$ 1.28–$ 2.00	450,000	7.1	$1.774	450,000	$1.774
$ 2.01–$ 4.00	611,297	5.7	2.741	535,622	2.829
$ 4.01–$ 8.00	1,003,490	8.1	5.694	503,490	5.877
$ 8.01–$16.00	691,733	8.6	11.166	91,483	13.570
$16.01–$61.56	36,825	3.0	21.364	36,825	21.364
$61.56–$68.25	1,000	1.5	68.250	1,000	68.250

	2,794,345	7.5	$6.000	1,618,420	$4.553

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	December 30, 2002	December 31, 2001	January 1, 2001
Net income (loss), as reported	$(1,706)	$4,335	$2,342
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,611)	$(348)	$(615)

Pro forma net income (loss)	$(5,317)	$3,987	$1,727

Earnings (loss) per share:
Basic—as reported	(0.14)	0.43	0.25
Basic—pro forma	(0.45)	0.39	0.18
Diluted—as reported	(0.14)	0.36	0.23
Diluted—pro forma	(0.45)	0.34	0.17

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumptions	2002	2001	2000
Risk-free interest rates	1.24%-1.75%	1.74%-5.86%	5.22%-6.19%
Volatility	66%	45%	83%
Expected lives (months)	48	48	48

An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

Because the SFAS No. 123, as amended by SFAS No. 148, method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

On August 5, 1999, the Company’s shareholders approved an employee stock purchase plan (“Stock Purchase Plan”). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company’s matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee’s voluntary contributions, and any matching contributions by the Company, to purchase the Company’s stock at prevailing market rates. The Company made $53,375, $11,596 and zero in matching contributions during 2002, 2001 and 2000 respectively, for employee contributions made in 2001 and 2000.

b)  Stock Based Compensation—On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved for allocation to the 1991 employee stock option plan by the shareholders’ of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense recognized in 2002 and 2001 was $0.1 million. The resulting compensation expense recognized was $1.7 million in 2000. Deferred compensation expense related to these options is $47,000, and will be recognized during 2003.

c)  Shareholder Rights Offering—A Shareholder Rights Offering (the “Offering”) was completed by Rally’s on September 26, 1996. Rally’s distributed to holders of record of its common stock, as of the close of business on July 31, 1996 (the “Record Date”), transferable subscription rights to purchase units consisting of one share of Rally’s common stock and one warrant (the “Rights Offering Warrant”) to purchase an additional Share of Rally’s common stock. Due to the fact that upon completion of the Merger, Rally’s corporate existence ceased, the Rally’s Rights Offering Warrants were exchanged for newly issued Checkers warrants (the “Checkers Rights Offering Warrants”). The Company issued Checkers Rights Offering Warrants to purchase 798,281 of the Company’s common stock. The Checkers Rights Offering Warrants were exercisable from the date of issuance through September 26, 2001. The exercise price of each Checkers Rights Offering Warrant was $4.52, representing an exercise price reduction of two-thirds from the original Rights Offering Warrants approved by the Company’s Board of Directors on September 20, 1999. The Company had the right to redeem the Checkers Rights Offering Warrants at $.01 per warrant, upon 30 days’ prior written notice in the event the closing price of the Company’s Common Stock equaling or exceeding $36.18 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Checkers Rights Offering Warrants were publicly held and traded on the NASDAQ (trading symbol: CHKRZ). The total Checkers Rights Offering Warrants exercised during 2001, prior to expiration, was 592,084, providing the Company with $2.68 million in proceeds.

d)  Warrants—As a result of the Merger, the Company assumed warrants previously issued by Checkers in settlement of litigation (the “Settlement Warrants”). The Settlement Warrants permitted the acquisition of an aggregate 425,000 shares of the Company’s Common Stock. The Settlement Warrants were exercisable at any time during the thirty day period beginning from the date approval was obtained from the Securities and Exchange Commission for this registration and expired on July 31, 2001. The Company’s Board of Directors reduced the original exercise price of $1.375 by two thirds effective September 20, 1999 to $0.4583. As a result of the one-for-twelve reverse stock split, it required the exercise of twelve warrants to receive one share of the Company’s Common Stock for an aggregate exercise price of $5.50 per share. Settlement Warrants exercised during 2001 and 2000 were 635,343 and 1,048, respectively, providing approximately $292,000 in additional proceeds prior to expiration.

Also as a result of the Merger, the Company assumed 20 million warrants issued by Checkers on November 22, 1996 in connection with the restructuring of its primary credit facility (the “Restructuring Warrants”). The Restructuring Warrants are exercisable at any time from the date of issuance until November 22, 2002. The Company’s Board of Directors reduced the original exercise price of $0.75 by two thirds effective September 20, 1999 to $0.25. As a result of the one-for-twelve reverse stock split, it required the exercise of twelve warrants to receive one share of the Company’s Common Stock for an aggregate exercise price of $3.00 per share. The Company registered the common stock issuable under the Restructuring Warrants and was obligated to maintain such registration for the life of the warrants. The holders of the Restructuring Warrants also had other registration rights relating to the common stock to be issued thereunder. The Restructuring Warrants contained customary anti-dilution provisions. Restructuring Warrants exercised during fiscal 2002, 2001 and 2000 were 17,005,602, 1,139,602 and 1,139,592, respectively, providing approximately $1.9 million in additional proceeds prior to expiration.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12:    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents selected quarterly financial data for the periods indicated (in 000’s except per share data). Earnings (loss) per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings (loss) per share in fiscal 2002 and 2001 does not equal the total computed for the year:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 30, 2002
Revenues	$40,419	$42,706	$42,404	$53,517	$179,046
Income (loss) from operations	3,108	3,179	3,083	(9,212)	158

Net income (loss)	2,664	2,665	2,686	(9,721)	(1,706)

Earnings (loss) per share before extraordinary item:
Basic	0.24	0.22	0.22	(0.79)	(0.14)

Diluted	0.21	0.19	0.20	(0.79)	(0.14)

Year Ended December 31, 2001
Revenues	$35,295	$37,237	$37,989	$51,091	$161,612
Income from operations	1,822	1,658	986	2,964	7,430

Net income	843	776	452	2,264	4,335

Earnings per share before extraordinary item:
Basic	0.09	0.08	0.05	0.21	0.43

Diluted	0.07	0.07	0.04	0.18	0.36

NOTE 13:    COMMITMENTS AND CONTINGENCIES

a)  Lease Commitments—The Company leases land and buildings generally under agreements with terms of, or renewable to, 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense totaled $9.9 million, $10.9 million and $7.0 million in 2002, 2001 and 2000, respectively.

Following is a schedule, by year, of future minimum lease commitments for operating leases at December 30, 2002:

Year
2003	$17,116
2004	14,766
2005	13,014
2006	12,027
2007	9,624
Thereafter	30,577

Total	$97,124

These commitments include minimum rent payments of $7.3 million for properties which have been reserved as part of the reserve for restaurant relocations and abandoned sites as of December 30, 2002.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b)  Self Insurance—The Company is partially self-insured for most workers’ compensation claims up to $150,000 per occurence. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims be higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $3.4 million as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

c)  Employment Contract—Effective November 20, 2000, the Company entered into an employment agreement with its Chief Executive Officer. This contract terminates the agreement dated December 14, 1999. The CEO will continue to serve as a director of the Company. The term of the agreement is for three years with two additional one year options to extend at the Company’s option. The annual base salary of $440,000 shall be increased by 5% each year. The CEO is entitled to participate in the Company’s incentive bonus plan and was granted options to purchase 200,000 shares of the Company’s common stock at $5.00 per share and 200,000 shares at $6.00 per share. The options cliff vest three years from the date of the agreement. The agreement may be terminated at any time for cause. If the CEO is terminated without cause, he will be entitled to receive a lump sum amount equal to the remaining term of the contract. The agreement contains confidentiality and non-competition provisions.

d)  Litigation—Jonathan Mittman et al. v. Rally’s Hamburgers, Inc., et al.    In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally’s, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally’s, Burt Sugarman and Giant Group, Ltd. and certain of Rally’s former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally’s Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000, and rulings by the Court are pending. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company’s financial condition and results of operations.

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

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the Amended Complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud, breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida’s Franchise Act.

The Company has entered into a tentative agreement to resolve the above-referenced litigation that is subject to the negotiation of a satisfactory formal written settlement agreement. The proposed agreement calls for the Company to pay the Plaintiffs a total of $902,301 consisting of an immediate payment to the Plaintiffs of accrued royalty fees and National Production Fund (i.e., advertising) contributions due the Company under the Plaintiffs’ franchise agreements which were placed in escrow pursuant to a stipulated court order and the remainder to be paid in equal monthly installments ending in August of 2005. As of December 30, 2002, the amount before-described escrow account totaled $622,553. The before-described negotiations have been protracted and there is no assurance that a final agreement can be achieved between the parties.

The Company has made demand upon its Directors and Officers insurance carrier to pay a portion of the before-described settlement amount in accordance with its contract of insurance. The insurance company has denied the demand, but negotiations between the Company and the insurance company to resolve the dispute are currently underway.

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

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”), James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151,331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151,330 and that Gagne was damaged as a result thereof in the amount of $151,330; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

The foregoing judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury’s verdict in August of 1999; (ii) affirmed the $151,331 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of § 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate and entered summary judgment as to the Company’s affirmative defenses of setoff and recoupment. In lieu of filing a supercedes bond, the Company satisfied the foregoing two judgments and appealed the summary judgment to the Second District Court of Appeal. That appeal remains pending. The reciprocal motions for attorney fees also remain pending in the state court. The Company believes the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company’s right of setoff arising from Tampa Checkmate’s liability to the Company under the promissory note described above.

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

The Company has filed a motion in the Bankruptcy Court to determine the amounts owed under the promissory note. Tampa Checkmate has opposed the motion by asserting that the February 4, 2002 order entered in the state court proceedings referenced above was dispositive of the Company’s claim of setoff and the Bankruptcy Court accepted Tampa Checkmate’s argument and determined that it would apply whatever determination was made by the Second District Court of Appeal regarding the Company’s appeal of the February 4, 2002 order to the Company’s motion.

Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc.    On March 4, 1999, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. The Complaint generally alleges that Dorothy Hawkins

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Hawkins”) was induced into entering into a franchise agreement based upon misrepresentations by the Company and its officers, that the Company violated provisions of Florida’s Franchise Act and Florida’s Deceptive and Unfair Trade Practices Act, breached the franchise agreement and the implied duties of “good faith and fair dealings” relating thereto and engaged in other wrongful conduct. The matter was tried by the court sitting without a jury commencing on September 30, 2002 and ending on October 4, 2002. On March 20, 2003, the trial court entered its Findings of Fact, Conclusions of Law, and Judgment in favor of the Company and against Hawkins and dismissed each of the causes of action asserted by Hawkins. The trial court’s decision, like all final judgments, is subject to being appealed by Hawkins. In the event such an appeal is filed, the Company intends to continue to vigorously defend the matter.

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc.    The case was filed October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas.    The case was filed November 9, 2000, and is before the American Arbitration Association, Tampa, Florida. Checkers Drive-In Restaurants, Inc. initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations in the counterclaim.

YOUGOTTAEAT, Inc. v. Checkers Drive-In Restaurants, Inc. and Kasheed Ahmad, d/b/a Checkers Elmont.    On February 13, 2003, a Complaint was filed against the Company in the United States District Court for the Eastern District of New York, Brooklyn Office. The Complaint asserts claims under federal and state law contesting the Company’s right to use its “Yougottaeat” service mark. No investigation or discovery has been conducted as of the date of this note and no estimate of possible loss or range of loss resulting from the lawsuit can be made at this time. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14:    SUBSEQUENT EVENTS

a)  Closed Restaurants—On January 6-7, 2003, we closed four Rallys’ restaurants in and around Bakersfield, CA. On February 25, 2003, we closed two additional restaurants located in Philadelphia, PA and New Orleans, LA. The impairment charges and lease reserves associated with these closings, were reported in the financial statements for fiscal 2002 because management commenced its plan for closing the restaurants during fiscal 2002.

b)  Stock Repurchase (unaudited)—On March 19, 2003, the Company announced that it would repurchase up to 1.3 million shares of its common stock. The repurchase plan calls for the Company to repurchase common stock from time to time in the open market or in privately negotiated block purchase transactions at the discretion of management.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 2002.

The following table sets forth the names and ages of our directors and the positions they hold:

Name	Age	Position
Peter C. O’Hara	47	Chairman of the Board of Directors
Daniel J. Dorsch	50	President, Chief Executive Officer and Director
Terry N. Christensen	62	Director
Willie D. Davis	68	Director
David Gotterer	74	Director
Burt Sugarman	64	Director

PETER C. O’HARA has served as a director since June 1998 and Chairman of the Board since December 2002. He has served as president of Capital Management of L.I., N.Y., Inc., a Checkers franchise area developer for Long Island, New York from March 1994 through October 2001.

DANIEL J. DORSCH has served as the Chief Executive Officer, President and a director since December 1999. Mr. Dorsch is also a multi-unit franchise owner for Papa John’s Pizza, earning franchisee of the year in 1998. Since 1994, Mr. Dorsch has also owned and operated franchises with Honda, Kawasaki, Yamaha, Suzuki, & Seadoo.

TERRY N. CHRISTENSEN has served as a director since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of Giant Group, Ltd. and MGM Mirage. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP performed legal services for us in 2002, 2001 and 2000. Such services have related to litigation, compliance with securities laws and other business matters.

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

BURT SUGARMAN has served as a director since June 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of Giant Group, Ltd. for the past five years. Mr. Sugarman served as Chairman of the Board of Rally’s Hamburgers, Inc. from November 1994 to October 1997.

Executive Officers

Set forth below is a description of the business experience and the ages of our executive officers, other than Mr. Dorsch, whose experience is described above. Executive officers serve at the discretion of our Board of Directors.

STEVE COHEN (51) has served as our Senior Vice President of Human Resources since December 1997. From May 1995 to December 1997, Mr. Cohen was the Field Human Resources Manager for EZCorp in Austin, Texas.

DAVID G. KOEHLER (45) has served as our Chief Financial Officer, Vice President of Finance and Treasurer since August 2001. Mr. Koehler is a certified public accountant with over 17 years of experience in Accounting, Investment Banking, Corporate Finance, and Information Technology. Previously he was Vice President of Finance at Pinnacle Towers from 1999 to 2001, and Chief Financial Officer of Fauquier Bank from 1994 to 1999. Additionally, he worked in PricewaterhouseCoopers LLP’s and Ernst & Young’s consulting practices.

ADAM NOYES (33) has served as Vice President of Operations and Purchasing since August 2000. He served as Vice President of Purchasing and Quality Assurance from October 1998 to August 2000, Senior Director of Purchasing from May 1998 to September 1998, Director of Purchasing from June 1996 to April 1998. Prior to this, Mr. Noyes served Checkers in the capacity of Restaurant Support Services from April 1991 to May 1996.

KEITH SIROIS (51) has served as Vice President of Franchise Operations since September 1999. From September 1998 to September 1999, he served as Checkers’ Director of Franchise Operations. Mr. Sirois served as a franchise business consultant with Checkers from August 1996 to September 1998. From March 1992 to September 1996, Mr. Sirois served as Vice President of Franchise Operations for Heartwise Express, Inc. in Chicago, Illinois.

RICHARD TURER (41) has served as Vice President of Marketing since September 1999. From July 1998 to September 1999, Mr. Turer served as Director of Marketing for Checkers and Rally’s. From May 1995 to July 1998, he was self-employed and operated Mill House McCabe, a marketing and promotional company, in Sparta, New Jersey.

BRIAN R. DOSTER (43) has served as Vice President, Corporate Counsel and Secretary since November, 2000. He served previously as Assistant General Counsel and Assistant Secretary of Checkers since April 1999 and September 1999, respectively. From November 1985 to April 1999, he was an attorney for Amoco Corporation in Chicago, Illinois. Mr. Doster is also a Director of Tampa Community Health Centers, Inc., a not for profit provider of health services, since January 2002.

The Company has adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The code of ethics is available to the public without charge, by request to Checkers Drive-In Restaurants, Inc., Legal Department, 4300 West Cypress Street, Suite 600, Tampa, FL 33607

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the headings “MANAGEMENT—Executive Compensation” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or before April 29, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 24, 2003, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and, (c) all officers and directors as a group. We had 12,274,486 shares outstanding as of February 24, 2003.

Name and Address of Beneficial Owner(1)(2)(3)	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(4)
FleetBoston Financial Corporation	1,181,492	9.6%
100 Federal Street, Boston, MA 02110

Calm Waters Partnership	1,142,050	9.3%
100 Heritage Reserve, Menomonee Falls, WI 53051

Giant Group, LTD	977,999	7.9%
9440 Santa Monica Blvd, #407, Beverly Hills, CA 90210

Daniel J. Dorsch(5)	544,797	4.4%
Peter C. O’Hara(6)	325,418	2.6%
Burt Sugarman(7)	296,341	2.4%
Terry N. Christensen(8)	150,164	1.2%
Willie Davis(9)	148,923	1.2%
David Gotterer(10)	143,948	1.2%
Steven Cohen(11)	55,298	*
Adam Noyes(12)	36,793	*
Keith Sirois(13)	32,499	*
David Koehler(14)	13,048	*
All officers and directors as a group (12 persons)(15)	1,804,934	14.4%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 24, 2003, upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 24, 2003 have been exercised.
(3)	Unless otherwise indicated, the address of each stockholder listed is 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.
(4)	Percentage calculation assumes owners’ derivative securities exercisable within 60 days from February 24, 2003 have been exercised.
(5)	Includes 116,667 shares issuable upon the exercise of presently exercisable stock options.
(6)	Includes 308,335 shares issuable upon the exercise of presently exercisable stock options.
(7)	Includes 254,280 shares issuable upon the exercise of presently exercisable stock options. Excludes 994,699 shares held by Giant Group, Ltd., as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of Giant Group Ltd.
(8)	Includes 145,657 shares issuable upon the exercise of presently exercisable stock options.
(9)	Includes 148,923 shares issuable upon the exercise of presently exercisable stock options.
(10)	Includes 143,948 shares issuable upon the exercise of presently exercisable stock options.
(11)	Includes 51,637 shares issuable upon the exercise of presently exercisable stock options.
(12)	Includes 34,088 shares issuable upon the exercise of presently exercisable stock options.
(13)	Includes 30,000 shares issuable upon the exercise of presently exercisable stock options.

(14)	Includes 10,000 shares issuable upon the exercise of presently exercisable stock options.
(15)	Includes an aggregate of 1,296,869 shares issuable upon the exercise of presently exercisable stock options held by officers and directors of the company.

See Note 11 of the consolidated financial statements for a summary of the status of all equity compensation plans, including options granted to employees, directors, and to non-employees as of December 30, 2002. All plans have been approved by the shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and its franchisees each pay a percentage of sales to the Checkers/Rally’s National Production Fund, Inc. (the “Fund”), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company’s contributions to the Fund are included in the advertising expenses in the consolidated statements of operations. Additionally, certain Company operated restaurants and franchises participate in similar advertising co-ops, which are accounted for similarly to the Fund.

During 2000, additional options were granted to members of the Board of Directors and shared executives at an exercise price below the market price of the common stock. Accordingly, non-cash compensation expense of $1.2 million and $0.5 million was recorded for members of the Board of Directors and shared executives, respectively. During fiscal 2001 and 2000, certain shared executives exercised 109,916 and 90,000 stock options, respectively.

Pursuant to our current employment agreement with Mr. Dorsch, the Company accepted a $100,000 note on December 14, 2000 in connection with the exercise of 100,000 stock options. The Company collected one payment of $33,333 during fiscal 2002 and will receive 2 additional equal annual payments on January 1, 2003 and 2004. Interest on the unpaid principal portion accumulates at a rate of 5% per annum.

Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro LLP, a law firm in which Mr. Christensen is a named partner, performed legal services for the Company during 2002, 2001 and 2000 amounting to $24,000, $45,000 and $457,000, respectively. Such services have related to the defense of certain litigation, compliance with securities laws and other business matters.

Beginning in September 1999 the Company engaged Peter O’Hara, one of its current Directors, to provide consulting services at a monthly fee of $10,000. Fees for fiscal 2000 totaled $60,000. Mr. O’Hara discontinued these services in June 2000.

We also shared certain officers and directors with Santa Barbara Restaurant Group, Inc. (Santa Barbara) from 1999 through September 2000. In accordance with that agreement, we paid $274,338 in 2000, to Santa Barbara for salary payments made on our behalf. During 2001, Mr. Maggard was a member of the Board of Directors of both Santa Barbara and Checkers Drive-In Restaurants, Inc. During 2000, Mr. Foley was the Chairman of the Board of Directors for both Santa Barbara and Checkers Drive-In Restaurants, Inc.

During fiscal 2001 and 2000, former shared executives exercised 109,916 and 90,000 stock options, respectively.

On January 9, 2003, the Company entered into a sublease agreement for a portion of the space leased for its executive offices to JNE, Inc., a Florida corporation solely owned by Daniel J. Dorsch, Chief Executive Officer of Checkers Drive-In Restaurants, Inc. The sublease for 3,285 square feet commences on March 1, 2003 and expires on February 29, 2008. The monthly rentals are $5,338 for the first year and increases by 3.5% each year. The Company also paid approximately $80,000 for charter aircraft services rendered by JNE, Inc. in fiscal 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.0    The following financial statements of the Registrant are included in Part II, Item 8:

Index to Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 30, 2002 and December 31, 2001

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three-year period ended December 30, 2002

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 30, 2002

Consolidated Statements of Cash Flow for each of the years in the three-year period ended December 30, 2002.

Notes to Consolidated Financial Statements

2.0	All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

3.0	The list of exhibits set forth in Item 14 (c) below is incorporated herein by reference.

(b)  Reports on Form 8-K.

1.0 (a)	On September 20, 2002, the Company issued a news release entitled “Checkers ® / Rally’s ® Introduces New HoneyGrilled Chicken Sandwich.”

(b)	On October 4, 2002, the Company issued a news release entitled “Checkers ® / Rally’s ® “You Gotta Eat” Ad Wins Top Industry Advertising Award.”

(c)

On December 24, 2002, the Company issued a news release entitled “O’Hara Steps Up As Checkers’ Chairman of The Board of Directors,” announcing Ronald Maggard stepping down as Chairman of the Board and Peter O’Hara’s election as Chairman of the Board.

(c)  List of Exhibits

2.1

Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. filed as exhibit 10.18 to the Company’s 1998 Form 10-K and incorporated herein by reference.

3.1

Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

3.2

Certificate of Amendment to Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3 to the Company’s Form 10-Q for the quarter ended June 30, 1993, is hereby incorporated herein by reference.

3.3

Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.3 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.4

Certificate of Merger of Domestic Corporations dated August 9, 1999, as filed with the Commission as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.5

Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.6

By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

3.7

Certificate of Incorporation of Checkers of Puerto Rico, Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000, as filed with the Commission as Exhibit 3.7 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.8

Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.8 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.9

Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.9 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.10

Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000, as filed with the Commission as Exhibit 3.10 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.11

By-Laws, Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001, as filed with the Commission as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 26, 2001.

3.12	Certificate of Merger of Rally’s Management, Inc., a wholly-owned subsidiary of the Registrant, dated December 28, 2001, is hereby incorporated herein by reference.

4.1

Form of Warrant Agreement dated August 9, 1999 between Checkers Drive-In Restaurants, Inc. and American Stock Transfer and Trust Company, Inc., as a Warrant Agent including form of Warrant Certificate, as filed with the Commission as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

4.2

Amended and Restated Credit Agreement, dated as of November 22, 1996, between the Company, CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.1 on the Company’s Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

4.3

Second Amended and Restated Security Agreement, dated as of November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.2 on the Company’s Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

4.4

Form of Warrant issued to lenders under the Amended and Restated Credit Agreement, dated November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.3 on the Company’s Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

4.5	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of the Company’s total assets will be furnished to the Commission upon request.

10.1

Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

10.2

1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

10.3	Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company’s proxy statement dated May 15, 1998 is incorporated herein by reference.

10.4	1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company’s form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

10.5

Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally’s Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

10.6

Operating Agreement by and between Rally’s Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

10.7

Employment Agreement between the Company and Daniel J. Dorsch dated December 14, 1999, as filed with the Commission as Exhibit 10.17 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

10.8

Checkers Drive-In Restaurants, Inc. Employee Stock Purchase Plan, as filed with the Commission as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

10.9

Loan Agreement: Senior Credit Facility A between the Registrant and Textron Financial Corporation, dated June 15, 2000 as filed with the Commission as Exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

10.10

Loan Agreement: Subordinate Credit Facility B and C between the Registrant and Textron Financial Corporation, dated June 15, 2000, as filed with the Commission as Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

10.11

Asset Purchase Agreement between the Registrant and Titan Holdings, LLC, dated January 26, 2000, as filed with the Commission as Exhibit 10.12 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.12

Asset Purchase Agreement between the Registrant and Altes, LLC, dated April 24, 2000, as filed with the Commission as Exhibit 10.13 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.13

Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.14 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.14

Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.15 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.15

Employment Agreement, dated November 20, 2000, between the Registrant and Daniel J. Dorsch, as filed with the Commission as Exhibit 10.16 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.16	2001 Stock Option Plan of the Company, as filed with the Commission as Appendix B to the Company’s Proxy dated August 6, 2001, is incorporated herein by reference.

21	Subsidiaries of the Company:

(a) Rally’s of Ohio, Inc., an Ohio corporation.

(b) CheckerCo, Inc., a Florida corporation.

(c) Checkers of Puerto Rico, Inc., a Puerto Rican corporation.

**23.1	Consent of KPMG LLP.

**99.1	Written statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.

**99.2	Written statement of Chief Financial (Accounting) Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003.

**	Filed herewith

(d) Financial Statement Schedules:

Described in Item 14 (a) (2) of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 26, 2003.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ DANIEL J. DORSCH
Daniel J. Dorsch President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 26, 2003.

Name	Title

/s/ DAVID G. KOEHLER David G. Koehler	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DANIEL J. DORSCH Daniel J. Dorsch	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PETER C. O’HARA Peter C. O’Hara	Director, Chairman of the Board

/s/ TERRY N. CHRISTENSEN Terry N. Christensen	Director

/s/ BURT SUGARMAN Burt Sugarman	Director

/s/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ DAVID GOTTERER David Gotterer	Director

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Daniel J. Dorsch, certify that:

1.  I have reviewed this annual report on Form 10-K of Checkers Drive-In Restaurants, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ DANIEL J. DORSCH
Daniel J. Dorsch President, Chief Executive Officer and Director

I, David G. Koehler, certify that:

1.  I have reviewed this annual report on Form 10-K of Checkers Drive-In Restaurants, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ DAVID G. KOEHLER
David G. Koehler Vice-President and Chief Financial Officer