Form 10-K/A
period 2002-12-30
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2003-04-22
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b—2). Yes    ✓     No

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

EXPLANATORY NOTE

The annual report on Form 10-K for the year ended December 30, 2002 of Checkers Drive-In Restaurants, Inc. is hereby amended for the proper number of shares beneficially owned and percentage of shares outstanding in Item 12.

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

Name and Address of Beneficial Owner(1)(2)(3)	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding (4)
FleetBoston Financial Corporation 100 Federal Street, Boston, MA 02110	1,181,492	9.6%

Calm Waters Partnership 100 Heritage Reserve, Menomonee Falls, WI 53051	1,142,050	9.3%

GIANT GROUP, LTD 9440 Santa Monica Blvd, #407, Beverly Hills, CA 90210	977,999	7.9%

Burt Sugarman (5)	1,274,340	10.1%
Daniel J. Dorsch (6)	544,797	4.4%
Peter C. O’Hara (7)	325,418	2.6%
Terry N. Christensen (8)	150,164	1.2%
Willie Davis (9)	148,923	1.2%
David Gotterer (10)	143,948	1.2%
Steven Cohen (11)	55,298	*
Adam Noyes (12)	36,793	*
Keith Sirois (13)	32,499	*
David Koehler (14)	13,048	*
All officers and directors as a group (12 persons) (15)	2,782,933	22.2%

*	Represents less than 1% of our outstanding common stock.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 24, 2003, upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 24, 2003 have been exercised.

(3)	Unless otherwise indicated, the address of each stockholder listed is 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.

(4)	Percentage calculation assumes owners’ derivative securities exercisable within 60 days from February 24, 2003 have been exercised.

(5)	Includes 254,280 shares issuable upon the exercise of presently exercisable stock options. Includes 977,999 shares held by GIANT GROUP, LTD. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of, and may be deemed to control, GIANT GROUP, LTD. Mr. Sugarman disclaims beneficial ownership of the GIANT GROUP, LTD. shares.

2

(6)	Includes 116,667 shares issuable upon the exercise of presently exercisable stock options.

(7)	Includes 308,335 shares issuable upon the exercise of presently exercisable stock options.

(8)	Includes 145,657 shares issuable upon the exercise of presently exercisable stock options.

(9)	Includes 148,923 shares issuable upon the exercise of presently exercisable stock options.

(10)	Includes 143,948 shares issuable upon the exercise of presently exercisable stock options.

(11)	Includes 51,637 shares issuable upon the exercise of presently exercisable stock options.

(12)	Includes 34,088 shares issuable upon the exercise of presently exercisable stock options.

(13)	Includes 30,000 shares issuable upon the exercise of presently exercisable stock options.

(14)	Includes 10,000 shares issuable upon the exercise of presently exercisable stock options.

(15)	Includes an aggregate of 1,296,869 shares issuable upon the exercise of presently exercisable stock options held by officers and directors of the company. Also includes 977,999 shares beneficially owned by GIANT GROUP, LTD. See Footnote (5) above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 21, 2003.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ David G. Koehler
David G. Koehler
Treasurer and Chief Financial Officer

3

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Daniel J. Dorsch, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 21, 2003	/s/ Daniel J. Dorsch
Daniel J Dorsch
President, Chief Executive Officer and Director

******************

I, David G. Koehler, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 21, 2003	/s/ David G. Koehler
David G. Koehler
Vice-President and Chief Financial Officer

********************