Form 10-Q
period 2003-03-24
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2003-05-06
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19649

Checkers Drive-In Restaurants, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	58-1654960
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4300 West Cypress Street	33607
Suite 600 Tampa, FL (Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 283-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b—2). Yes  ☑  No  ☐

The Registrant had 12,274,486 shares of Common Stock, par value $.001 per share, outstanding as of March 24, 2003 (excluding 48,242 shares held in treasury).

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 24, 2003	December 30, 2002
Current Assets:
Cash and cash equivalents	$13,324	$14,323
Restricted cash	4,177	3,821
Accounts, notes and leases receivable, net	2,391	2,667
Inventory	1,092	1,026
Prepaid expenses and other current assets	1,367	2,309
Property and equipment held for sale	1,277	1,619

Total current assets	23,628	25,765
Property and equipment, net	44,460	43,145
Notes receivable, net – less current portion	3,832	3,926
Leases receivable, net – less current portion	5,718	5,810
Intangible assets, net	44,663	44,728
Other assets, net	1,622	1,661

	$123,923	$125,035

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,234	$3,243
Accounts payable	3,721	6,243
Reserves for restaurant relocations and abandoned sites	1,336	1,446
Accrued wages and benefits	2,646	2,353
Accrued liabilities	6,301	7,194

Total current liabilities	17,238	20,479
Long-term debt, less current maturities	21,227	21,684
Obligations under capital leases, less current maturities	5,961	6,057
Long-term reserves for restaurant relocations and abandoned sites	5,984	6,282
Minority interests in joint ventures	141	123
Deferred revenue	4,770	4,900
Other long-term liabilities	4,756	4,981

Total liabilities	60,077	64,506
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at March 24, 2003 and December 30, 2002	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,322,728 at March 24, 2003 and 12,317,601 at December 30, 2002	12	12
Additional paid-in capital	145,709	145,678
Accumulated deficit	(81,410)	(84,629)

	64,311	61,061
Less: Treasury stock, 48,242 at March 24, 2003 and December 30, 2002, at cost	(465)	(465)
Note receivable – officer	—	(67)

Total stockholders’ equity	63,846	60,529

	$123,923	$125,035

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended
	March 24, 2003	March 25, 2002
REVENUES:
Restaurant sales	$39,719	$37,093
Franchise royalty revenue	3,308	3,322
Franchise fees and other income	54	4

Total revenues	$43,081	$40,419

COSTS AND EXPENSES:
Restaurant food and paper costs	12,441	11,247
Restaurant labor costs	12,048	11,787
Restaurant occupancy expenses	2,986	2,608
Restaurant depreciation and amortization	1,288	1,292
Other restaurant operating expenses	4,700	4,689
General and administrative expenses	3,189	2,989
Advertising	2,501	2,126
Bad debt expense	163	100
Non-cash compensation	23	23
Other depreciation and amortization	182	152
Restaurant retirement costs	14	375
Gain on sale of assets	(176)	(77)

Total costs and expenses	39,359	37,311

Operating income	3,722	3,108
OTHER INCOME (EXPENSE):
Interest income	261	397
Interest expense	(695)	(814)

Income before minority interests, income tax expense and cumulative effect of a change in accounting principle	3,288	2,691
Minority interests in operations of joint ventures	(18)	(27)

Income before income tax expense and cumulative effect of a change in accounting principle	3,270	2,664
Income tax expense	—	—

Net income before cumulative effect of a change in accounting principle	3,270	2,664
Cumulative effect of a change in accounting principle – net of income tax effect	(51)	—

Net income	$3,219	$2,664

Comprehensive income	$3,219	$2,664

Basic net earnings per share	$0.26	$0.24

Diluted net earnings per share	$0.25	$0.21

Weighted average number of common shares outstanding:
Basic	12,274	10,960
Diluted	13,001	12,854

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Quarter Ended
	March 24, 2003	March 25, 2002
Cash flows from operating activities:
Net income	$3,219	$2,664
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principles	51	—
Depreciation and amortization	1,470	1,444
Amortization of deferred loan costs	51	52
Provisions for bad debt	163	100
Non-cash compensation	23	23
Gain on sale of assets	(176)	(77)
Minority interest in operations of joint ventures	18	27
Change in assets and liabilities:
Decrease in receivables	298	1,241
(Increase), decrease in inventory	(66)	152
Decrease in prepaid expenses and other current assets	942	1,088
(Increase), decrease in other assets	(12)	111
Decrease in accounts payable	(2,522)	(1,104)
Decrease in accrued liabilities	(1,335)	(595)

Net cash provided by operating activities	2,124	5,126

Cash flows from investing activities:
Capital expenditures	(2,555)	(1,119)
Acquisitions of restaurants, net of cash acquired	—	(66)
Proceeds from sale of property and equipment	478	1,021

Net cash used in investing activities	(2,077)	(164)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(765)	(1,009)
Increase in restricted cash	(355)	(100)
Proceeds from exercise of stock options and warrants	7	782
Repayment of note receivable – officer	67	33
Purchase of treasury stock	—	(209)

Net cash used in financing activities	(1,046)	(503)

Net (decrease), increase in cash	(999)	4,459
Cash at beginning of period	14,323	7,159

Cash at end of period	$13,324	$11,618

Supplemental disclosures of cash flow information
Interest paid	$706	$745

Issuance of treasury stock	$—	$110

Issuance of capital lease obligation for equipment	$203	$—

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a) Basis of Presentation—The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, and its joint ventures, collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

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

The operating results for the first quarter ended March 24, 2003, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2002. Therefore, it is suggested that the accompanying consolidated financial statements be read in conjunction with the Company’s December 30, 2002 consolidated financial statements.

(b) Purpose and Organization—Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At March 24, 2003, there were 380 Rally’s restaurants operating in 17 different states and there were 398 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 778 total restaurants, 242 are owned by us and 536 are owned by franchisees. Two of the Company-owned restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) New Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted the standard for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated income statement for the quarter ended March 24, 2003 was $52,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $2,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs. Had the change in accounting principle been retroactively recorded, the pro forma net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 24, 2003	March 25, 2002

Net income, as reported	$3,219	$2,664
Change: assuming retroactive adjustment of the change in accounting principle	51	(2)

Pro forma net income	$3,270	$2,662

Earnings per share:
Basic – as reported	0.26	0.24
Basic – pro forma	0.27	0.24
Diluted – as reported	0.25	0.21
Diluted – pro forma	0.25	0.21

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will affect the timing of when the Company recognizes the cost for restaurant closings. We adopted SFAS No. 146 in the first quarter of fiscal 2003. The adoption of SFAS No. 146 did not materially impact our consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. The Company’s current accounting for funds received from vendors is consistent with EITF 02-16.

(d) Pro forma Diluted Earnings per Share—If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 24, 2003	March 25, 2002

Net income, as reported	$3,219	$2,664
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(490)	$(1,363)

Pro forma net income	$2,729	$1,301

Earnings per share:
Basic – as reported	0.26	0.24
Basic – pro forma	0.22	0.12
Diluted – as reported	0.25	0.21
Diluted – pro forma	0.21	0.10

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Assumptions	March 24, 2003	March 25, 2002
Risk-free interest rates	1.25%	1.73%
Volatility	84%	94%
Expected lives (months)	48	48

An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

(e) Use of Estimates—The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(f) Reclassifications—Certain amounts in the 2002 financial statements have been reclassified to conform to the current quarter 2003 presentation.

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

We had a working capital surplus of $6.5 million at March 24, 2003 as compared to a $5.3 million surplus at December 30, 2002. The change to liquidity was primarily due to operating profits of $3.3 million net of capital additions of $2.6.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants as of March 24, 2003.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of March 24, 2003 was approximately $6.2 million. As of March 24, 2003, we have deferred gains of $4.3 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains related to these sales are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.8 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $1.7 million and $1.9 million for the quarter ended March 24, 2003 and March 25, 2002, respectively.

Note 4: Intangible Assets

We assess the impairment of intangible assets, including such assets as franchise rights, tradename and enterprise level goodwill annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we have ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We performed an impairment review of our goodwill and tradename as of December 30, 2002. Based upon the review, no impairment charge was required and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values as of the balance sheet date.

Intangible assets consist of the following:

(Dollars in thousands)

	March 24, 2003	Dec. 30, 2002

Goodwill	$24,252	$24,252
Tradename	17,548	17,548
Amortizable intangible assets	2,863	2,928

Intangible assets, net	$44,663	$44,728

Amortizable intangible assets:

	March 24, 2003			December 30, 2002			Estimated Lives
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net

Reacquired franchise rights	$1,237	$(512)	$725	$1,237	$(494)	$743	1-11 years
Other intangibles	4,191	(2,053)	2,138	4,191	(2,006)	2,185	10-25 years

	$5,428	$(2,565)	$2,863	$5,428	$(2,500)	$2,928

Amortization for amortizable intangible assets, for each of five succeeding fiscal years are as follows:

Total
2003	$280
2004	262
2005	251
2006	251
2007	251

Note 5: Line of Credit

The Company has two separate loan facilities that permit the Company to borrow up to $15 million in the aggregate. The credit facility with Merrill Lynch is available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 4.4%. Each amount borrowed requires repayment in sixty installments of principal and interest. As security for borrowings, the Company will provide new restaurant equipment and new modular buildings as collateral. The credit facility with CNL Franchise Network, LP (CNL) is available through June 30, 2003. The agreement commits CNL to enter into sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The lease agreements will have a primary term of 20 years with two successive ten-year renewal options. There were no borrowings or sales-leaseback transactions under these loan facilities as of March 24, 2003.

Note 6: Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	March 24, 2003	December 30, 2002

Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.03% at March 24, 2003) secured by property and equipment.	$9,616	$9,881

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	13,031	13,119

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $88.	3,348	3,270

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $108.	3,934	4,105

Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8 and $15.	214	281

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	279	328

Total long-term debt and obligations under capital leases	30,422	30,984

Less current installments	(3,234)	(3,243)

Long-term debt, less current maturities	$27,188	$27,741

Although we continue to be obligated, approximately $6.2 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).

Note 7: Accounting Charges and Loss Provisions

At the end of fiscal 2002, we had reserves of $7.7 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the first quarter ended March 24, 2003, the Company made lease and other payments of $0.4 million against this reserve.

We account for long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which we adopted on January 1, 2002. SFAS 144 requires the write-down of certain intangibles and tangible property associated with under-performing sites. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year, based on our review, no impairment charges were deemed necessary for the quarter ended March 24, 2003.

Note 8: Income Taxes

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

As a result of the Merger in 1999, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999, Rally’s and Checkers had Federal net operating loss carryforwards of approximately $52.7 million and $67.0 million, respectively for a combined total of $119.7 million. Federal taxable income of $1.7 million and $0.8 million for 2001 and 2002, respectively, has reduced the remaining carryforward to $117.2 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the remaining pre-merger federal net operating loss carryforward to approximately $49.6 million over the carryforwards life of the net operating losses. The remaining pre-merger federal net operating loss carryforward of $67.6 million could expire before becoming available under these limitations. The $49.6 million federal net operating loss carryforwards are subject to limitation in any given year and will expire in 2018. The Company has approximately $10.4 million of post-merger federal net operating loss carryforward available through 2020, and approximately $1.8 million of federal alternative minimum tax credit carryforwards available indefinitely. In addition to the federal NOL’s available, the Company has similar NOL’s available in many of the states that it currently operates in. These NOL’s are subject to similar IRC Section 382 limitations in many of those states.

A valuation allowance has been provided for 100 percent of the net deferred tax assets since it cannot be determined that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill. Should 100% of the valuation allowance be realized, the adjustment to goodwill would be approximately $18 million.

Note 9: Subsequent Events

Pursuant to our stock repurchase program, under which our Board of Directors has authorized the repurchase of up to 1.3 million shares in accordance with applicable securities regulations. Between March 25, 2003 and April 28, 2003, the Company repurchased 201,741 shares of common stock to be held as treasury stock for approximately $1.2 million. Our stock repurchase program is used to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock will be included in treasury stock as a reduction of stockholders’ equity.

On April 14, 2003, the Company issued 20,052 shares of common stock previously held as treasury stock to our former Chief Executive Officer, Daniel J. Dorsch, as compensation in accordance with his employment agreement.

Daniel Dorsch resigned on April 29, 2003 as President, Chief Executive Officer and as a member of the Board of Directors. The Board of Directors, on May 1, 2003, appointed Keith Sirois as interim Chief Executive Officer. Mr. Sirois will also continue to serve as the Company’s Vice President of Franchise Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, its wholly-owned subsidiaries, and its joint ventures (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally’s was considered the surviving entity for accounting purposes since the shareholders of Rally’s owned a majority of our outstanding stock immediately following the merger. At March 24, 2003, there were 380 Rally’s restaurants operating in 17 different states and 398 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 778 total restaurants, 242 are owned by us and 536 are owned by franchisees. Two of our restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising relate directly to Company-owned restaurants.

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food; paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; weather conditions; construction schedules, uninterrupted product supply, results of existing and future litigation and other risk factors referenced in this Form 10-Q and in our annual report on Form 10-K for the year ended December 30, 2002.

RESTAURANTS OPERATING IN THE SYSTEM FOR THE QUARTERS ENDED

	June 18, 2001	Sept. 10, 2001	Dec. 31, 2001	March 25, 2002	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003
Company-operated:
Beginning of quarter	207	207	236	235	255	253	248	248
Openings/transfers in	—	29	1	23	2	—	—	—
Closings/transfers out	—	—	(2)	(3)	(4)	(5)	—	(6)

End of quarter	207	236	235	255	253	248	248	242

Franchise:
Beginning of quarter	638	640	606	586	540	541	541	536
Openings/transfers in	5	1	5	—	3	7	3	2
Closings/transfers out	(3)	(35)	(25)	(46)	(2)	(7)	(8)	(2)

End of quarter	640	606	586	540	541	541	536	536

	847	842	821	795	794	789	784	778

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended
	March 24, 2003	March 25, 2002
REVENUES:
Restaurant sales	92.2%	91.8%
Franchise royalty revenue	7.7%	8.2%
Franchise fees and other income	0.1%	0.0%

Total revenues	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs(1)	31.3%	30.3%
Restaurant labor costs(1)	30.3%	31.8%
Restaurant occupancy expenses(1)	7.5%	7.0%
Restaurant depreciation and amortization(1)	3.2%	3.5%
Other restaurant operating expenses(1)	11.8%	12.6%
General and administrative expenses	7.4%	7.4%
Advertising(1)	6.3%	5.7%
Bad debt expense	0.4%	0.2%
Non-cash compensation	0.1%	0.1%
Other depreciation and amortization	0.4%	0.4%
Restaurant retirement costs	0.0%	0.9%
Gain on sale of assets	(0.4%)	(0.2%)

Total costs & expenses	91.4%	92.3%

Operating income	8.6%	7.7%
OTHER INCOME (EXPENSE):
Interest income	0.6%	1.0%
Interest expense	(1.6%)	(2.0%)

Income before minority interests, income tax expense and cumulative effect of a change in accounting principle	7.6%	6.7%
Minority interests in operations of joint ventures	(0.0%)	(0.1%)

Income before income tax expense and cumulative effect of a change in accounting principle	7.6%	6.6%
Income tax expense	0.0%	0.0%

Net income before cumulative effect of a change in accounting principle	7.6%	6.6%
Cumulative effect of a change in accounting principle	0.1%	0.0%

Net income	7.5%	6.6%

(1)	As a percentage of restaurant sales

Comparison of Historical Results – Quarter Ended March 24, 2003 and Quarter Ended March 25, 2002

Revenues. Total revenues were $43.1 million for the quarter ended March 24, 2003, compared to $40.4 million for the quarter ended March 25, 2002. Company-owned restaurant sales increased by $2.6 million for the quarter ended March 24, 2003, to $39.7 million, as compared to $37.1 million for the quarter ended March 25, 2002 due primarily to the increase in sales at comparable restaurants of 6.4% for the quarter ended March 24, 2003.

Franchise royalty revenue stayed constant at $3.3 million through March 24, 2003, despite the decrease of franchise locations. There were 540 locations at the end of the first quarter in 2002 as compared to 536 at the end of the first quarter of 2003.

Franchise fees and other income was $54,000 for the first quarter of 2003, as compared to $4,000 for the first quarter of 2002, due to the opening of two franchise locations during the quarter ended March 24, 2003.

Costs and expenses. Restaurant food and paper costs totalled $12.4 million or 31.3% of restaurant sales for the quarter ended March 24, 2003, compared to $11.2 million or 30.3% of restaurant sales for the quarter ended March 25, 2002. The increase in food and paper costs as a percentage of restaurant sales was due primarily to the promotional campaign run during the first half of the first quarter of 2003, which had a higher food cost compared to the promotions that ran in the first quarter of 2002.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $12.0 million or 30.3% of restaurant sales for the quarter ended March 24, 2003, compared to $11.8 million or 31.8% of restaurant sales for the quarter ended March 25, 2002. Restaurant labor costs decreased as a percentage of restaurant sales due to labor efficiencies and operational changes put in place by management. Service times and throughput have improved by effectively utilizing the same labor force.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totalled $3.0 million or 7.5% of restaurant sales for the quarter ended March 24, 2003 compared to $2.6 million or 7.0% of restaurant sales for the quarter ended March 25, 2002. The increase was due to increases in several of the expenses in this category, such as general liability and property insurance as well as property tax expense. Likewise, many of the restaurants acquired in the first quarter of 2002 have slightly higher than average lease cost.

Restaurant depreciation and amortization remained constant at $1.3 million for both quarters ended March 24, 2003 and March 25, 2002. This expense represented 3.2% of restaurant sales for the quarter ended March 24, 2003, or 3.5% of restaurant sales for the quarter ended March 25, 2002. Depreciation was constant despite capital additions since March 25, 2002, as the Company recorded significant fixed asset impairment charges in 2002 based on the application of SFAS No. 144, which reduced the assets’ depreciable bases.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $4.7 million for the first quarter of 2002 and 2003. As a percentage of restaurant sales, this expense was 11.8% for the quarter ended March 24, 2003 compared to 12.6% for the quarter ended March 25, 2002. Utilities, the largest component of this category, decreased to 4.7% as a percentage of restaurant sales as of March 24, 2003 compared to 4.8% for the quarter ended March 25, 2002. Repairs and maintenance decreased to 3.1% as a percentage of sales for the quarter ended March 24, 2003 as compared to 3.9% for the same quarter of the prior year. Other costs increased slightly to 4.0% of restaurant sales compared to 3.9% for the same quarter of the prior year. The decrease in the percentage of restaurant sales was due largely to the comparable restaurant sales increase during the current quarter relative to the same quarter last year.

General and administrative expenses were $3.2 million, or 7.4% of total revenues for the quarter ended March 24, 2003 compared to $3.0 million, or 7.4% of total revenues for the quarter ended March 25, 2002. Costs were higher for the quarter ended March 24, 2003 as compared to the quarter ended March 25, 2002 due to increased professional fees in the current year.

Advertising expense increased to $2.5 million, or 6.3% of restaurant sales for the quarter ended March 24, 2003 from $2.1 million, or 5.7% of restaurant sales for the quarter ended March 25, 2002. The increase in advertising was due to the increased spending on media for markets which were previously franchise-operated as well as an overall increase in contribution rates for the national and regional advertising funds for which the Company participates in.

Bad debt expense increased to $163,000, or 0.4% of total revenues for the quarter ended March 24, 2003 compared to $100,000, or 0.2% of total revenues for the quarter ended March 25, 2002. The increase in this expense was due to the write off of specifically identified uncollectible receivables.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended March 24, 2003 and for the quarter ended March 25, 2002 was $23,000 for those options granted with a vesting period through mid-2003.

Other depreciation and amortization increased to $182,000 compared to $152,000. The majority of the increase was due to enhanced technology and other capital additions relating to corporate infrastructure added in the last half of 2002 and the first quarter of 2003.

Restaurant retirement costs decreased to $14,000 for the quarter ended March 24, 2003 compared to $0.4 million for the quarter ended March 25, 2002. These expenses relate to the estimated future costs related to surplus properties. In the fourth quarter of 2002, the lease reserve was increased for all remaining surplus sites to 100% of all future lease obligations because the current economy and the lack of current alternative investment opportunities hindered the Company’s ability to negotiate out of these sites on reasonable terms. Notwithstanding, management will continue to attempt to negotiate out of these leases. The expense in the current year is attributable to the estimated lease payments for the closing of one Company-owned restaurant.

Gain on sale of assets increased to $0.2 million for the quarter ended March 24, 2003 from $0.1 million for the quarter ended March 25, 2002. The increase in the gain for the current year is due to the sale of two modular buildings which were previously classified as held for sale.

Interest expense. Interest expense decreased to $0.7 million, or 1.6% of total revenues for the quarter ended March 24, 2003 from $0.8 million, or 2.0% of total revenues for the quarter ended March 25, 2002. This decrease in interest expense was due primarily to the decrease of $2.8 million in debt bearing a 14% interest rate in April 2002.

Income tax expense. The Company recorded no income tax expense for the first quarter of 2003. It is estimated that available federal and state net operating losses will reduce taxable income to zero based upon operations during the first quarter of the year. Management will continue to review future realization of deferred tax assets. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill.

Cumulative effect of a change in accounting principle. We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The cumulative effect on the income statement for the quarter ended March 24, 2003 by adopting this statement was $50,672. This cost represents the amount of expense that would have been recorded through the end of our fiscal year ending December 30, 2002 had SFAS No. 143 been applied since the inception of each of our leases meeting the criteria of SFAS No. 143. We will recognize approximately $2,000 of ongoing expense quarterly due to the adoption of SFAS No. 143, which is reflected in restaurant depreciation and restaurant retirement costs. In the event that additional leases are entered into by the Company that meet the criteria of SFAS No. 143, or conditions change that effect the assumptions used to estimate the retirement obligations, adjustments to the obligations will be recorded and expensed in the period made.

Liquidity and Capital Resources

We had a working capital surplus of $6.5 million at March 24, 2003 as compared to a $5.3 million surplus at December 30, 2002. The change to liquidity was primarily due to operating profits of $3.3 million for the first quarter of the year net of capital additions of $2.6 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants as of March 24, 2003.

Cash and cash equivalents decreased approximately $1.0 million to $13.3 million since the fiscal year ended December 30, 2002. Cash flow provided by operating activities is $2.1 million compared to $5.1 million for the same period last year. Current year cash flows are attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, offset by the significant decrease in accounts payable and accrued liabilities, due to quicker payment on food and paper purchases to take advantage of vendor term discounts offered.

Cash flow used for investing activities was $2.1 million and related primarily to capital expenditures for restaurant level renovations and technology enhancements company-wide offset by proceeds from the sale of capital assets.

Cash used by financing activities was $1.0 million. We made principal payments of $0.8 million on our debt and capital lease obligations and increased restricted cash by $0.4 million. These outlays were offset against receipts of $74,000 for the repayment of an officer note and issuance of common stock from the exercise of stock options through March 24, 2003.

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of March 24, 2003 was approximately $6.2 million. We have recorded deferred gains of $4.3 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.8 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we have ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename. We performed an impairment review on December 30, 2002. Based upon our review, no impairment was required, and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will perform our annual evaluation at December 29, 2003, unless circumstances call for us to perform an evaluation prior to then.

Allowance for doubtful accounts and accrued liabilities—Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Current portion of accounts, notes and leases receivable totaled $7.3 million, net of allowance for doubtful accounts of $4.9 million as of March 24, 2003.

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

Accounting for income taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of March 24, 2003, the Company has deferred tax assets available to reduce future income taxes. Currently there is a valuation allowance recorded for 100 percent of the net deferred tax assets. A change in the valuation allowance requires that it is more likely than not that a portion of the recorded deferred tax assets will be realized.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted the standard for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated income statement for the quarter ended March 24, 2003 was $52,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $2,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will affect the timing of when the Company recognizes the cost for restaurant closings. We adopted SFAS No. 146 in the first quarter of fiscal 2003. Adoption of SFAS No. 146 did not materially impact our consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) released Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached on this issue was that cash consideration received from a vendor is presumed to be a reduction of the cost of merchandise and should be recorded as a reduction of cost of goods sold unless the consideration is for either (1) payment for assets or services and therefore revenue, or (2) a reimbursement of costs incurred to advertise the vendor’s products, and therefore, a reduction of advertising expense. The Company’s current accounting for funds received from vendors is consistent with EITF 02-16.

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

The Company has entered into a tentative agreement to resolve the above-referenced litigation that is subject to the negotiation of a satisfactory formal written settlement agreement. The proposed agreement calls for the Company to pay the Plaintiffs a total of $902,301 consisting of an immediate payment to the Plaintiffs of accrued royalty fees and National Production Fund (i.e., advertising) contributions due the Company under the Plaintiffs’ franchise agreements which were placed in escrow pursuant to a stipulated court order and the remainder to be paid in equal monthly installments ending in August of 2005. As of March 24, 2003, the amount before-described escrow account totaled $638,119. The before-described negotiations have been protracted and there is no assurance that a final agreement can be achieved between the parties.

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

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”), James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 330 and that Gagne was damaged as a result thereof in the amount of $151,330; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

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

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc, ., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. The case was filed November 9, 2000, and is before the American Arbitration Association, Tampa, Florida. Checkers Drive-In Restaurants, Inc. initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations in the counterclaim.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Lease agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Checkers Drive-In Restaurants, Inc. dated December 23, 1999.

10.2	Mortgage agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Checkers Drive-In Restaurants, Inc. dated December 18, 1998.

10.3	Mortgage agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Rally’s Hamburgers, Inc. dated December 18, 1998.

99.1	Written statement of Chairman of the Board of Directors pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003.

99.2	Written statement of Chief Executive Officer (interim) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003

99.3	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003

(b) Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On March 19, 2003, the Registrant issued a news release entitled “Fourth Quarter and Full Year 2002 Results.”

On March 19, 2003, the Registrant issued a news release entitled “Checkers Announces Stock Repurchase.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKERS DRIVE-IN RESTAURANTS, INC. (Registrant)

Date: May 5, 2003	By:	/s/ PETER C. O’HARA
Chairman of the Board of Directors

Date: May 5, 2003	By:	/s/ KEITH E. SIROIS
Chief Executive Officer (interim)

Date: May 5, 2003	By:	/s/ DAVID G. KOEHLER
Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Peter C. O’Hara, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003	/s/ PETER C. O’HARA
Peter C. O’Hara Chairman of the Board of Directors

I, Keith E. Sirois, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003	/s/ KEITH E. SIROIS
Keith E. Sirois Chief Executive Officer (interim)

I, David G. Koehler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003	/s/ DAVID G. KOEHLER
David G. Koehler Vice-President and Chief Financial Officer

March 24, 2003 FORM 10-Q

Checkers Drive-In Restaurants, Inc.

Index to Exhibits

Exhibit Number	Exhibit Title

10.1	Lease agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Checkers Drive-In Restaurants, Inc. dated December 23, 1999.

10.2	Mortgage agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Checkers Drive-In Restaurants, Inc. dated December 18, 1998.

10.3	Mortgage agreement between GE Capital Franchise Finance Corporation, “GECFFC,” formerly FFCA Acquisition Corporation, and Rally’s Hamburgers, Inc. dated December 18, 1998.

99.1	Written statement of Chairman of the Board of Directors pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003

99.2	Written statement of Chief Executive Officer (interim) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003

99.3	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2003