Form 10-Q
period 2003-06-16
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2003-07-25
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The Registrant had 11,731,964 shares of Common Stock, par value $.001 per share, outstanding as of June 16, 2003 (excluding 602,431 shares held in treasury).

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Consolidated Balance Sheets June 16, 2003 and December 30, 2002	3

	Consolidated Statements of Income and Comprehensive Income Quarters ended June 16, 2003 and June 17, 2002 and Two Quarters ended June 16, 2003 and June 17, 2002	4

	Consolidated Statements of Cash Flows Two Quarters ended June 16, 2003 and June 17, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal proceedings	17

Item 2	Changes in Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

ITEM 1.    FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 16, 2003	December 30, 2002
Current Assets:
Cash and cash equivalents	$11,771	$14,323
Restricted cash	4,176	3,821
Accounts, notes and leases receivable, net	2,403	2,667
Inventory	1,184	1,026
Prepaid expenses and other current assets	1,586	2,309
Property and equipment held for sale	1,277	1,619

Total current assets	22,397	25,765

Property and equipment, net	45,366	43,145
Notes receivable, net – less current portion	3,746	3,926
Leases receivable, net – less current portion	5,592	5,810
Intangible assets, net	44,599	44,728
Other assets, net	1,587	1,661

	$123,287	$125,035

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,299	$3,243
Accounts payable	3,974	6,243
Reserves for restaurant relocations and abandoned sites	1,255	1,446
Accrued wages and benefits	2,576	2,353
Accrued liabilities	6,233	7,194

Total current liabilities	17,337	20,479

Long-term debt, less current maturities	20,774	21,684
Obligations under capital leases, less current maturities	5,572	6,057
Long-term reserves for restaurant relocations and abandoned sites	5,699	6,282
Minority interests in joint ventures	145	123
Deferred revenue	4,582	4,900
Other long-term liabilities	4,960	4,981

Total liabilities	59,069	64,506

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at June 16, 2003 and December 30, 2002	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,334,395 at June 16, 2003 and 12,317,601 at December 30, 2002	12	12
Additional paid-in capital	145,780	145,678
Accumulated deficit	(77,329)	(84,629)

	68,463	61,061

Less: Treasury stock, 602,431 shares at June 16, 2003 and 48,242 shares at December 30, 2002, at cost	(4,245)	(465)
Note receivable – officer	—	(67)

Total stockholders’ equity	64,218	60,529

	$123,287	$125,035

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Two Quarters Ended
	June 16, 2003	June 17, 2002	June 16, 2003	June 17, 2002
REVENUES:
Restaurant sales	$42,160	$39,055	$81,879	$76,148
Franchise royalty revenue	3,715	3,480	7,023	6,802
Franchise fees and other income	107	171	161	175

Total revenues	$45,982	$42,706	$89,063	$83,125

COSTS AND EXPENSES:
Restaurant food and paper costs	13,271	11,924	25,712	23,171
Restaurant labor costs	12,500	11,904	24,548	23,691
Restaurant occupancy expenses	2,851	2,850	5,837	5,458
Restaurant depreciation and amortization	1,303	1,315	2,591	2,607
Other restaurant operating expenses	5,074	5,733	9,774	10,422
General and administrative expenses	3,655	2,818	6,844	5,807
Advertising	2,500	2,197	5,001	4,323
Bad debt expense	53	100	216	200
Non-cash compensation	23	23	46	46
Other depreciation and amortization	194	155	376	307
Impairment of long lived assets	65	492	65	492
Restaurant retirement costs	18	42	32	417
Gain on sale of assets	(87)	(26)	(263)	(103)

Total costs and expenses	41,420	39,527	80,779	76,838

Operating income	4,562	3,179	8,284	6,287
OTHER INCOME (EXPENSE):
Interest income	274	318	535	715
Interest expense	(644)	(830)	(1,339)	(1,644)

Income before minority interests, income tax expense and cumulative effect of a change in accounting principle	4,192	2,667	7,480	5,358
Minority interests in operations of joint ventures	(19)	(2)	(37)	(29)

Income before income tax expense and cumulative effect of a change in accounting principle	4,173	2,665	7,443	5,329
Income tax expense	66	—	66	—

Income before cumulative effect of a change in accounting principle	4,107	2,665	7,377	5,329
Cumulative effect of a change in accounting principle – net of income tax effect	—	—	(51)	—

Net income	$4,107	$2,665	$7,326	$5,329

Comprehensive income	$4,107	$2,665	$7,326	$5,329

Basic net earnings per share	$0.34	$0.22	$0.60	$0.47

Diluted net earnings per share	$0.32	$0.19	$0.57	$0.40

Weighted average number of common shares outstanding:
Basic	12,000	11,892	12,136	11,426
Diluted	12,790	13,699	12,895	13,277

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Two Quarters Ended
	June 16, 2003	June 17, 2002
Cash flows from operating activities:
Net income	$7,326	$5,329
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principle	51	—
Depreciation and amortization	2,967	2,914
Amortization of deferred loan costs	102	99
Impairment of long-lived assets	65	492
Provisions for bad debt	216	200
Non-cash compensation	46	46
Gain on sale of assets	(263)	(103)
Minority interest in operations of joint ventures	37	29
Change in assets and liabilities:
Decrease in receivables	445	694
(Increase), decrease in inventory	(158)	152
Decrease in prepaid expenses and other current assets	723	1,108
(Increase), decrease in other assets	(28)	111
Decrease in accounts payable	(2,269)	(583)
Decrease in accrued liabilities	(1,573)	(851)

Net cash provided by operating activities	7,687	9,637

Cash flows from investing activities:
Capital expenditures	(5,045)	(3,260)
Acquisitions of restaurants, net of cash acquired	—	(109)
Proceeds from sale of property and equipment	503	1,359

Net cash used in investing activities	(4,542)	(2,010)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,527)	(4,822)
Increase in restricted cash	(354)	(336)
Proceeds from exercise of stock options and warrants	55	2,484
Proceeds from issuance of long-term debt and capital lease obligations	—	566
Repayment of note receivable – officer	67	33
Distributions to minority interests	(17)	(20)
Purchase of treasury stock	(3,921)	(209)

Net cash used in financing activities	(5,697)	(2,304)

Net (decrease), increase in cash	(2,552)	5,323
Cash at beginning of period	14,323	7,159

Cash at end of period	$11,771	$12,482

Supplemental disclosures of cash flow information
Interest paid	$1,411	$1,664

Issuance of treasury stock	$115	$110

Issuance of capital lease obligation for equipment	$203	$—

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a)    Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, its joint ventures, as well as four of its advertising cooperatives collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included.

The accounts of our joint ventures and four advertising cooperatives have been included with those of the Company in these unaudited consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for outside partners’ interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

The operating results for the first two quarters ended June 16, 2003, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2002. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s December 30, 2002 consolidated financial statements.

(b)    Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At June 16, 2003, there were 379 Rally’s restaurants operating in 17 different states and there were 402 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 781 total restaurants, 242 are owned by us and 539 are owned by franchisees. Two of the Company-owned restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c)    Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	June 16, 2003	June 17, 2002	June 16, 2003	June 17, 2002
Net income, as reported	$4,107	$2,665	$7,326	$5,329
Add/deduct: Additional stock-based compensation expense/benefit determined under fair value based method for all awards, net of related tax effects	$555	$(417)	$65	$(1,780)

Pro forma net income	$4,662	$2,248	$7,391	$3,549

Earnings per share:
Basic – as reported	0.34	0.22	0.60	0.47
Basic – pro forma	0.39	0.19	0.61	0.31

Diluted – as reported	0.32	0.19	0.57	0.40
Diluted – pro forma	0.36	0.16	0.57	0.27

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	June 16, 2003	June 17, 2002
Risk-free interest rates	1.25% – 6.53%	1.75% – 6.53%
Volatility	84% – 108%	92% – 108%
Expected lives (months)	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

(d)    Use of Estimates – The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(e)    Reclassifications – Certain amounts in the 2002 financial statements have been reclassified to conform to the current quarter 2003 presentation.

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

We had a working capital surplus of $5.1 million at June 16, 2003 as compared to a $5.3 million surplus at December 30, 2002. The change to liquidity was primarily due to operating profits of $7.3 million net of capital additions of $5.0 million and purchase of treasury shares for $3.9 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants as of June 16, 2003.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of June 16, 2003 was approximately $6.1 million. As of June 16, 2003, we have deferred gains of $4.1 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains related to these sales are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.6 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $3.5 million and $3.7 million for the two quarters ended June 16, 2003 and June 17, 2002, respectively.

Note 4: Line of Credit

The Company has two separate loan facilities that permit the Company to borrow up to $15 million in the aggregate. The credit facility with Merrill Lynch is available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 4.4%. Each amount borrowed requires repayment in sixty installments of principal and interest. As security for borrowings, the Company will provide new restaurant equipment and new modular buildings as collateral. The credit facility with CNL Franchise Network, LP (CNL) is available through December 31,2003. The agreement commits CNL to enter into sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The lease agreements will have a primary term of 20 years with two successive ten-year renewal options. There were no borrowings or sales-leaseback transactions under these loan facilities as of June 16, 2003.

Note 5: Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	June 16, 2003	December 30, 2002
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.02% at June 16, 2003) secured by property and equipment.	$9,345	$9,881

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	12,941	13,119

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $88.	3,218	3,270

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $108.	3,748	4,105

Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8 and $15.	163	281

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	230	328

Total long-term debt and obligations under capital leases	29,645	30,984

Less current installments	(3,299)	(3,243)

Long-term debt, less current maturities	$26,346	$27,741

Although we continue to be obligated, approximately $6.1 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 3).

Note 6: Accounting Charges and Loss Provisions

At the end of fiscal 2002, we had reserves of $7.7 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the second quarter ended June 16, 2003, the Company made lease and other payments of $0.8 million against this reserve.

We account for long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly completes an evaluation of long-lived assets during the year, based on our review, an impairment charge of $65 thousand was recorded during the quarter ended June 16, 2003.

Note 7: Income Taxes

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, its wholly-owned subsidiaries, and its joint ventures (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally’s was considered the surviving entity for accounting purposes since the shareholders of Rally’s owned a majority of our outstanding stock immediately following the merger. At June 16, 2003, there were 379 Rally’s restaurants operating in 17 different states and 402 Checkers restaurants operating in 21 different states and the District of Columbia. Of the 781 total restaurants, 242 are owned by us and 539 are owned by franchisees. Two of our restaurants are owned by joint venture partnerships in which we have a 51% and 75% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

We receive revenues from restaurant sales, franchise fees, royalties, and merchandise sales. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising relate directly to Company-owned restaurants. Other expenses, such as depreciation and amortization, and general and administrative expenses, relate to Company-owned restaurant operations and the Company’s franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings, closings, market sales and the sales volumes of both existing and new restaurants.

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

RESTAURANTS OPERATING IN THE SYSTEM FOR THE QUARTERS ENDED

	Sept. 10, 2001	Dec. 31, 2001	March 25, 2002	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003	June 16, 2003
Company-operated:
Beginning of quarter	207	236	235	255	253	248	248	242
Openings/transfers in	29	1	23	2	—	—	—	—
Closings/transfers out	—	(2)	(3)	(4)	(5)	—	(6)	—

End of quarter	236	235	255	253	248	248	242	242

Franchise:
Beginning of quarter	640	606	586	540	541	541	536	536
Openings/transfers in	1	5	—	3	7	3	2	4
Closings/transfers out	(35)	(25)	(46)	(2)	(7)	(8)	(2)	(1)

End of quarter	606	586	540	541	541	536	536	539

	842	821	795	794	789	784	778	781

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 16, 2003	June 17, 2002	June 16, 2003	June 17, 2002
REVENUES:
Restaurant sales	91.7%	91.5%	91.9%	91.6%
Franchise royalty revenue	8.1%	8.1%	7.9%	8.2%
Franchise fees and other income	0.2%	0.4%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	31.5%	30.5%	31.4%	30.4%
Restaurant labor costs (1)	29.6%	30.5%	30.0%	31.1%
Restaurant occupancy expenses (1)	6.8%	7.3%	7.1%	7.2%
Restaurant depreciation and amortization (1)	3.1%	3.4%	3.2%	3.4%
Other restaurant operating expenses (1)	12.0%	14.7%	11.9%	13.7%
General and administrative expenses	7.9%	6.6%	7.7%	7.0%
Advertising (1)	5.9%	5.6%	6.1%	5.7%
Bad debt expense	0.1%	0.2%	0.2%	0.2%
Non-cash compensation	0.1%	0.1%	0.1%	0.1%
Other depreciation and amortization	0.4%	0.4%	0.4%	0.4%
Impairment of long lived assets	0.1%	1.2%	0.1%	0.6%
Restaurant retirement costs	0.0%	0.1%	0.0%	0.5%
Gain on sale of assets	(0.2%)	(0.1%)	(0.3%)	(0.1%)

Total costs & expenses	90.1%	92.6%	90.7%	92.4%

Operating income	9.9%	7.4%	9.3%	7.6%

OTHER INCOME (EXPENSE):
Interest income	0.6%	0.7%	0.6%	0.8%
Interest expense	(1.4%)	(1.9%)	(1.5%)	(2.0%)

Income before minority interests, income tax expense and cumulative effect of a change in accounting principle	9.1%	6.2%	8.4%	6.4%
Minority interests in operations of joint ventures	0.0%	0.0%	0.0%	0.0%

Income before income tax expense	9.1%	6.2%	8.4%	6.4%
Income tax expense	(0.2%)	0.0%	(0.1%)	0.0%

Income before cumulative effect of a change in accounting principle	8.9%	6.2%	8.3%	6.4%
Cumulative effect of change in accounting principle – net of income tax effect	0.0%	0.0%	(0.1%)	0.0%

Net income	8.9%	6.2%	8.2%	6.4%

(1)	As a percentage of restaurant sales

Comparison of Historical Results – Quarter Ended June 16, 2003 and Quarter Ended June 17, 2002

Revenues. Total revenues were $46.0 million for the quarter ended June 16, 2003, compared to $42.7 million for the quarter ended June 17, 2002. Company-owned restaurant sales increased by $3.1 million for the quarter ended June 16, 2003, to $42.2 million, as compared to $39.1 million for the quarter ended June 17, 2002 due primarily to the increase in sales at comparable restaurants of 11.9% for the quarter ended June 16, 2003.

Franchise royalty revenue increased to $3.7 million for the quarter ended June 16, 2003, compared to $3.5 million for the quarter ended June 17, 2002, due to franchisee comparable restaurant sales growth of 4.0%. There were 541 locations at the end of the second quarter in 2002 as compared to 539 at the end of the second quarter of 2003.

Franchise fees and other income was $107,000 for the second quarter of 2003, as compared to $171,000 for the second quarter of 2002. Four franchise locations were opened during the quarter ended June 16, 2003.

Costs and expenses. Restaurant food and paper costs totaled $13.3 million or 31.5% of restaurant sales for the quarter ended June 16, 2003, compared to $11.9 million or 30.5% of restaurant sales for the quarter ended June 17, 2002. The increase in food and paper costs as a percentage of restaurant sales was due primarily to higher beef prices compared to the same quarter one year ago. Additionally, promotional campaigns run in the current year had higher food costs than those run in the prior year.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totaled $12.5 million or 29.6% of restaurant sales for the quarter ended June 16, 2003, compared to $11.9 million or 30.5% of restaurant sales for the quarter ended June 17, 2002. Restaurant labor costs decreased as a percentage of restaurant sales due to the increase in comparable restaurant sales, as well as labor efficiencies and operational changes put in place by management. Service times and throughput have improved by effectively utilizing the same labor force.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $2.9 million or 6.8% of restaurant sales for the quarter ended June 16, 2003 likewise, this category totaled $2.9 million or 7.3% of restaurant sales for the quarter ended June 17, 2002. The expense remained the same given the relatively fixed nature of this category, yet the decrease as a percentage of restaurant sales was due to the increase in comparable restaurant sales.

Restaurant depreciation and amortization remained constant at $1.3 million for both quarters ended June 16, 2003 and June 17, 2002. This expense represented 3.1% of restaurant sales for the quarter ended June 16, 2003, and 3.4% of restaurant sales for the quarter ended June 17, 2002. Depreciation was constant despite capital additions since June 17, 2002, as the Company recorded significant fixed asset impairment charges in 2002 based on the application of SFAS No. 144, which reduced the assets’ depreciable bases.

Other restaurant operating expenses includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $5.1 million for the second quarter of 2003 compared to $5.7 million in the same quarter of 2002. As a percentage of restaurant sales, this expense was 12.0% for the quarter ended June 16, 2003 compared to 14.7% for the quarter ended June 17, 2002. Utilities, the largest component of this category, decreased to 4.7% as a percentage of restaurant sales as of June 16, 2003 compared to 5.1% for the quarter ended June 17, 2002. Repairs and maintenance decreased to 3.3% as a percentage of sales for the quarter ended June 16, 2003 as compared to 4.8% for the same quarter of the prior year. Other costs also decreased to 4.0% of restaurant sales compared to 4.8% for the same quarter of the prior year. The decrease in the percentage of restaurant sales was due to decreased repairs and maintenance costs and to the comparable restaurant sales increase during the current quarter relative to the same quarter last year.

General and administrative expenses were $3.7 million, or 7.9% of total revenues for the quarter ended June 16, 2003 compared to $2.8 million, or 6.6% of total revenues for the quarter ended June 17, 2002. Costs were higher for the quarter ended June 16, 2003 as compared to the quarter ended June 17, 2002 due to increased professional fees for income tax related matters, legal costs to protect the Company’s trademarks and rights, and to assure compliance with the Sarbanes-Oxley Act of 2002 in the current year.

Advertising expense increased to $2.5 million, or 5.9% of restaurant sales for the quarter ended June 16, 2003 from $2.2 million, or 5.6% of restaurant sales for the quarter ended June 17, 2002. The increase in advertising was due to the increased spending on media for the motor sports initiative which began in the second quarter of the current year, while the decrease of the expense as a percentage of sales was due to increased comparable restaurant sales.

Bad debt expense decreased to $53,000, or 0.1% of total revenues for the quarter ended June 16, 2003 compared to $100,000, or 0.2% of total revenues for the quarter ended June 17, 2002. The decrease was due to improved collections experienced during the past several quarters.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended June 16, 2003 and for the quarter ended June 17, 2002 was $23,000 for those options granted with a vesting period through June 2003.

Other depreciation and amortization increased to $194,000 compared to $155,000. The majority of the increase was due to enhanced technology and other capital additions relating to corporate infrastructure added in the last half of 2002 and the first two quarters of 2003.

Restaurant retirement costs decreased to $18,000 for the quarter ended June 16, 2003 compared to $42,000 for the quarter ended June 17, 2002. These expenses relate to the estimated future costs related to surplus properties. In the fourth quarter of 2002, the lease reserve was increased for all remaining surplus sites to 100% of all future lease obligations because the current economy and the lack of current alternative investment opportunities hindered the Company’s ability to negotiate out of these sites on reasonable terms. Notwithstanding, management continues to attempt to negotiate out of these leases. The expense in the current year is attributable to removal of signage at surplus sites as well as accretion due to adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations”.

Gain on sale of assets increased to $87,000 for the quarter ended June 16, 2003 from $26,000 for the quarter ended June 17, 2002. The increase in the gain for the current year is due to the sale of one modular building.

Interest expense. Interest expense decreased to $0.6 million, or 1.4% of total revenues for the quarter ended June 16, 2003 from $0.8 million, or 1.9% of total revenues for the quarter ended June 17, 2002. This decrease in interest expense was due to the decrease in debt by $1.9 million since June 17, 2002.

Income tax expense. The Company recorded $66,000 in income tax expense for the second quarter of 2003 for estimated state income taxes. It is estimated that available federal net operating losses will reduce taxable income to zero based upon operations during the first two quarters of the year. Management will continue to review future realization of deferred tax assets. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill.

Comparison of Historical Results – Two Quarters Ended June 16, 2003 and Two Quarters Ended June 16, 2003

Revenues. Total revenues were $89.1 million for the two quarters ended June 16, 2003, compared to $83.1 million for the two quarters ended June 17, 2002. Company-owned restaurant sales increased by $5.8 million for the two quarters ended June 16, 2003, to $81.9 million, as compared to $76.1 million for the two quarters ended June 17, 2002, due primarily to an increase in comparable restaurant sales of 9.2% for the two quarters ended June 16, 2003 as compared with the two quarters ended June 17, 2002.

Franchise royalties revenue increased by $0.2 million, to $7.0 million for the two quarters ended June 16, 2003, while franchise fees and other income remained relatively constant at $0.2 million. Comparable restaurant sales at franchise locations increased 1.6% through June 16, 2003, as compared to sales through June 17, 2002.

Costs and expenses. Restaurant food and paper costs totaled $25.7 million or 31.4% of restaurant sales for the two quarters ended June 16, 2003, compared to $23.2 million or 30.4% of restaurant sales for the two quarters ended June 17, 2002. The increase in food and paper costs as a percentage of restaurant sales is due to increased beef costs for the first half of 2003 relative to the same period of 2002. In addition, gross margin for the promotional campaigns run in the current year were less favorable to the Company compared to the promotions that ran through the second quarter of 2002.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totaled $24.5 million or 30.0% of restaurant sales for the two quarters ended June 16, 2003, compared to $23.7 million or 31.1% of restaurant sales. Restaurant labor costs decreased as a percentage of restaurant sales due to the increase in comparable restaurant sales, as well as labor efficiencies and operational changes put in place by management. Service times and throughput have improved by effectively utilizing the same labor force.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $5.8 million or 7.1% of restaurant sales for the two quarters ended June 16, 2003 compared to $5.5 million or 7.2% of restaurant sales for the two quarters ended June 17, 2002. While occupancy expense increased due to the reduction in sublease rental income and increase in property tax expense in the current year, it decreased as a percentage of restaurant sales, due to an increase in comparable restaurant sales.

Restaurant depreciation and amortization totaled $2.6 million or 3.2% of restaurant sales for the two quarters ended June 16, 2003, compared to $2.6 million or 3.4% for the two quarters ended June 17, 2002. Depreciation was constant despite capital additions since June 17, 2002, as the Company recorded significant fixed asset impairment charges in 2002 based on the application of SFAS No. 144, which reduced the assets’ depreciable bases.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $9.8 million, or 11.9% of restaurant sales for the two quarters ended June 16, 2003 compared to $10.4 million, or 13.7% of restaurant sales for the two quarters ended June 17, 2002. Utilities, the largest component of this category, decreased to 4.6% as a percentage of restaurant sales through June 16, 2003 compared to 4.8% for the two quarters ended June 17, 2002. Repairs and maintenance decreased to 3.4% as a percentage of sales compared to 4.5% for the same two quarters in 2002. Other costs decreased to 3.9% of restaurant sales compared to 4.4% for the same two quarters of the prior year. Decrease in the category is attributable to the increase in comparable restaurant sales as well as the decrease in repair and maintenance performed to date in the current year.

General and administrative expenses were $6.8 million, or 7.7% of total revenues for the two quarters ended June 16, 2003 compared to $5.8 million, or 7.0% of total revenues for the two quarters ended June 17, 2002. Costs were higher for the two quarters ended June 16, 2003 as compared to the two quarters ended June 17, 2002 due to increased professional fees for income tax related matters, legal costs to protect the Company’s trademarks and rights, and to assure compliance with the Sarbanes-Oxley Act of 2002 in the current year.

Advertising expense increased to $5.0 million, or 6.1% of restaurant sales for the two quarters ended June 16, 2003 from $4.3 million, or 5.7% of restaurant sales for the two quarters ended June 17, 2002. The increase was due to increased spending on television media in previously franchise run markets, increases in contribution rates to several of the advertising cooperative funds, as well as the motor sports initiative which began in the second quarter of the current year.

Bad debt expense remained consistent at $0.2 million for the first half of 2003 and 2002, respectively.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the two quarters ended June 16, 2003 and the two quarters ended June 17, 2002 was $46,000 for those options granted with a vesting period through June 2003.

Other depreciation and amortization increased by $69,000 to $0.4 million. The majority of the increase was due to enhanced technology and other capital additions relating to corporate infrastructure added in the last half of 2002 and the first two quarters of 2003.

Restaurant retirement costs decreased $385,000 to $32,000 for the two quarters ended June 16, 2003 compared to $417,000 for the two quarters ended June 17, 2002. These expenses relate to the estimated future costs related to surplus properties. In the fourth quarter of 2002, the lease reserve was increased for all remaining surplus sites to 100% of all future lease obligations because the current economy and the lack of current alternative investment opportunities hindered the Company’s ability to negotiate out of these sites on reasonable terms. Notwithstanding, management continues to attempt to negotiate out of these leases. The expense in the current year is attributable to lease payments for the closing of one Company-owned restaurant, removal of signage at surplus sites, and accretion due to adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations”.

Interest expense. Interest expense decreased $0.3 million to $1.3 million, or 1.5% of total revenues for the two quarters ended June 16, 2003 from $1.6 million, or 2.0% of total revenues for the two quarters ended June 17, 2002. This decrease in interest expense is due to the decrease in overall debt, the Company’s repayment of debt bearing a 14% interest rate in April 2002, and the decrease in interest rates.

Income tax expense. The Company recorded $66,000 in income tax expense for the two quarters ended June 16, 2003 for estimated state income taxes. It is estimated that available federal net operating losses will reduce taxable income to zero based upon operations during the first two quarters of the year. Management will continue to review future realization of deferred tax assets. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill.

Cumulative effect of a change in accounting principle. We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. By adopting this statement, the cumulative effect on the income statement for the two quarters ended June 16, 2003 was $50,672. This cost represents the amount of expense that would have been recorded through the end of our fiscal year ending December 30, 2002 had SFAS No. 143 been applied since the inception of each of our leases meeting the criteria of

SFAS No. 143. We will recognize approximately $2,000 of ongoing expense quarterly due to the adoption of SFAS No. 143, which is reflected in restaurant depreciation and restaurant retirement costs. In the event that additional leases are entered into by the Company that meet the criteria of SFAS No. 143, or conditions change that effect the assumptions used to estimate the retirement obligations, adjustments to the obligations will be recorded and expensed in the period made.

Liquidity and Capital Resources

We had a working capital surplus of $5.1 million at June 16, 2003 as compared to a $5.3 million surplus at December 30, 2002. The change to liquidity was primarily due to operating profits of $7.3 million net of capital additions of $5.0 million and purchase of treasury shares for $3.9 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants as of June 16, 2003.

Cash and cash equivalents decreased approximately $2.6 million to $11.8 million since the fiscal year ended December 30, 2002. Cash flow provided by operating activities is $7.7 million compared to $9.6 million for the same period last year. Current year cash flows are attributable to current profits, a decrease in outstanding accounts receivable and prepaid expenses, offset by the significant decrease in accounts payable and accrued liabilities, due to quicker payment on food and paper purchases to take advantage of vendor term discounts offered.

Cash flow used for investing activities was $4.5 million and related primarily to capital expenditures for restaurant level renovations and technology enhancements company-wide offset by proceeds from the sale of capital assets.

Cash used by financing activities was $5.7 million. The most significant activity was our stock repurchase program, whereby we purchased 574,241 shares of common stock utilizing $3.9 million. In addition, we made principal payments of $1.5 million on our debt and capital lease obligations and increased restricted cash by $0.4 million. These outlays were offset against receipts of $0.1 million for the repayment of an officer note and issuance of common stock from the exercise of stock options through June 16, 2003.

Critical Accounting Policies:

Our critical accounting policies are as follows:

Revenue Recognition – Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of June 16, 2003 was approximately $6.1 million. We have recorded deferred gains of $4.1 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.6 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

Valuation of Long-Lived Assets – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

o significant underperformance relative to expected historical or projected future operating results;

o offers from current or potential franchisees for restaurants below carrying value;

o significant underperformance relative to expected historical or projected future operating results; and

o significant negative industry or economic trends.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year, based on our review, an impairment charge of $65 thousand was recorded during the quarter ended June 16, 2003.

Valuation of Intangible Assets and Goodwill – We assess the impairment of intangible assets, including such assets as franchise rights, tradename and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant negative industry or economic trends;

o significant decline in our stock price for a sustained period; and

o our market capitalization relative to net book value.

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

Allowance for doubtful accounts and accrued liabilities – Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Current portion of accounts, notes and leases receivable totaled $7.3 million, or $2.4 million, net of allowance for doubtful accounts of $4.9 million as of June 16, 2003.

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

Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 13 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and the reserve reflects this.

Accounting for income taxes – The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of June 16, 2003, the Company has deferred tax assets available to reduce future income taxes. Currently there is a valuation allowance recorded for 100 percent of the net deferred tax assets. A change in the valuation allowance requires that it is more likely than not that a portion of the recorded deferred tax assets will be realized.

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

The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the Amended Complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud, breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida’s Franchise Act. The Company has asserted counterclaims in the two actions for unpaid royalty and national advertising fund contributions and for declaratory judgments terminating the plaintiffs’ franchise agreements with the Company.

The Company had previously entered into a tentative agreement to resolve the above-referenced litigation that was subject to the negotiation of a satisfactory formal written agreement. The parties, however, were unable to negotiate the terms of a satisfactory settlement agreement and the Company intends to proceed to vigorously defend the claims made in the Amended Complaints and prosecute its counterclaims. No trial date has been scheduled for the matter as of July 24, 2003.

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

Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. On March 4, 1999, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Dorothy Hawkins v. Checkers Drive-In Restaurants, Inc. The Complaint generally alleges that Dorothy Hawkins (“Hawkins”) was induced into entering into a franchise agreement based upon misrepresentations by the Company and its officers, that the Company violated provisions of Florida’s Franchise Act and Florida’s Deceptive and Unfair Trade Practices Act, breached the franchise agreement and the implied duties of “good faith and fair dealings” relating thereto and engaged in other wrongful conduct. The matter was tried by the court sitting without a jury commencing on September 30, 2002 and ending on October 4, 2002. On March 20, 2003, the trial court entered its Findings of Fact, Conclusions of Law, and Judgment in favor of the Company and against Hawkins and dismissed each of the causes of action asserted by Hawkins. The trial court’s final judgment was not appealed by Hawkins.

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

YOUGOTTAEAT, Inc. v. Checkers Drive-In Restaurants, Inc. and Kasheed Ahmad, d/b/a Checkers Elmont. On February 13, 2003, a Complaint was filed against the Company in the United States District Court for the Eastern District of New York, Brooklyn Office. The Complaint asserts claims under federal and state law contesting the Company’s right to use its “Yougottaeat” service mark. On May 1, 2003, the United States District Court for the Eastern District of New York denied YOUGOTTAEAT, Inc. motion pursuant to Rule 65(a), citing their failure to show a likelihood of their succeeding on the merits. An appeal is pending; however, unless District Court is reversed on appeal, YOUGOTTAEAT, Inc.’s counsel have represented to the court that it will withdraw its claim without prejudice. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders for fiscal 2003 on May 28, 2003. The following matters were voted upon at the meeting: the election of David Gotterer and Burt Sugarman as directors to serve until the annual shareholders meeting in 2006 and approval of the appointment of KPMG LLP as our independent auditors for fiscal 2003. The term of office of Peter C. O’Hara, Terry Christensen and Willie D. Davis continued after the meeting.

The following are the total number of votes cast for, against, withheld, abstentions, and non-votes as to the matters set forth above:

	For	Against/ Withheld	Abstentions	Broker Non-votes
1. The election of David Gotterer	10,541,178	941,045	—	—
2. The election of Burt Sugarman	10,078,390	1,403,833	—	—
3. The ratification and approval of the appointment of KPMG LLP as our independent auditors.	11,444,480	28,044	9,699	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 25, 2003

99.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 25, 2003

(b) Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On April 29, 2003, Checkers Drive-In Restaurants, Inc. issued a press release regarding the resignation of Daniel J. Dorsch as CEO, President and Director.

On May 1, 2003, Checkers Drive-In Restaurants, Inc. issued a press release naming Keith E. Sirois as Interim CEO and President.

On May 7, 2003, the Registrant issued a news release entitled “Checkers/Rallys Named Official Burger of the Indianapolis 500, Brickyard 400”; and issued a corresponding Video News Release.

On May 12, 2003, the Registrant issued a news release entitled “New Screamin’ Chicken Sandwiches from Checkers and Rally’s.”

On May 21, 2003, the Registrant issued a news release entitled “Double Drive-Thru’s Focus on Speed and Service Accelerates Indy 500 Race-Week Event.”

On May 23, 2003, the Registrant issued a news release entitled “Checkers(R)/Rally’s(R)Sponsoring Sarah Fisher for Indianapolis 500; Double Drive-Thru Chain Steps up Again in Motor Sports Commitment: CHECKERS/RALLY’S SPONSORING SARAH FISHER FOR INDIANAPOLIS 500.”

On May 28, 2003, Checkers Drive-In Restaurants, Inc. issued a press release naming Keith E. Sirois as President and Chief Executive Officer.

On June 6, 2003, Checkers Drive-In Restaurants, Inc. issued a press release entitled “Checkers Drive-In Restaurants, Inc. to Present at the US Bancorp Piper Jaffray Consumer Conference.”

On June 11, 2003, the Registrant issued a news release entitled “CHECKERS DRIVE-IN UPDATES GUIDANCE.”

On June 13, 2003, Checkers Drive-In Restaurants, Inc. issued a press release entitled “Checkers(r)/Rally’s(r) Unveils 80-City ‘Road to the Brickyard 400(r)’ National Tour; ‘Official Burger’ of Brickyard 400 Takes Indianapolis Motor Speedway Relationship to the Streets.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: July 25, 2003	By: /s/ Keith E. Sirois Chief Executive Officer

Date: July 25, 2003	By: /s/ David G. Koehler Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Keith E. Sirois, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 25, 2003	/s/ Keith E. Sirois Keith E. Sirois Chief Executive Officer

I, David G. Koehler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Checkers Drive-In Restaurants, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 25, 2003	/s/ David G. Koehler David G. Koehler Vice-President and Chief Financial Officer

June 16, 2003 FORM 10-Q

Checkers Drive-In Restaurants, Inc.

Index to Exhibits

Exhibit Number	Exhibit Title

99.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 25, 2003

99.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 25, 2003