Form 10-Q
period 2003-09-08
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2003-10-23
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2003

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

The Registrant had 12,069,672 shares of Common Stock, par value $.001 per share, outstanding as of September 8, 2003 (excluding 637,431 shares held in treasury).

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets September 8, 2003 and December 30, 2002	3

	Consolidated Statements of Income and Comprehensive Income Quarters ended September 8, 2003 and September 9, 2002 and Three quarters ended September 8, 2003 and September 9, 2002	4

	Consolidated Statements of Cash Flows Three quarters ended September 8, 2003 and September 9, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal proceedings	18

Item 2	Changes in Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

ITEM 1.	FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 8, 2003	December 30, 2002
Current Assets:
Cash and cash equivalents	$11,917	$14,323
Restricted cash	4,141	3,821
Accounts, notes and leases receivable, net	2,995	2,667
Inventory	1,169	1,026
Prepaid expenses and other current assets	1,421	2,309
Property and equipment held for sale	1,132	1,619

Total current assets	22,775	25,765

Property and equipment, net	47,021	43,145
Notes receivable, net—less current portion	4,073	3,926
Leases receivable, net—less current portion	5,482	5,810
Intangible assets, net	44,534	44,728
Other assets, net	1,559	1,661

	$125,444	$125,035

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,257	$3,243
Accounts payable	4,327	6,243
Reserves for restaurant relocations and abandoned sites	1,067	1,446
Accrued wages and benefits	2,619	2,353
Accrued liabilities	6,100	7,194

Total current liabilities	17,370	20,479

Long-term debt, less current maturities	20,382	21,684
Obligations under capital leases, less current maturities	5,269	6,057
Long-term reserves for restaurant relocations and abandoned sites	5,218	6,282
Minority interests in joint ventures	131	123
Deferred revenue	4,433	4,900
Other long-term liabilities	5,163	4,981

Total liabilities	57,966	64,506

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at September 8, 2003 and December 30, 2002	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,707,103 at September 8, 2003 and 12,317,601 at December 30, 2002	13	12
Additional paid-in capital	146,845	145,678
Accumulated deficit	(74,820)	(84,629)

	72,038	61,061
Less: Treasury stock, 637,431 shares at September 8, 2003 and 48,242 shares at December 30, 2002, at cost	(4,560)	(465)
Note receivable—officer	—	(67)

Total stockholders’ equity	67,478	60,529

	$125,444	$125,035

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 8, 2003	September 9, 2002	September 8, 2003	September 9, 2002
REVENUES:
Restaurant sales	$39,405	$38,816	$121,284	$114,964
Franchise royalty revenue	3,584	3,485	10,607	10,287
Franchise fees and other income	17	103	201	278

Total revenues	$43,006	$42,404	$132,092	$125,529

COSTS AND EXPENSES:
Restaurant food and paper costs	12,397	12,040	38,109	35,211
Restaurant labor costs	12,355	12,093	36,903	35,784
Restaurant occupancy expenses	2,805	2,651	8,642	8,109
Restaurant depreciation and amortization	1,360	1,559	3,951	4,166
Other restaurant operating expenses	5,422	5,219	15,219	15,640
General and administrative expenses	2,928	2,598	9,772	8,405
Advertising	2,819	2,690	7,820	7,013
Bad debt expense	51	23	267	223
Non-cash compensation	—	23	46	69
Other depreciation and amortization	192	156	568	463
Impairment of long lived assets	131	429	196	921
Restaurant retirement costs, net	(123)	449	(91)	867
Gain on sale of assets, net	(186)	(609)	(449)	(712)

Total costs and expenses	40,151	39,321	120,953	116,159

Operating income	2,855	3,083	11,139	9,370
OTHER INCOME (EXPENSE):
Interest income	260	317	795	1,032
Interest expense	(553)	(705)	(1,892)	(2,349)

Income before minority interests, income tax expense and cumulative effect of a change in accounting principle	2,562	2,695	10,042	8,053
Minority interests in operations of joint ventures	(54)	(9)	(91)	(38)

Income before income tax expense and cumulative effect of a change in accounting principle	2,508	2,686	9,951	8,015
Income tax expense	—	—	66	—

Income before cumulative effect of a change in accounting principle	2,508	2,686	9,885	8,015
Cumulative effect of a change in accounting principle - net of income tax effect	—	—	(51)	—

Net income	$2,508	$2,686	$9,834	$8,015

Comprehensive income	$2,508	$2,686	$9,834	$8,015

Basic net earnings per share	$0.21	$0.22	$0.82	$0.68

Diluted net earnings per share	$0.20	$0.20	$0.76	$0.60

Weighted average number of common shares outstanding:
Basic	11,871	12,289	12,048	11,714
Diluted	12,827	13,530	12,872	13,361

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Quarters Ended
	September 8, 2003	September 9, 2002
Cash flows from operating activities:
Net income	$9,834	$8,015
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principle	51	—
Depreciation and amortization	4,519	4,629
Amortization of deferred loan costs	127	162
Impairment of long-lived assets	196	921
Provisions for bad debt	267	223
Non-cash compensation	46	69
Gain on sale of assets	(449)	(712)
Minority interest in operations of joint ventures	91	38
Change in assets and liabilities:
Increase, (decrease) in receivables	(339)	948
(Increase), decrease in inventory	(143)	150
Decrease in prepaid expenses and other current assets	891	456
(Increase), decrease in other assets	(28)	111
Decrease in accounts payable	(1,917)	(252)
Decrease in accrued liabilities	(2,140)	(1,550)

Net cash provided by operating activities	11,006	13,208

Cash flows from investing activities:
Capital expenditures	(8,233)	(5,404)
Acquisitions of restaurants, net of cash acquired	(200)	(109)
Proceeds from sale of property and equipment	711	2,384

Net cash used in investing activities	(7,722)	(3,129)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,264)	(5,566)
Increase in restricted cash	(319)	(336)
Proceeds from exercise of stock options and warrants	1,121	2,511
Proceeds from issuance of long-term debt and capital lease obligations	—	566
Repayment of note receivable - officer	67	33
Distributions to minority interests	(59)	(45)
Purchase of treasury stock	(4,236)	(209)

Net cash used in financing activities	(5,690)	(3,046)

Net (decrease), increase in cash	(2,406)	7,033
Cash at beginning of period	14,323	7,159

Cash at end of period	$11,917	$14,192

Supplemental disclosures of cash flow information
Interest paid	$2,016	$2,434

Issuance of treasury stock	$115	$110

Issuance of capital lease obligation for equipment	$203	$—

Note receivable accepted for market sale	$—	$1,225

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1:	Summary of Significant Accounting Policies

(a) Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries, its joint ventures, as well as four of its advertising cooperatives collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included, and all adjustments were of a normal and recurring nature.

The accounts of our joint ventures and four advertising cooperatives we participate in have been included with those of the Company in these unaudited consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation and minority interests have been established for outside partners’ interests. The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which consists of four 4-week periods.

The operating results for the first three quarters ended September 8, 2003, are not necessarily an indication of the results that may be expected for the fiscal year ending December 29, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2002. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s December 30, 2002 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At September 8, 2003, there were 381 Rally’s restaurants operating in 17 different states and there were 401 Checkers restaurants operating in 20 different states and the District of Columbia. Of the 782 total restaurants, 242 are owned by us and 540 are owned by franchisees. One of the Company-owned restaurants is owned by a joint venture partnership in which we have a 51% ownership interest.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) New Accounting Pronouncements – In January 2003, Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. FIN 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In October 2003, the Financial Accounting Standards Board deferred the effective date for all variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require the provisions of the Interpretation to be adopted at the end of the period ending after December 15, 2003. The Company is currently in the process of evaluating whether there are any VIE’s which would require consolidation. Although the Company does not believe the full adoption of FIN 46 will have an impact on net earnings, the Company cannot make any definitive determination until it completes its evaluation.

(d) Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 8, 2003	September 9, 2002	September 8, 2003	September 9, 2002
Net income, as reported	$2,508	$2,686	$9,834	$8,015
Add/Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,413)	$(917)	$(1,347)	$(2,697)

Pro forma net income	$1,095	$1,769	$8,487	$5,318

Earnings per share:
Basic - as reported	0.21	0.22	0.82	0.68
Basic - pro forma	0.09	0.14	0.70	0.45

Diluted - as reported	0.20	0.20	0.76	0.60
Diluted - pro forma	0.09	0.13	0.66	0.40

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	September 8, 2003	September 9, 2002
Risk-free interest rates	1.03% - 6.52%	1.75% - 6.53%
Volatility	73% - 108%	92% - 108%
Expected lives (months)	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

The Company granted 684,250 stock options on April 8, 2002 at an exercise price of $10.80 as well as 175,000 stock options on August 21, 2003 at an exercise price of $9.63 to employees under the 2001 Plan. In addition, the Company granted 50,000 stock options on December 23, 2002 at an exercise price of $6.45, 8,335 stock options on December 31, 2002 at an exercise price of $6.26, and 200,000 stock options on August 21, 2003 at an exercise price of $9.63 to members of the Board of Directors under the Directors Plan.

(e) Advertising Costs – The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives and the Checkers/Rally’s National Production Fund, we expense our contributions as incurred.

(f) Use of Estimates – The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(g) Reclassifications – Certain amounts in the 2002 financial statements have been reclassified to conform to the current quarter 2003 presentation.

Note 2:	Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures.

We had a working capital surplus of $5.4 million at September 8, 2003 as compared to a $5.3 million surplus at December 30, 2002. The factors having the greatest impact on liquidity are operating profits of $9.8 million, capital additions of $8.2 million and treasury share purchases of $4.2 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of September 8, 2003.

Note 3:	Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of September 8, 2003 was approximately $6.0 million. As of September 8, 2003, we have deferred gains of $4.1 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains related to these sales are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.6 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $5.3 million and $5.7 million for the Three quarters ended September 8, 2003 and September 9, 2002, respectively.

Note 4:	Line of Credit

The Company has a credit facility with CNL Franchise Network, LP (CNL) that allows it to borrow up to $5 million, and is available through December 31, 2003. The agreement commits CNL to enter into sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The lease agreements will have a primary term of 20 years with two successive ten-year renewal options. There were no sales-leaseback transactions under this loan facility as of September 8, 2003.

Note 5:	Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	September 8, 2003	December 30, 2002
Note payable (Loan A) to Textron Financial Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (4.8% at September 8, 2003) secured by property and equipment.	$9,068	$9,881

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty- three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	12,847	13,119

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $88.	3,087	3,270

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $108.	3,556	4,105

Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8 and $15.	125	281

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	225	328

Total long-term debt and obligations under capital leases	28,908	30,984

Less current installments	(3,257)	(3,243)

Long-term debt, less current maturities	$25,651	$27,741

Although we continue to be obligated, approximately $6.0 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 3).

Note 6:	Accounting Charges and Loss Provisions

At the end of fiscal 2002, we had reserves of $7.7 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of future lease obligations and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the third quarter ended September 8, 2003, the Company made lease and other payments of $1.3 million against this reserve. The Company terminated leases for two surplus sites which were negotiated for less than the contractual obligation, further reducing the reserve by approximately $91,000.

We measure impairment of long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included, individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, impairment charges of $196 thousand have been recorded during 2003.

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

Note 8:	Subsequent events

On September 9, 2003, the Company acquired three franchisee-owned restaurants located in the Tampa market. The purchase price for the restaurants, including land on which they are located, totaled $1.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, its wholly-owned subsidiaries, and its joint ventures (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s), which were merged in August 1999. Although Checkers was the surviving entity for purposes of corporate law, Rally’s was considered the surviving entity for accounting purposes since the shareholders of Rally’s owned a majority of our outstanding stock immediately following the merger. At September 8, 2003, there were 381 Rally’s restaurants operating in 17 different states and 401 Checkers restaurants operating in 20 different states and the District of Columbia. Of the 782 total restaurants, 242 are owned by us and 540 are owned by franchisees. One of our restaurants is owned by a joint venture partnership in which we have a 51% ownership interest. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

RESTAURANTS OPERATING IN THE SYSTEM FOR THE QUARTERS ENDED

	Dec. 31, 2001	March 25, 2002	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003	June 16, 2003	Sept. 8, 2003
Company-operated:
Beginning of quarter	236	235	255	253	248	248	242	242
Openings/transfers in	1	23	2	—	—	—	—	1
Closings/transfers out	(2)	(3)	(4)	(5)	—	(6)	—	(1)

End of quarter	235	255	253	248	248	242	242	242

Franchise:
Beginning of quarter	606	586	540	541	541	536	536	539
Openings/transfers in	5	—	3	7	3	2	4	2
Closings/transfers out	(25)	(46)	(2)	(7)	(8)	(2)	(1)	(1)

End of quarter	586	540	541	541	536	536	539	540

	821	795	794	789	784	778	781	782

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Three Quarters Ended
	September 8, 2003	September 9, 2002	September 8, 2003	September 9, 2002
REVENUES:
Restaurant sales	91.6%	91.6%	91.8%	91.6%
Franchise royalty revenue	8.3%	8.2%	8.0%	8.2%
Franchise fees and other income	0.1%	0.2%	0.2%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	31.5%	31.0%	31.4%	30.6%
Restaurant labor costs (1)	31.4%	31.2%	30.4%	31.1%
Restaurant occupancy expenses (1)	7.1%	6.8%	7.1%	7.1%
Restaurant depreciation and amortization (1)	3.5%	4.0%	3.3%	3.6%
Other restaurant operating expenses (1)	13.8%	13.4%	12.5%	13.6%
General and administrative expenses	6.8%	6.1%	7.4%	6.7%
Advertising (1)	7.2%	6.9%	6.4%	6.1%
Bad debt expense	0.1%	0.1%	0.2%	0.2%
Non-cash compensation	0.0%	0.1%	0.0%	0.1%
Other depreciation and amortization	0.4%	0.4%	0.4%	0.4%
Impairment of long lived assets	0.3%	1.0%	0.1%	0.7%
Restaurant retirement costs	(0.3)%	1.1%	(0.1)%	0.7%
Gain on sale of assets	(0.4)%	(1.4)%	(0.3)%	(0.6)%

Total costs & expenses	93.4%	92.7%	91.6%	92.5%

Operating income	6.6%	7.3%	8.4%	7.5%

OTHER INCOME (EXPENSE):
Interest income	0.6%	0.7%	0.6%	0.8%
Interest expense	(1.3)%	(1.7)%	(1.4)%	(1.9)%

Income before minority interests, income tax expense and cumulative effect of a change in accoutning principle	5.9%	6.3%	7.6%	6.4%
Minority interests in operations of joint ventures	(0.1)%	0.0%	(0.1)%	0.0%

Income before income tax expense	5.8%	6.3%	7.5%	6.4%
Income tax expense	0.0%	0.0%	0.0%	0.0%

Income before cumulative effect of a change in accounting principle	5.8%	6.3%	7.5%	6.4%
Cumulative effect of change in accoutning principle - net of income tax effect	0.0%	0.0%	(0.1)%	0.0%

Net income	5.8%	6.3%	7.4%	6.4%

(1)	As a percentage of restaurant sales

Comparison of Historical Results – Quarter Ended September 8, 2003 and Quarter Ended September 9, 2002

Revenues. Total revenues were $43.0 million for the quarter ended September 8, 2003, compared to $42.4 million for the quarter ended September 9, 2002. Company-owned restaurant sales increased by $0.6 million for the quarter ended September 8, 2003, to $39.4 million, as compared to $38.8 million for the quarter ended September 9, 2002 due primarily to the increase in sales at comparable restaurants of 3.2% for the quarter ended September 8, 2003.

Franchise royalty revenue increased to $3.6 million for the quarter ended September 8, 2003, compared to $3.5 million for the quarter ended September 9, 2002, due to franchisee comparable restaurant sales growth of 0.7%. There were 540 franchise locations at the end of the third quarter in 2003 as compared to 541 at the end of the third quarter of 2002.

Franchise fees and other income was $17,000 for the third quarter of 2003, as compared to $103,000 for the third quarter of 2002. Two franchise locations were opened during the quarter ended September 8, 2003 as compared to the opening of seven franchise locations during the quarter ended September 9, 2002.

Costs and expenses. Restaurant food and paper costs totalled $12.4 million or 31.5% of restaurant sales for the quarter ended September 8, 2003, compared to $12.0 million or 31.0% of restaurant sales for the quarter ended September 9, 2002. The increase in food and paper costs as a percentage of restaurant sales was due primarily to higher beef prices compared to the same quarter one year ago. Additionally, promotional campaigns run in the current year had less favorable margins than those which were run in the same quarter of the prior year.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totalled $12.4 million or 31.4% of restaurant sales for the quarter ended September 8, 2003, compared to $12.1 million or 31.2% of restaurant sales for the quarter ended September 9, 2002. Restaurant labor costs increased nominally as a result of the increased sales volume, and remained relatively stable as a percentage of restaurant sales.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $2.8 million or 7.1% of restaurant sales for the quarter ended September 8, 2003, as compared to $2.7 million or 6.8% of restaurant sales for the quarter ended September 9, 2002. Occupancy expense increased due to increases in property taxes as well as increased insurance costs in the current year.

Restaurant depreciation and amortization decreased to $1.4 million for the quarter ended September 8, 2003 as compared to $1.6 million for the quarter ended September 9, 2002. This expense represented 3.5% of restaurant sales for the quarter ended September 8, 2003, and 4.0% of restaurant sales for the quarter ended September 9, 2002. Depreciation was slightly lower despite capital additions put in service since September 9, 2002, as the Company recorded significant fixed asset impairment charges in the fourth quarter of 2002, which reduced the assets’ depreciable bases.

Other restaurant operating expenses includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $5.4 million for the third quarter of 2003 compared to $5.2 million in the same quarter of 2002. As a percentage of restaurant sales, this expense was 13.8% for the quarter ended September 8, 2003 compared to 13.4% for the quarter ended September 9, 2002. Utilities, the largest component of this category, increased to 5.4% as a percentage of restaurant sales as of September 8, 2003 compared to 5.2% for the quarter ended September 9, 2002. Repairs and maintenance decreased to 3.8% as a percentage of sales for the quarter ended September 8, 2003 as compared to 4.3% for the same quarter of the prior year. Other costs increased to 4.6% of restaurant sales compared to 3.9% for the same quarter of the prior year. The decrease in the percentage of restaurant sales was due to decreased repairs and maintenance costs and to the comparable restaurant sales increase during the current quarter relative to the same quarter last year.

General and administrative expenses were $2.9 million, or 6.8% of total revenues for the quarter ended September 8, 2003 compared to $2.6 million, or 6.1% of total revenues for the quarter ended September 9, 2002. Costs were higher for the quarter ended September 8, 2003 as compared to the quarter ended September 9, 2002 due to increased professional fees for income tax related matters which was partially offset by a legal settlement.

Advertising expense increased to $2.8 million, or 7.2% of restaurant sales for the quarter ended September 8, 2003 from $2.7 million, or 6.9% of restaurant sales for the quarter ended September 9, 2002. The increase in advertising was due primarily to the increased spending on media for the motor sports initiative which began in the second quarter of the current year.

Bad debt expense increased to $51,000, or 0.1% of total revenues for the quarter ended September 8, 2003 compared to $23,000, or 0.1% of total revenues for the quarter ended September 9, 2002. The increase was due to bad debt recovery recorded in the third quarter of the prior year.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the quarter ended September 8, 2003 was zero as compared to $23,000 for the quarter ended September 9, 2002, as those options granted had a vesting period through June 2003.

Other depreciation and amortization increased to $192,000 compared to $156,000. The majority of the increase was due to enhanced technology and other capital additions relating to corporate infrastructure added in the last half of 2002 and the first three quarters of 2003.

Impairment of long lived assets of $131,000 was recognized for the quarter ended September 8, 2003 for the impairment of one held for use restaurant based upon the review of its current and projected operating results.

A benefit of $123,000 from restaurant retirement costs was recognized for the quarter ended September 8, 2003 compared to an expense of $449,000 for the quarter ended September 9, 2002. These costs generally relate to the estimated future costs related to surplus properties. In the fourth quarter of 2002, the lease reserve was increased for all remaining surplus sites to 100% of all future operating lease obligations. Management is continually attempting to negotiate out of these leases, and consequently, the net benefit in the current quarter is attributable to lease terminations for two surplus sites which were negotiated for less than the contractual future lease obligation.

Gain on sale of assets decreased to $186,000 for the quarter ended September 8, 2003 from $609,000 for the quarter ended September 9, 2002. The decrease in the gain for the current year is due primarily to the sale of two modular buildings and one property which were classified as “Property and equipment held for sale” as well as one Company-owned restaurant during the third quarter of 2002.

Interest expense. Interest expense decreased to $0.6 million, or 1.3% of total revenues for the quarter ended September 8, 2003 from $0.7 million, or 1.7% of total revenues for the quarter ended September 9, 2002. This decrease in interest expense was due to the decrease in debt by $3.0 million since September 9, 2002.

Income tax expense. The Company recognized no income tax expense during the third quarter of 2003. It is estimated that available federal net operating losses will reduce taxable income to zero based upon operations during the first three quarters of the year. Any additional state income taxes based upon 2003 estimated taxable income will be offset by incentive tax credits and carryback claims. In addition, management continues to review future realization of its deferred tax assets. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill.

Comparison of Historical Results – Three quarters Ended September 8, 2003 and Three quarters Ended September 9, 2002

Revenues. Total revenues were $132.1 million for the three quarters ended September 8, 2003, compared to $125.5 million for the three quarters ended September 9, 2002. Company-owned restaurant sales increased by $6.3 million for the three quarters ended September 8, 2003, to $121.3 million, as compared to $115.0 million for the three quarters ended September 9, 2002, due primarily to an increase in comparable restaurant sales of 7.3% for the three quarters ended September 8, 2003 as compared with the three quarters ended September 9, 2002.

Franchise royalties revenue increased by $0.3 million, to $10.6 million for the three quarters ended September 8, 2003, while franchise fees and other income decreased slightly to $0.2 million. Comparable restaurant sales at franchise locations increased 1.4% through September 8, 2003, as compared to sales through September 9, 2002.

Costs and expenses. Restaurant food and paper costs totaled $38.1 million or 31.4% of restaurant sales for the three quarters ended September 8, 2003, compared to $35.2 million or 30.6% of restaurant sales for the three quarters ended September 9, 2002. The increase in food and paper costs as a percentage of restaurant sales is due to increased beef costs for the first three quarters of 2003 relative to the same period of 2002. In addition, gross margin for the promotional campaigns run in the current year were less favorable to the Company compared to the promotions that ran through the third quarter of 2002.

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits and related taxes, totaled $36.9 million or 30.4% of restaurant sales for the three quarters ended September 8, 2003, compared to $35.8 million or 31.1% of restaurant sales. Restaurant labor costs decreased as a percentage of restaurant sales due to the increase in comparable restaurant sales, as well as labor efficiencies and operational changes put in place by management. Service times and throughput have improved by effectively utilizing the same labor force.

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, totaled $8.6 million or 7.1% of restaurant sales for the three quarters ended September 8, 2003 compared to $8.1 million or 7.1% of restaurant sales for the three quarters ended September 9, 2002. While occupancy expense increased due to reduced sublease rental income and the increase in property tax expense and insurance costs in the current year, the category as a percentage of restaurant sales remained constant, due to an increase in comparable restaurant sales.

Restaurant depreciation and amortization totaled $4.0 million or 3.3% of restaurant sales for the three quarters ended September 8, 2003, compared to $4.2 million or 3.6% for the three quarters ended September 9, 2002. Depreciation was relatively constant despite capital additions placed in service since September 9, 2002, as the Company recorded $6.5 million in fixed asset impairment charges in the fourth quarter of 2002, which reduced the assets’ depreciable bases.

Other restaurant expense includes all other restaurant level operating expenses, and specifically includes utilities, maintenance and other costs. These expenses totaled $15.2 million, or 12.5% of restaurant sales for the three quarters ended September 8, 2003 compared to $15.6 million, or 13.6% of restaurant sales for the three quarters ended September 9, 2002. Utilities, the largest component of this category, remained the same at 4.9% as a percentage of restaurant sales for the three quarters ended September 8, 2003 and September 9, 2002. Repairs and maintenance decreased to 3.5% as a percentage of sales compared to 4.4% for the same three quarters in 2002. Other costs decreased to 4.1% of restaurant sales compared to 4.3% for the same three quarters of the prior year. Decrease in the category is attributable to the increase in comparable restaurant sales as well as the decrease in repair and maintenance performed to date in the current year.

General and administrative expenses were $9.8 million, or 7.4% of total revenues for the three quarters ended September 8, 2003 compared to $8.4 million, or 6.7% of total revenues for the three quarters ended September 9, 2002. Costs were higher for the three quarters ended September 8, 2003 as compared to the three quarters ended September 9, 2002 due to increased professional fees for income tax related matters and legal costs to protect the Company’s trademarks and rights in the current year which was partially offset by a legal settlement in the third quarter of the current year.

Advertising expense increased to $7.8 million, or 6.4% of restaurant sales for the three quarters ended September 8, 2003 from $7.0 million, or 6.1% of restaurant sales for the three quarters ended September 9, 2002. The increase was due to increased spending on television media in previously franchise run markets, increases in contribution rates to several of the advertising cooperative funds, as well as the motor sports initiative which began in the second quarter of the current year.

Bad debt expense remained relatively consistent at 0.2% of total revenues for the first three quarters of 2003 and 2002.

Non-cash compensation resulted from certain options granted and modified in fiscal 2000. Non-cash compensation recognized for the three quarters ended September 8, 2003 was $46,000 as compared to $69,000 for the three quarters ended September 9, 2002. The vesting period on those options modified was complete in June 2003.

Other depreciation and amortization increased by $105,000 to $0.6 million. The majority of the increase was due to enhanced technology and other capital additions relating to corporate infrastructure added in the last half of 2002 and the first three quarters of 2003.

Impairment of long lived assets of $196,000 was recognized for the three quarters ended September 8, 2003 for the impairment of two held for use restaurants based upon the review of their current and their projected operating results.

A benefit of $91,000 from restaurant retirement costs has been recognized for the three quarters ended September 8, 2003 compared to an expense of $867,000 for the three quarters ended September 9, 2002. These costs generally relate to the estimated future costs related to surplus properties. In the fourth quarter of 2002, the lease reserve was increased for all remaining surplus sites to 100% of all future operating lease obligations. Management is continually attempting to negotiate out of these leases, and consequently, the net benefit in the current year is attributable to lease terminations for two surplus sites which were negotiated for less than the contractual future lease obligation.

Interest expense. Interest expense decreased $0.4 million to $1.9 million, or 1.4% of total revenues for the three quarters ended September 8, 2003 from $2.3 million, or 1.9% of total revenues for the three quarters ended September 9, 2002. This decrease in interest expense is due to the decrease in overall debt, the Company’s repayment of debt bearing a 14% interest rate in April 2002, and the decrease in interest rates.

Income tax expense. The Company has recognized $66,000 in income tax expense for the three quarters ended September 8, 2003 for estimated state income taxes. It is estimated that available federal net operating losses will reduce taxable income to zero based upon operations during the first three quarters of the year. Any additional state income taxes based upon 2003 estimated taxable income is expected to be offset by incentive tax credits and carryback claims. In addition, management continues to review future realization of its deferred tax assets. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense and an adjustment to the carrying value of goodwill.

Cumulative effect of a change in accounting principle. We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. By adopting this statement, the cumulative effect on the income statement for the three quarters ended September 8, 2003 was $50,672. This cost represents the amount of expense that would have been recorded through the end of our fiscal year ending December 30, 2002 had SFAS No. 143 been applied since the inception of each of our leases meeting the criteria of SFAS No. 143. We will recognize approximately $2,000 of ongoing expense quarterly due to the adoption of SFAS No. 143, which is reflected in restaurant depreciation and restaurant retirement costs. In the event that additional leases are entered into by the Company that meet the criteria of SFAS No. 143, or conditions change that effect the assumptions used to estimate the retirement obligations, adjustments to the obligations will be recorded and expensed in the period made.

Liquidity and Capital Resources

We had a working capital surplus of $5.4 million at September 8, 2003 as compared to a $5.3 million surplus at December 30, 2002. The factors having the greatest impact on liquidity are operating profits of $9.8 million, capital additions of $8.2 million and treasury share purchase of $4.2 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of September 8, 2003.

Cash and cash equivalents decreased approximately $2.4 million to $11.9 million since the fiscal year ended December 30, 2002. Cash flow provided by operating activities was $11.0 million compared to $13.2 million for the same period last year. Current year cash flows are attributable to current profits, a decrease in prepaid expenses, offset by a significant decrease in accounts payable and accrued liabilities, due to quicker payment on food and paper purchases to take advantage of vendor term discounts offered.

Cash flow used for investing activities was $7.7 million and related primarily to capital expenditures for restaurant level renovations and technology enhancements company-wide, as well as the acquisition of a restaurant, offset by proceeds from the sale of capital assets.

Cash used by financing activities was $5.7 million. The most significant activity was our stock repurchase program, whereby we purchased 609,241 shares of common stock utilizing $4.2 million. In addition, we made principal payments of $2.3 million on our debt and capital lease obligations and increased restricted cash by $0.3 million. These outlays were offset primarily from the receipt of $1.1 million for the issuance of common stock from the exercise of stock options through September 8, 2003.

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of September 8, 2003 was approximately $6.0 million. We have recorded deferred gains of $4.1 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.6 million, respectively and will be recognized over the next 17 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 7 years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings, which we believe is appropriate. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year, based on our review, an impairment charge of $196 thousand was recorded through the quarter ended September 8, 2003.

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

Allowance for doubtful accounts and accrued liabilities – Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Current portion of accounts, notes and leases receivable totaled $8.0 million, or $3.0 million, net of allowance for doubtful accounts of $5.0 million as of September 8, 2003.

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

Accounting for income taxes – The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of September 8, 2003, the Company has deferred tax assets available to reduce future income taxes. Currently there is a valuation allowance recorded for 100 percent of the net deferred tax assets. A change in the valuation allowance requires that it is more likely than not that a portion of the recorded deferred tax assets will be realized.

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

As of September 8, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Jonathan Mittman et al. v. Rally’s Hamburgers, Inc., et al. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally’s, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally’s, Burt Sugarman and GIANT Group, Ltd. and certain of Rally’s former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally’s Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. Motions for Summary Judgment were filed by the parties in September 2000. On August 22, 2003 the U.S. District Court for the Western District of Kentucky granted summary judgment dismissing all claims, with prejudice. On September 22, 2003 plaintiffs filed notice of appeal. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company had previously entered into a tentative agreement to resolve the above-referenced litigation that was subject to the negotiation of a satisfactory formal written agreement. The parties, however, were unable to negotiate the terms of a satisfactory settlement agreement and the Company intends to proceed to vigorously defend the claims made in the Amended Complaints and prosecute its counterclaims. No trial date has been scheduled for the matter as of October 17, 2003.

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

A Complaint was originally filed by the Company in July of 1995 against Mr. Gagne (“Gagne”) and Tampa Checkmate Food Services, Inc. (“Tampa Checkmate”), a company controlled by Mr. Gagne, to collect on a promissory note in the original principal amount of $1,007,295.33 (the “promissory note”) and foreclose on a mortgage securing the promissory note issued by Tampa Checkmate, enforce the terms of a personal guaranty executed by Mr. Gagne, and obtain declaratory relief regarding the rights of the respective parties under Tampa Checkmate’s franchise agreement with the Company. The counterclaim and third party complaint, as amended, generally alleged that Mr. Gagne, Tampa Checkmate and Checkmate Food Services, Inc. (“Checkmate”) were induced into entering into various franchise agreements with personal guarantees to the Company based upon misrepresentations by the Company and the named individuals and alleged violations of Florida’s Franchise Act, Florida’s Deceptive and Unfair Trade Practices Act, and breaches of implied duties of “good faith and fair dealings” in connection with a settlement agreement and franchise agreement between various of the parties.

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual Counterclaim Defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”) and James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 331.00; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 330.00 and that Gagne was damaged as a result thereof in the amount of $151,330.00; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

The foregoing judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,331.00 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury’s verdict in August of 1999; (ii) affirmed the $151,331.00 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of § 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne. Reciprocal motions for attorney fees remain pending in the state court.

On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate and entered summary judgment as to the Company’s affirmative defenses of setoff and recoupment. In lieu of filing a supercedes bond, the Company satisfied the foregoing two judgments and appealed the summary judgment to the Second District Court of Appeal. On September 26, 2003, the Appeals Court affirmed the trial court’s entry of summary judgment and denied reciprocal motions for appellate attorney fees. The Company timely moved for a rehearing and reconsideration of the Appeals Court’s decision affirming the summary judgment. Tampa Checkmate timely moved for a rehearing and reconsideration of the Appeals Court’s denial of its motion for appellate attorney fees. Both motions for rehearing and reconsideration remain pending. The reciprocal motions for attorney fees also remain pending in the state court. The Company continues to believe the liability to Tampa Checkmate under the two judgments, and any liability for the payment of attorney fees, is subject to the Company’s right of setoff arising from Tampa Checkmate’s liability to the Company under the promissory note described above.

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

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. The case was filed October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. The case has been stayed, subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida to disqualify Claimants’ counsel based on conflict of interest denial of district motion has been appealed to the Second District Court of Appeal. In light of the stay, no final hearing date has been set and no discovery has taken place. Checkers Drive-In Restaurants, Inc. vigorously denies the allegations set forth in the complaint.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On June 24, 2003 Checkers Drive-In Restaurants, Inc. issued a press release entitled “Checkers Drive-In Restaurants, Inc. Brings Racing Excitement to their Double Drive-thrus with Brickyard 400(R) Sweepstakes and Instant Win Game.”

On June 26, 2003 Checkers Drive-In Restaurants, Inc. issued a press release entitled “Checkers Drive-In Restaurants, Inc. Names Ron Levondosky VP of Franchise Position to Focus on New Store Growth and Operational Excellence.”

On July 8, 2003 Checkers Drive-In Restaurants, Inc. issued a press release entitled “Checkers(R) /Rallys(R) Launches National Speed to Succeed Incentive Program Company and Franchise Managers Compete for Cars, Computers and Consumer Electronics.”

On July 10, 2003, Checkers Drive-In Restaurants, Inc. issued a news release entitled “CHECKERS DRIVE-IN REPORTS SECOND QUARTER 2003 RESULTS.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: October 23, 2003	By:	/s/ David G. Koehler
Treasurer and Chief Financial Officer