Form 10-K
period 2003-12-29
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2004-03-15
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19649

Checkers Drive-In Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1654960 (I.R.S. Employer Identification No.)

4300 West Cypress Street, Suite 600 Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)

Registrant’s telephone number, including area code: (813) 283-7000

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12 (g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b—2).  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2004 was 12,049,356 shares. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at the close of business on June 16, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $87.5 million. For purposes of the foregoing calculation only, all directors, executive officers and affiliated corporations through directors of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 27, 2004.

CHECKERS DRIVE-IN RESTAURANTS, INC.

2003 FORM 10-K ANNUAL REPORT

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

At December 29, 2003, there were 784 restaurant locations, consisting of 222 Company-owned restaurants and 562 franchisee-owned restaurants. Of the 784 locations, 379 are Rally’s restaurants operating in 17 different states and 405 are Checkers restaurants operating in 20 different states, the District of Columbia and the West Bank. Ten states have both Checkers and Rally’s restaurants. Checkers was founded in 1986 and Rally’s was founded in 1985.

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

Concept and Strategy

The Company operates under two brands “Checkers ®” and “Rally’s Hamburgers ®”. The Company’s operating concept for both brands are very similar which includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing a distinctive restaurant design which features a “double drive-thru” concept that creates significant curb appeal; (iii) providing fast service using a distinctive design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) unique and great tasting quality food and drinks made fresh to order at a fair price. The Company’s primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Restaurant Locations

As of December 29, 2003, there were 222 Company-owned and operated restaurants in eleven states and 562 restaurants operated by our franchisees in 25 states, the District of Columbia and the West Bank. The following table sets forth the locations of each restaurant:

Region	State Name	Company	Franchise	Grand Total
Southeast	Florida	84	102	186
	Georgia	41	43	84
	Alabama	—	39	39
	Kentucky	1	35	36
	Tennessee	10	8	18
	Virginia	—	21	21
	North Carolina	—	9	9
	South Carolina	—	11	11
	Mississippi	1	9	10
	West Virginia	—	6	6
	Washington, D.C.	—	2	2

Southeast Total		137	285	422

North Central	Ohio	20	68	88
	Indiana	20	32	52
	Michigan	10	16	26
	Missouri	—	20	20
	Illinois	—	19	19
	Wisconsin	—	3	3
	Iowa	—	2	2

North Central Total		50	160	210

Northeast	Maryland	—	24	24
	New York	—	15	15
	New Jersey	—	15	15
	Pennsylvania	11	—	11
	Delaware	1	—	1

Northeast Total		12	54	66

Southwest	California	—	34	34
	Arizona	—	4	4

Southwest Total		—	38	38

South Central	Louisiana	23	12	35
	Arkansas	—	10	10
	Texas	—	1	1

South Central Total		23	23	46

West Bank		—	2	2

Grand Total		222	562	784

During fiscal 2003, 17 restaurants were opened or reopened, consisting of 14 franchisee operated restaurants and three Company-owned restaurants. During the same period, 17 restaurants were closed, consisting of 10 franchisee operated restaurants and seven Company-owned restaurants. Also during fiscal 2003, we reacquired three restaurants from franchisees, and the minority interest in one joint venture restaurant. We sold 25 company-owned restaurants, including one joint venture restaurant, to franchisees. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and company operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

Site Selection

The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential Company-owned restaurant site prior to final selection of the site. In evaluating particular sites, we consider various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. We also review competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-owned and operated restaurants are located on leased land. We intend to continue to use leased sites where possible.

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

The Rally’s standard restaurant presents a distinctive design which conveys a message of “clean and fast” to the passing motorist. The Checkers standard restaurant is designed around a 1950’s diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that wraps around the restaurant as part of the exterior decor. Both Rally’s and Checkers’ restaurants utilize a “double drive-thru” concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company’s sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and fun eating experience. Although each sandwich is made-to-order, the Company’s objective is to serve customers within 30 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling a second order before the prior order is completed and totaled, thereby increasing the speed of service to the customer and the opportunity to increase sales per hour. It also provides better inventory and labor cost controls and permits the monitoring of sales volumes and product utilization.

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

The menu at Checkers and Rally’s is a hamburger product line including the original ¼ pound Champ Burger ®, a fully dressed and seasoned “made-to-order” burger, the signature Big Buford ®, a fully dressed double cheeseburger, all white-meat chicken sandwiches, all beef hotdogs – including chili-cheese dogs, Checkers Famous FriesTM or Rally’s seasoned fries, Coca-Cola soft drinks and super thick shakes. The limited menus are designed to deliver quality, a high taste profile and unmatched speed of delivery. We are engaged in product development research and seek to enhance variety through many, limited time only product promotions throughout the year.

Marketing Program

Checkers/Rally’s award-winning advertising campaign, “You Gotta EatSM” entered its third year in 2003, and continued to play a significant role in driving sales and increasing brand awareness among our target consumers. The fun, upbeat, music-driven spots have served as a memorable advertising campaign that has created a hip, fast image for our stores. It has resonated with consumers who are on-the-go and consume many of their meals at the keyboard or at the dashboard. A hit with our customers, the campaign has also served as a powerful idea that has raised morale and motivated our leadership team, employees and franchisees to drive the Company’s business. Coupled with an aggressive media buying strategy, franchisees have embraced the campaign, increasing the number of Checkers/Rally’s markets advertising on television from 16 to 45 in just three years. Moreover, “You Gotta Eat” has been fully integrated into our print, POP, outdoor, crew uniforms, bags, cups and every other consumer touch point. We will launch the fourth year of the “You Gotta EatSM” campaign in the coming months.

In addition to Checkers/Rally’s successful advertising campaign, the Company utilizes strategic sports sponsorships to tap into fan loyalty and maximize brand awareness. In 2003, Checkers/Rally’s partnered with the Indianapolis Motor Speedway to become the “Official Burger” of the Indianapolis 500 and NASCAR’s Brickyard 400, two of the largest single-day sporting events in the world. Under the agreement, the Company also became the title sponsor of the “Checkers/Rally’s Pit Stop Challenge,” an Indy-500 race-week tradition. In 2003, Checkers was also the “Official Burger” of NFL teams, including the Super Bowl Champion Tampa Bay Buccaneers®. Through its Pewter Partner Sponsorship, Checkers participated in exclusive Bucs promotions including collectible cups, special combo meals, and a limited-time sale of Coach Jon Gruden bobble head dolls for charity. To kick off 2004, Checkers announced a sponsorship with the Tampa Bay Devil Rays MLB team.

Purchasing

All restaurants purchase food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management constantly monitors the quality of the food, beverages and supplies provided to the restaurants.

We believe that our efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available, or upon short notice, could be made available from alternate qualified suppliers. Among other factors, our profitability is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes and adverse weather conditions, may affect food costs.

Management and Employees

A typical restaurant employs approximately 20 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a General Manager, one Assistant Manager and two Shift Managers. A General Manager is generally required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an Area Manager. The Area Manager typically has responsibility for eight to ten restaurants and for assuring that each Company-owned restaurant consistently delivers high-quality food and service. Area Managers report to Directors of Operation. The Company has an incentive compensation program for Area Managers and restaurant level managers that provides for a monthly bonus based upon the achievement of certain sales and profit goals.

As of December 29, 2003, we employed approximately 4,300 employees, substantially all of which were restaurant personnel. Most employees, other than restaurant management and certain corporate personnel, are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant industry. We also believe we have good employee relations. None of the Company’s employees are covered by a collective bargaining agreement.

Supervision and Training

Each new franchisee and restaurant manager attends a comprehensive training program. The program was developed by the Company to enhance consistency of restaurant operations and is considered by management as an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company’s operations and are provided with a complete operations manual, together with training aids designed as references to guide and assist in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. Continuing training classes for both Company-operated and franchise restaurant personnel have also been developed. After a restaurant is opened, we continue to monitor the consistency and uniformity of operations for both franchised and Company-operated restaurants.

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

Restaurant Reporting

Each Company-owned restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, customer counts and other pertinent information. The information gathered allows management to better control labor utilization, inventories and operating costs. These systems, at Company-owned restaurants, are polled daily by our corporate office.

Inflation

Food and labor costs are significant inflationary factors in the Company’s operations. Many of our employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company’s labor costs. In addition, some of our leases require us to pay base rents with escalation provisions based on the consumer price index, percentage rents based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. The Company currently has one franchisee who operates in Israel and management does not expect any adverse affect to the Company’s financial position due to this franchisee. We have generally been able to offset the effects of inflation to date through small menu price increases. There can be no assurance that we will be able to continue to offset the effects of inflation through menu price increases.

Working Capital

The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are used for non-current capital expenditures or invested in high quality short term investments.

We ended fiscal 2003 with working capital of $7.3 million as compared to $1.5 million at December 30, 2002. The factors having the greatest impact on working capital include a decrease in the valuation allowance on current deferred tax assets of $3.6 million and a $1.0 million reduction in accounts payable, resulting from quicker payment on food and paper purchases to take advantage of vendor term discounts offered.

Seasonality

The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

Strategy. We encourage controlled development of franchised restaurants in our existing markets, as well as in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 562, or 72%, of the total restaurants open at December 29, 2003. In the future, our success will continue to be dependent upon our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally’s concepts and our reputation for quality and speed of service.

Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate opening in 2004, or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. We have registered our trademarks in various foreign countries in the event we develop additional international markets. The most likely format for international development is through the issuance of master franchise agreements and/or joint venture agreements. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States.

Franchisee Support Services. We maintain a staff of well-trained and experienced restaurant operations personnel whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a team to the restaurant to assist the franchisee during the first four days the restaurant is open. This team monitors compliance with the Company’s standards as to quality of product and speed of service. In addition, the team provides on-site training to all restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee’s management team described under “Supervision and Training” above.

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

The franchise agreement and area development agreement require that the franchisee select proposed sites for restaurants within the franchised area and submit information regarding such sites to us for our review, although final site selection is at the discretion of the franchisee. We do not arrange or make any provisions for financing the development of restaurants by our franchisees. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the Company’s specifications. We provide a training program for management personnel of our franchisees at our corporate office. Under the terms of the franchise agreement, the Company has mandated standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published in the Company’s operations manual.

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

Franchise Fees and Royalties. Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee together totaling $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per restaurant, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant’s gross sales (as defined) and to expend certain amounts for advertising and promotion. Beginning on June 1, 2003, the Company began an incentive program to existing franchisees, whereby the franchise fee of $30,000 was reduced to $15,000 and royalties were reduced to 2% during the first year of operation. This incentive program is offered through December 31, 2004.

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

Trademarks and Service Marks

We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Rally’s Hamburgers®”, “One of a Kind Fries®”, “Big Buford®”, “Checkers®”, “Checkers Famous FriesTM” “Checkers Burger•Fries•Colas®”, “Champ Burger®” and “You Gotta EatSM”. It is the Company’s policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Foreign Operations

The Company receives royalties from a franchisee in a foreign market. Royalty revenues recorded for fiscal 2003 were approximately $2,000 for the West Bank in Israel.

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer eating habits; consumer perceptions of food safety; consumer acceptance of new products; consumer purchase frequency; increases in the costs of food; paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” and Item 8 “Financial Statements and Supplementary Data” under footnote 12 “Commitments and Contingencies—Litigation.”

ITEM 2.	PROPERTIES

We owned 222 restaurants as of December 29, 2003. We held ground leases on 181 of these restaurants and owned the land on the remaining 41. Our leases are generally written for a term of 20 years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

As of December 29, 2003, we leased 375 parcels of land. Of these, we operated 181 Company-owned restaurants on the land, 177 are subleased and 17 are surplus vacant. In addition, we owned 20 parcels of land of which 15 were subleased and five remained vacant at December 29, 2003.

We have 101 restaurants owned or subleased which are subject to a mortgage or act as collateral to our primary debt with GE Capital Franchise Finance Corporation.

Our executive offices are located in approximately 19,300 square feet of leased office space at 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. For a description of the cases currently being litigated by the Company, see Notes 12(d) “Commitments and Contingencies-Litigation” of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHKR”. As of February 24, 2004, there were approximately 19,000 stockholders of record of our common stock. The following table sets forth the high and low closing sales price quotations of the Company’s common stock, as reported on the NASDAQ National Market, for the periods indicated.

2003
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$7.04	$9.32	$12.70	$10.75
Low	4.52	5.38	8.15	8.62

2002
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$11.42	$13.50	$11.90	$8.25
Low	5.91	9.84	6.92	6.25

Dividends

The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and such other facts as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company’s ability to pay dividends. The Company has not paid any dividends since incorporation.

Stock Repurchase Program

In April 2003, the Board of Directors authorized the Company’s stock repurchase program. The program allowed for repurchase of up to 1,300,000 shares. The Company purchased 703,367 shares during fiscal 2003 for $5.1 million.

Future Registrations

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected financial data. On August 9, 1999, Checkers merged with Rally’s. The merger was accounted for as a reverse acquisition whereby Rally’s was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally’s owned a majority of the outstanding common stock of Checkers subsequent to the merger. The fiscal 1999 financial information includes the results of Rally’s for the entire year and the results of Checkers for the period from August 9, 1999 to January 3, 2000. The fiscal 2003, 2002, 2001 and 2000 financial information includes the results of the merged companies. The selected historical statement of operations and historical balance sheet data presented have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2000 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

Consolidated Statements of Operations

For the years ended (1)

(In thousands, except per share amounts)

	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000
Company restaurant sales	$174,231	$164,063	$145,442	$162,804	$192,340
Other revenues	16,088	14,983	16,170	18,386	9,495

Total revenues	190,319	179,046	161,612	181,190	201,835

Operating income (loss) (2) (5)	17,277	158	7,431	7,822	(16,335)
Other expenses and minority interest	(1,629)	(1,825)	(3,034)	(5,955)	(9,217)

Income (loss) before taxes	15,648	(1,667)	4,397	1,867	(25,552)
Income tax expense (benefit)	(186)	39	62	(475)	336
Cumulative effect of change in accounting principle, net of tax	51	—	—	—	—

Net income (loss)	$15,783	$(1,706)	$4,335	$2,342	$(25,888)

Basic earnings (loss) per share	$1.31	$(0.14)	$0.43	$0.25	$(3.89)

Diluted earnings (loss) per share:	$1.23	$(0.14)	$0.36	$0.23	$(3.89)

Weighted average number of common shares outstanding:
Basic	12,047	11,895	10,139	9,419	6,657

Diluted	12,845	11,895	11,908	10,194	6,657

Consolidated Balance Sheet Data (4)

(In thousands)

	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000
Working capital	$7,273	$1,465	$(5,956)	$(10,837)	$(32,809)
Total assets	$129,435	$125,035	$127,260	$125,998	$165,653
Long-term debt and obligations under capital leases, including current portion	$28,027	$30,984	$36,916	$40,538	$80,767
Total stockholders’ equity	$73,467	$60,529	$59,624	$50,934	$46,663
Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected Operating Data

As of and for the years ended

(In thousands, except restaurant count)

	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001	January 3, 2000
Restaurant sales	$174,231	$164,063	$145,442	$162,804	$192,340
Franchise royalty income (3)	15,136	14,583	15,457	14,377	7,073
Franchise fees	952	400	713	4,009	2,422

Total revenue	$190,319	$179,046	$161,612	$181,190	$201,835

Restaurants open at end of period:
Company	222	248	235	195	367
Franchised	562	536	586	659	540

Total	784	784	821	854	907

(1)	The information presented for the period ending January 3, 2000 reflects the results for Rally’s for the full year and only the post merger period from August 10, 1999 to January 3, 2000 for Checkers. Fiscal 2003, 2002, 2001 and 2000 include the results of the merged companies.

(2)	Includes asset impairment charges of approximately $0.4 million, $7.4 million, $1.2 million, $0.6 million, and $22.3 million for fiscal 2003, 2002, 2001, 2000, and 1999, respectively.

(3)	Franchise royalties derived from franchisee sales of $380.5 million, $365.6 million, $400.7 million, $373.7 million and $209.6 million for fiscal 2003, 2002, 2001, 2000, and 1999, respectively.

(4)	The consolidated balance sheet data presented as of December 29, 2003, December 30, 2002, December 31, 2001, January 1, 2001 and January 3, 2000 represent the consolidated balance sheet data of the merged entity.

(5)	See Note 1(k) to the 2003 consolidated financial statements for a discussion of our change in accounting for goodwill and its impact on 2002 and 2003 operating results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere herein.

OVERVIEW

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

At December 29, 2003, the Company’s system included 784 restaurants, comprised of 222 Company-owned and operated and 562 franchised restaurants. At December 29, 2003, there were 379 Rally’s restaurants operating in 17 different states and there were 405 Checkers restaurants operating in 20 different states, the District of Columbia and the West Bank. Ten states have both Checkers and Rally’s restaurants. In fiscal 2003, we opened three and closed seven restaurants. Franchisees opened 14 and closed 10 restaurants in fiscal 2003. During fiscal 2003, we purchased 3 restaurants from franchisees, excluding one joint venture from a minority interest, and sold 25 company-owned restaurants to franchisees.

Restaurants Operating in the System

For the Quarters Ended

	March 25, 2002	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003
Company-operated:
Beginning of quarter	235	255	253	248	248	242	242	242
Openings/transfers in	23	2	—	—	—	—	1	5
Closings/transfers out	(3)	(4)	(5)	—	(6)	—	(1)	(25)

End of quarter	255	253	248	248	242	242	242	222

Franchise:
Beginning of quarter	586	540	541	541	536	536	539	540
Openings/transfers in	—	3	7	3	2	4	2	31
Closings/transfers out	(46)	(2)	(7)	(8)	(2)	(1)	(1)	(9)

End of quarter	540	541	541	536	536	539	540	562

	795	794	789	784	778	781	782	784

We receive revenues from restaurant sales, franchise fees and royalties. Our revenues also included payments resulting from an operating agreement with CKE through July 3, 2001, at which time the agreement terminated. These revenues are included in franchise fees and other income in the accompanying consolidated financial statements for 2001. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising expense relate directly to Company-owned restaurants. Other expenses, such as other depreciation and amortization, and general and administrative expenses, relate both to Company-owned restaurant operations and franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Revenues:
Restaurant sales	91.5%	91.6%	90.0%
Franchise royalty revenue	8.0%	8.2%	9.6%
Franchise fees and other income	0.5%	0.2%	0.4%

	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant food and paper costs (1)	31.6%	30.7%	32.6%
Restaurant labor costs (1)	30.4%	31.8%	32.2%
Restaurant occupancy expense (1)	7.1%	7.6%	8.1%
Restaurant depreciation and amortization (1)	3.5%	3.8%	3.1%
Other restaurant operating expenses (1)	12.8%	13.6%	12.9%
General and administrative expenses	7.6%	6.8%	7.3%
Advertising (1)	6.2%	6.3%	5.6%
Bad debt expense	0.2%	0.2%	0.5%
Non-cash compensation	0.0%	0.0%	0.0%
Other depreciation and amortization	0.5%	0.4%	2.1%
Impairment of long-lived assets	0.2%	4.1%	0.7%
Restaurant retirement costs	(0.2)%	2.9%	0.4%
Gain on sales of assets	(1.0)%	(0.4)%	(0.6)%

Operating income	9.1%	0.1%	4.6%

Other income (expense):
Interest income	0.6%	0.8%	1.1%
Interest expense	(1.4)%	(1.8)%	(3.0)%

Income (loss) before minority interest, income tax expense (benefit) and cumulative effect of change in accounting principle	8.3%	(0.9)%	2.7%
Minority interest in operations of joint ventures	(0.1)%	0.0%	0.0%

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	8.2%	(0.9)%	2.7%
Income tax expense (benefit)	(0.1)%	0.1%	0.0%

Income (loss) before cumulative effect of change in accounting principle	8.3%	(1.0)%	2.7%
Cumulative effect of change in accounting principle (net of tax)	0.0%	0.0%	0.0%

Net income (loss)	8.3%	(1.0)%	2.7%

Number of restaurants—Company-owned and franchised:
Restaurants open at the beginning of period	784	821	854

Company-owned restaurants opened, closed or transferred, net during period	(26)	13	40
Franchised restaurants opened, closed or transferred, net during period	26	(50)	(73)

Total restaurants acquired, opened, closed or transferred, net during period	—	(37)	(33)

Total restaurants open at end of period	784	784	821

(1)	As a percentage of restaurant sales.

Results of Operations

Comparison of Historical Results – Fiscal Years 2003 and 2002

Restaurant Sales

Total revenues were $190.3 million for the year ended December 29, 2003 compared to $179.0 million for the year ended December 30, 2002. Company-owned restaurant sales increased by $10.1 million for the year, from $164.1 million in fiscal 2002, to $174.2 million in fiscal 2003. The primary reasons for the increase were same-store sales growth of 7.6% and the opening or acquisition of 6 restaurants during fiscal 2003. The increase was partially offset by the closure or sale of 32 restaurants during fiscal 2003.

Franchise Royalty Revenue

Franchise royalties increased by $0.6 million as compared to 2002 primarily as a result of the increase in franchise restaurant locations during fiscal 2003. The sale of 25 Company-owned restaurants to franchisees during fiscal 2003 contributed to the increase in franchise royalties, in addition, royalties increased due to increasing year-over-year same-store sales of 2.9% at franchise locations.

Franchise Fees and Other Income

Franchise fees and other income increased $0.6 million in fiscal 2003 as compared to fiscal 2002. The increase is primarily the result of franchise fees received in 2003 for the sale of 22 restaurants between the Company and a new franchisee in fiscal year 2003.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $55.0 million or 31.6% of restaurant sales in fiscal 2003 compared with 30.7% in fiscal 2002. The increase in these costs as a percentage of restaurant sales was due to increased beef and cheese prices during the current fiscal year as compared to the prior fiscal year, net of increased volume rebates for soda syrup.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes totaled $53.0 million or 30.4% of restaurant sales for fiscal 2003 compared with $52.1 million or 31.8% for fiscal 2002. The decrease in restaurant labor costs as a percentage of restaurant sales compared to the prior year was due to the increase in restaurant same-store sales, as well as a benefit from a decrease in workers’ compensation expense experienced in 2003. Workers’ compensation costs as a percentage of sales decreased by 60 basis points for 2003 as compared to 2002, attributed primarily to favorable claims development.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $12.3 million or 7.1% of restaurant sales in 2003 compared with $12.5 million or 7.6% of restaurant sales in 2002. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales.

Restaurant Depreciation

Restaurant depreciation totaled $6.0 million or 3.5% of restaurant sales for fiscal 2003 compared to $6.2 million or 3.8% for fiscal 2002. The decrease was due primarily to the increase in same-store sales growth and the result of $7.4 million in impairments for under-performing locations in 2002 and $0.4 million in impairments in 2003. Such impairments reduced the depreciable bases and depreciation expense on these assets. This decrease was partially offset by depreciation on $14.5 million of capital additions and restaurant assets acquired during 2003.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $22.2 million, or 12.8% of restaurant sales for the year ended December 29, 2003 compared to $22.3 million, or 13.6% of restaurant sales for the year ended December 30, 2002. Repairs and maintenance decreased to 3.5% as a percentage of restaurant sales for 2003 compared to 4.5% for 2002. Utilities increased slightly to 5.0% in 2003 as compared to 4.9% in 2002 as a percentage of restaurant sales. Other costs in this category remained relatively constant at 4.3% as a percentage of restaurant sales as compared to 4.2% in 2002.

General and Administrative Expenses

General and administrative expenses were $14.4 million, or 7.6% of total revenues for fiscal 2003 compared to $12.1 million, or 6.8% of total revenues for fiscal 2002. These costs have increased due to increased professional fees for income tax related matters and legal costs to protect the Company’s trademarks and rights in the current year.

Advertising

Advertising expense was $10.8 million or 6.2% of restaurant sales in fiscal 2003 as compared to $10.3 million, or 6.3% of restaurant sales for 2002. The increase was due primarily to increased spending on media for the motor sports initiative which began in the second quarter of 2003.

Impairment of Long-Lived Assets

During fiscal 2003, the Company recorded impairment charges of $0.4 million. These impairments were for obsolete equipment and assets located at 2 restaurants based upon the review of their current and projected operating results. During 2002, the Company recognized $7.4 million in impairment charges. During 2002, the Company completed an evaluation of properties held for sale by obtaining appraisals on land and buildings for six locations which resulted in an impairment of $0.3 million. Likewise, an impairment of $0.8 million was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. An additional $0.7 million charge was recognized for 5 restaurant buildings in New Orleans, which management initiated plans during 2002 to replace in 2003. The Company also reviewed historical and projected cash flows of all operating restaurants and recorded impairment charges for 58 under-performing restaurants of $5.6 million.

Restaurant Retirement Costs

During fiscal 2003, the Company recognized a benefit of $0.5 million, resulting from management’s successful negotiation out of lease obligations previously reserved for. During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. The Company remains obligated to make ongoing lease payments on 17 vacant sites and 7 other sites which are subleased for less than the Company’s lease cost.

Gain on Sale of Assets

During fiscal 2003, the Company recognized a gain of $2.0 million from the sale of assets. This gain was primarily due to the sale of 22 restaurants in the California, Phoenix and Nashville markets to a new franchisee during the fourth quarter of 2003.

Income Tax

The Company’s 2003 income tax benefit represents current taxes of approximately $224,000 and a deferred tax benefit of approximately $410,000. The Company recognized a reduction of $29.7 million of the valuation allowance for deferred tax assets in 2003, for which $23.5 million was recorded as a reduction of goodwill. The valuation allowance was reduced because the Company believes that the deferred tax assets will be realized, resulting from its current operating success, coupled with our future positive outlook. The Company’s 2002 income tax expense represented current state income taxes.

Comparison of Historical Results—Fiscal Years 2002 and 2001

Restaurant Sales

Total revenues were $179.0 million for the year ended December 30, 2002, compared to $161.6 million for the year ended December 31, 2001. Company-owned restaurant sales increased by $18.7 million for the year, from $145.4 million in fiscal 2001, to $164.1 million in fiscal 2002. The primary reason for the increase was the addition of 25 restaurants during fiscal 2002 and the full year of revenues for restaurants acquired during fiscal 2001. Restaurants added during the current year accounted for approximately $10.7 million of the increase while restaurants acquired in 2001 accounted for approximately $10.3 million of the increase. The increase in revenues from these additional restaurants was partially offset by the closure or sale of 12 restaurants and negative year-over-year comparable sales of 0.17% for fiscal 2002.

Franchise Royalty Revenue

Franchise royalties decreased by $0.9 million as compared to 2001 primarily as a result of the decrease in franchise restaurant locations during fiscal 2002 as compared to fiscal 2001. The acquisition of franchise restaurants by the Company during both 2001 and 2002, and a decrease in year-over-year comparable sales of 1.8% at franchise locations also contributed to the decrease in royalties.

Franchise Fees and Other Income

Franchise fees and other income decreased $0.3 million in fiscal 2002 as compared to fiscal 2001. The decrease is primarily the result of franchise fees received in 2001 for the transfer of approximately 70 restaurants between franchisees in fiscal year 2001.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $50.4 million or 30.7% of restaurant sales in fiscal 2002 compared with 32.6% in fiscal 2001. The decrease in these costs as a percentage of restaurant sales was due to decreased beef and cheese prices during the 2002 fiscal year as compared to the fiscal year 2001. In addition, gross margin for the promotional campaigns run in fiscal year 2002 were more favorable to the Company compared to the promotions that ran in fiscal year 2001.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes totaled $52.1 million or 31.8% of restaurant sales for fiscal 2002 compared with $46.9 million or 32.2% for fiscal

2001. The staffing at our restaurants was increased significantly subsequent to the merger of Checkers Drive-In Restaurants, Inc. and Rally’s Hamburgers, Inc. on August 9, 1999. This was approximately the same time new management began running the combined Company. At the time of the merger, the restaurants were understaffed and several were without managers. Management’s initial goal was to increase staffing levels in an effort to reduce service time and increase customer satisfaction. By the end of 2001, the restaurants were deemed adequately staffed and management then began to focus on properly managing the labor costs. A labor management matrix, primarily based upon sales, was created for the Company and labor cost management was added to the Restaurant Manager performance evaluations. As a result, the cost of management labor and direct labor as a percentage of sales decreased 88 basis points for 2002 as compared to 2001. Workers’ compensation costs as a percentage of sales increased by 76 basis points for 2002 as compared to 2001. The increase in workers’ compensation costs was due to an increase in the estimated loss per claim for claims in 2002 based upon the 2002 independent actuarial report; and an increase in estimated total losses on claims for years prior to 2002 based upon the same actuarial report.

Restaurant Occupancy Expense

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

Restaurant Depreciation

Restaurant depreciation and amortization totaled $6.2 million or 3.8% of restaurant sales for fiscal 2002 compared to $4.5 million or 3.1% for fiscal 2001. The increase was the result of management’s plan to continue to operate 45 Company-owned restaurants which were originally forecasted to be sold as part of the 1999 restructuring plan. The assets at these locations were reclassified from Held for Sale to Held for Use at December 31, 2001. As a result, we began recording depreciation on these assets during fiscal year 2002. The increase in depreciation was also due to capital additions during fiscal year 2002.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $22.3 million, or 13.6% of restaurant sales for the year ended December 30, 2002 compared to $18.7 million, or 12.9% of restaurant sales for the year ended December 31, 2001. Repairs and maintenance, the largest component of this category, increased to 4.5% as a percentage of restaurant sales for 2002 compared to 3.9% for 2001. Utilities remained consistent at 4.9% as a percentage of restaurant sales for 2002 and 2001, whereas other costs increased to 4.2% as a percentage of restaurant sales for 2002 compared to 4.1% for 2001. The increase in the category was attributed to additional repairs and maintenance as we continue to improve and refurbish the restaurants, additional expenses incurred for maintenance agreements on new POS equipment rolled out during the course of the prior year, as well as increased utilities in acquired company restaurants.

General and Administrative Expenses

General and administrative expenses were $12.1 million, or 6.8% of total revenues for fiscal 2002 compared to $11.7 million, or 7.3% of total revenues for fiscal 2001. These costs have decreased as a percentage of total revenues due to their relatively fixed nature and increased revenues.

Advertising

Advertising expense increased approximately $2.2 million to $10.3 million, or 6.3% of restaurant sales for 2002 compared with 5.6% for 2001. The increase was due to an increase in the average number of Company-owned restaurants operated during fiscal 2002 as compared to fiscal 2001, incremental marketing to spur sales and increase brand awareness in regions where the Company began operating restaurants which were previously franchise only regions, and additional outlays to roll out soft-serve treats.

Other depreciation and amortization

Other depreciation and amortization decreased by $2.7 million to $0.7 million. The decrease was due to the adoption of SFAS No. 142 for intangible assets on January 1, 2002. As a result, the goodwill and tradename carried on the books of the company are no longer amortized. Upon adoption of SFAS No. 142, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Based upon the review, no impairment charge was required. Amortization for goodwill and the tradename amounted to approximately $2.4 million for 2001. The remaining decrease was attributed to locations acquired in July 2001, which were operated by a franchisee under a separate operating agreement. Depreciation for these locations was classified as other depreciation while operated by the franchisee. As they are now Company-owned, it is classified as restaurant depreciation.

Impairment of Long-Lived Assets

During 2002, the Company recognized $7.4 million in impairment charges. The Company completed an evaluation of properties held for sale by obtaining appraisals on land and buildings for six locations which resulted in an impairment of $0.3 million.

Likewise, an impairment of $0.8 million was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. An additional $0.7 million charge was recognized for 5 restaurant buildings in New Orleans, which management initiated plans during 2002 to replace in 2003. The Company also reviewed historical and projected cash flows of all operating restaurants and recorded impairment charges for 58 under-performing restaurants of $5.6 million. During fiscal 2001, the Company recorded impairment charges of $1.2 million.

Restaurant Retirement Costs

During 2002, the Company recognized charges totaling $5.2 million from restaurant closures related to the estimated future cost of surplus properties. This charge represents only properties held under operating leases. The Company remains directly obligated to make lease payments on 24 vacant sites plus 9 other sites which are subleased for amounts less than the Company’s original lease obligation. While the lease agreements do allow for subleasing, they do not allow for cancellation. After significant efforts by the Company to sublease the remaining 24 vacant sites with minimal progress, the lease accrual was increased to reflect our best estimate of our remaining obligations under the leases, generally representing the remaining payments under their minimum lease obligations. During fiscal 2001, the Company recognized losses of $0.6 million from restaurant closures.

Income Tax

The Company’s 2002 income tax expense represents income taxes assessed at the state level for states which the Company does not have any net operating losses available or the state has suspended the use of net operating losses during 2002. The Company’s 2001 income tax expense represented federal alternative minimum tax based upon estimated federal alternative minimum taxable income after utilizing the allowable portion of our net operating loss carryforwards, prior to the Jobs Creation and Workers’ Assistance Act of 2002.

A valuation allowance was provided for 100 percent of the net deferred tax assets in 2002. The benefit related to the net deductible temporary differences and net operating loss and credit carryforwards will be recognized as a reduction of income tax expense and goodwill when realization is more likely than not to occur.

Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures or invested in high quality short term investments.

We have working capital of $7.3 million at December 29, 2003 as compared to $1.5 million at December 30, 2002. This change was primarily due to the decrease in the the valuation allowance on current deferred tax assets of $3.6 million, the reduction of accounts payable for food and paper purchases by $1.0 million to take advantage of vendor term discounts offered, and the decrease of $1.0 million in accrued liabilities primarily due to the timing of our real estate tax payments.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for fiscal year 2003.

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allows it to borrow up to $3 million, which is available through December 31, 2004. The agreement allows the Company to borrow at 2.2% plus the 7-year interest rate swap published in the Federal Reserve Statistical Release. During fiscal year 2002, the Company had received separate commitments from two lenders for financing. The commitments were for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch was available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 440 basis points. The credit facility with CNL Franchise Network, LP (CNL) was available through December 31, 2003. The agreement committed CNL to enter into a sale-leaseback transaction for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. Both commitments expired under their original terms. There were no borrowings or sale-leaseback transactions under these facilities as of December 29, 2003.

Cash and cash equivalents decreased approximately $0.8 million to $13.6 million since the fiscal year ended December 30, 2002. Cash flow provided by operating activities was $16.4 million for fiscal year 2003 as compared to $17.2 million for fiscal year 2002. Current year operating cash flows are largely attributable to current profits net of non-cash expenses, a decrease in outstanding notes receivable, offset by an increase to accounts receivable and decreases in accounts payable and accrued liabilities.

Cash flow used for investing activities was $9.9 million and related primarily to capital expenditures at existing restaurants, the construction of three new restaurants and the acquisition of 3 restaurants and one equity interest for a joint venture restaurant from former franchisees, net of proceeds received from the sale of property and equipment in the current year.

Cash used by financing activities was $7.3 million. Over the past two years we have paid down $9.6 million in outstanding debt. In fiscal 2003, we paid down principal of $3.1 million on outstanding debt. In fiscal 2002, we paid down $2.7 million of 14% debt, along with other principal payments of $3.8 million. The Company purchased treasury stock for $5.1 million and increased restricted cash by $0.3 million. These outlays were offset against receipts of $1.2 million from the exercise of stock options during the year ended December 29, 2003. We continue to evaluate the Company’s capital structure and refinancing opportunities.

We have capital lease receivables for certain restaurants previously sold which are subject to capital lease and mortgage obligations for which we continue to be the primary obligor, and have equivalent liabilities recorded. The amount of capital lease receivables as of December 29, 2003 was approximately $5.8 million.

The Company, as original lessee, has also subleased certain land associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income recorded for December 29, 2003, December 30, 2002 and December 31, 2001, was $7.6 million, $8.0 million and $9.3 million, respectively.

Capital expenditures for fiscal 2004 are expected to total $24 million. These expenditures include the development of new restaurants, the remodeling of existing restaurants as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash at December 29, 2003, the expected cash provided from operations, and the available $3 million credit facility with U.S. Bancorp Equipment Finance, Inc. will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

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

Our critical accounting policies are as follows:

Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 29, 2003 was approximately $5.8 million. We have recorded deferred gains of $4.0 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in our consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.5 million, respectively and will be recognized over the next 16 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 6 years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $0.4 million for the fiscal year 2003, $7.4 million for the fiscal year 2002, and $1.2 million for the fiscal year 2001. For further discussion, see Note 1(j) “Summary of Significant Accounting Policies—Valuation of Long-Lived Assets” of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

Allowance for doubtful receivables—Management must make estimates of the collectability of our receivables. Management specifically analyzes its receivables and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Current portion of accounts, notes and leases receivable totaled $7.1 million, net of allowance for doubtful accounts of $3.9 million as of December 29, 2003.

Contingencies—Management’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where a range of loss has been identified. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Restaurant retirement costs—Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, costs associated with relocating the modular restaurant to a storage facility, and any other retirement costs. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 12 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity. During fiscal 2003, the Company recognized a benefit of $0.5 million from successfully negotiating out of certain lease obligations.

Accounting for income taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. As of December 29, 2003 the Company has deferred tax assets available to reduce future income taxes. Currently there is a valuation allowance of $31.5 million recorded against approximately $56.1 million of the net deferred tax assets.

Valuation of Intangible Assets and Goodwill—We assess the impairment of intangible assets on an annual basis, including such assets as franchise rights, tradename and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization for 2002 and 2003. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002 and December 29, 2003. Based upon these reviews, no impairment was required, and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then. The Company recorded an adjustment to goodwill in fiscal 2003 of $23.5 million, reducing goodwill to $0.7 million in conjunction with the reduction to the valuation allowance on net deferred tax assets.

New Accounting Standards

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of this interpretation were effective after December 15, 2002 and the provisions for the initial recognition and measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. This interpretation did not materially effect the Company for fiscal years 2002 and 2003.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company is evaluating the impact the adoption of FIN 46(R) will have on the Company’s results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted the standard for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated income statement for the year ended December 29, 2003 was $57,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $7,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs. Had the change in accounting principle been retroactively recorded, the pro forma net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Net income, as reported	$15,783	$(1,706)	$4,335
Change: assuming retroactive adjustment of the change in accounting principle	51	(7)	(7)

Pro forma net income	$15,834	$(1,713)	$4,328

Earnings per share:
Basic—as reported	1.31	(0.14)	0.43
Basic—pro forma	1.31	(0.14)	0.43
Diluted—as reported	1.23	(0.14)	0.36
Diluted—pro forma	1.23	(0.14)	0.36

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others, except for operating leases as disclosed, that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company is obligated under future commitments as part of its normal business operations. The future commitments are for long term debt, capital lease obligations and operating lease payments, summarized as follows:

	Obligations due by period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)	$21,746	$1,772	$3,438	$3,883	$12,653
Capital lease obligations (1)	10,415	2,012	2,104	1,524	4,775
Operating lease payments	115,315	18,099	33,758	24,633	38,825
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	8,905	—	3,666	2,180	3,059

	$156,381	$21,883	$42,966	$32,220	$59,312

(1)	The maturity on our Long Term Debt and Capital Lease Obligations could be accelerated if we do not maintain certain covenants.

Risks Factors That May Affect Results of Operations and Financial Condition

The following risk factors and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

We may experience operating losses if we cannot sustain our current sales volume. In fiscal 2002 and prior to fiscal 2000, we had net losses for the previous four years. While we had net income of $2.3, $4.3, and $15.8 million for fiscal 2000, 2001, and 2003, respectively, we cannot assure you that we will not have a loss for the current fiscal year which will end on January 3, 2005. Our prior years’ losses were primarily caused by impairment charges related to lower restaurant sales at certain restaurants during these periods, and these losses may occur again if we are unable to sustain our current level of sales.

Our available cash is limited by our debt service obligations. At December 29, 2003, we had outstanding long term debt and capital lease obligations of approximately $28.0 million, pursuant to which we are required to make principal, interest and lease payments. During fiscal 2003, we paid $2.6 million in interest on our long term debt. Our debt service and capital lease obligations limit our available cash flow.

Our debt and lease agreements contain financial covenants. We are subject to certain restrictive financial and non-financial covenants under certain of our debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. Though we were in compliance with all financial and non-financial covenants at December 29, 2003, if we are unable to make the required interest payments or to comply with the provisions of our debt covenants, our creditors may accelerate the due date of our debt and foreclose upon the operating assets we used to secure these obligations. Any such actions would adversely affect our operations and strain our cash flow.

We may incur substantial liability arising from lawsuits to which we are a party. We are parties to the litigation described in Item 8. Note 12(d) “Commitments and Contingencies-Litigation”, in this filing. Although we cannot determine at this time the outcome of the lawsuits to which we are a party, if the result in one or more of the cases is adverse to us, the potential liability could be material. In addition, we believe that the costs of defending these actions could be significant. The litigation matters include disputes with our franchisees and include claims of fraud and violations of state franchise laws, and a securities class action.

There are many risks associated with the food services industry. The food service industry is affected by changes in consumer tastes, national, regional, and local economic conditions, demographic trends, traffic patterns and the type, number, and location of competing restaurants. Food service chains can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) stemming from one store or a limited number of stores. Claims relating to foreign objects or food-borne illness are common in the food services industry and a number of such claims may exist at any given time. Dependence on frequent deliveries of produce and supplies also subjects food service businesses such as ours to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality, and cost of ingredients. In addition, material changes in, or our failure to comply with, applicable federal, state, and local government regulations, and factors such as inflation, increased food, labor, and employee benefits costs, regional weather conditions and the availability of an adequate number of experienced managers and hourly employees may also adversely affect the food service industry in general and our results of operations and financial condition.

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

Our growth strategy is dependent upon franchisees. As of December 29, 2003, 222 restaurants were operated by us, and 562 were operated by franchisees. Our growth strategy will continue to be heavily dependent upon the opening of new stores owned by franchisees, and the manner in which they operate and develop their restaurants to promote and develop our concepts and our reputation for quality food and speed of service. The opening and success of stores is dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to hire and train qualified personnel, the financial and other capabilities of our franchisees and area developers, and general economic and business conditions. Many of these factors are beyond our control or the control of our franchisees and area developers.

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

The ability to attract and retain highly qualified personnel is extremely important and our failure to do so could adversely affect us. We are heavily dependent upon the services of our officers and key management involved in restaurant operations, marketing, finance, purchasing, expansion, human resources and administration. The loss of any of these individuals could have a material adverse effect on our business and results of operations. Other than our Chief Executive Officer and Vice-President of Operations, we currently do not have employment agreements with any of our employees. Our success is also dependent upon our franchisee’s ability to attract and maintain a sufficient number of qualified managers and other restaurant employees. Qualified individuals needed to fill these positions are in short supply in some geographic areas. The inability to recruit and retain such individuals may result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business and results of operations.

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

You should not rely on our same-store sales as an indication of our future results of operations because they may fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same-store sales results. Such factors include unusually strong sales performance by new stores (operated at least one year), competition, regional and national economic conditions, consumer trends, and our ability to execute our business strategy effectively. Significant fluctuations could result in lower than planned sales, adversely impacting our profitability goals and straining cash flow.

Future sales of shares of our common stock could decrease its market price. As of February 23, 2004, we had 12,049,356 shares of our common stock outstanding and grants of options outstanding to purchase a total of 2,242,555 shares of our common stock. Possible or actual sales of any of these shares under Rule 144 or otherwise, may in the future decrease the price of shares of our common stock.

Our largest stockholders still have a significant influence on matters put to a vote. The percentage interest held by our largest shareholders may have significant influence on elections of directors and other matters put to a vote of stockholders. Ownership percentages of such large shareholders can be found under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or before April 27, 2004.

ITEM 7A.	QUANTITIVE AND QUALIT IVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate and Foreign Exchange Rate Fluctuations

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 4.9% to 16.4%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to in the foreseeable future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPL EMENTARY DATA

(1)	Index to Consolidated Financial Statements:

I ndependent Auditors’ Report

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 29, 2003 and December 30, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of December 29, 2003 and December 30, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ KPMG LLP

Tampa, Florida

February 27, 2004

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 29, 2003	December 30, 2002
Current Assets:
Cash and cash equivalents	$13,566	$14,323
Accounts, notes and leases receivable, net	3,182	2,667
Inventory	1,112	1,026
Prepaid rent	1,522	1,507
Deferred income tax assets	3,585	—
Property and equipment held for sale	1,313	1,619
Other current assets	498	802

Total current assets	24,778	21,944

Restricted cash	4,141	3,821
Property and equipment, net	47,270	43,145
Notes receivable, net—less current portion	4,325	3,926
Leases receivable, net—less current portion	5,371	5,810
Intangible assets, net	20,940	44,728
Deferred income tax assets	21,104	—
Other assets	1,506	1,661

	$129,435	$125,035

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$3,071	$3,243
Accounts payable	5,110	6,243
Reserves for restaurant relocations and abandoned sites 999		1,446
Accrued wages and benefits	2,166	2,353
Accrued self insurance	1,327	1,751
Accrued liabilities	4,832	5,443

Total current liabilities	17,505	20,479

Long-term debt, less current maturities	19,974	21,684
Obligations under capital leases, less current maturities	4,982	6,057
Long-term reserves for restaurant relocations and abandoned sites	4,602	6,282
Minority interests in joint ventures	—	123
Deferred revenue	4,249	4,900
Accrued self insurance	3,366	4,032
Other long-term liabilities	1,290	949

Total liabilities	55,968	64,506

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at December 29, 2003 and December 30, 2002	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,541,588 at December 29, 2003 and 12,317,601 at December 30, 2002	12	12
Additional paid-in capital	147,733	145,678
Accumulated deficit	(70,583)	(84,629)

	77,162	61,061

Less: Treasury stock, 500,000 shares at December 29, 2003 and 48,242 shares at December 30, 2002, at cost	(3,695)	(465)
Note receivable—officer	—	(67)

Total stockholders’ equity	73,467	60,529

	$129,435	$125,035

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
REVENUES:
Restaurant sales	$174,231	$164,063	$145,442
Franchise royalty revenue	15,136	14,583	15,457
Franchise fees and other income	952	400	713

Total revenues	$190,319	$179,046	$161,612
COSTS AND EXPENSES:
Restaurant food and paper costs	55,029	50,380	47,422
Restaurant labor costs	52,985	52,132	46,873
Restaurant occupancy expense	12,313	12,468	11,771
Restaurant depreciation and amortization	6,012	6,180	4,472
Other restaurant operating expenses	22,223	22,313	18,740
General and administrative expenses	14,419	12,124	11,730
Advertising	10,822	10,312	8,098
Bad debt expense	333	347	819
Non-cash compensation	46	100	100
Other depreciation and amortization	908	705	3,398
Impairment of long-lived assets	361	7,420	1,170
Restaurant retirement costs	(446)	5,196	573
Gain on sales of assets	(1,963)	(789)	(985)

Total costs and expenses	$173,042	$178,888	$154,181

Operating income	17,277	158	7,431
OTHER INCOME (EXPENSE):
Interest income	1,099	1,388	1,851
Interest expense	(2,629)	(3,241)	(4,821)

Income (loss) before minority interest, income tax expense (benefit) and cumulative effect of change in accounting principle	15,747	(1,695)	4,461
Minority interest in operations of joint ventures	(99)	28	(64)

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	15,648	(1,667)	4,397
Income tax expense (benefit)	(186)	39	62

Income (loss) before cumulative effect of change in accounting principle	15,834	(1,706)	4,335
Cumulative effect of change in accounting principle (net of tax)	51	—	—

NET INCOME (LOSS)	$15,783	$(1,706)	$4,335

COMPREHENSIVE INCOME (LOSS)	$15,783	$(1,706)	$4,335

Basic earnings (loss) per share	$1.31	$(0.14)	$0.43

Diluted earnings (loss) per share	$1.23	$(0.14)	$0.36

Weighted average number of common shares outstanding:
Basic	12,047	11,895	10,139

Diluted	12,845	11,895	11,908

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Note receivable -officer	Total equity
Balances at January 1, 2001	$—	$10	$138,650	$(87,226)	$(400)	$(100)	$50,934

Non-cash compensation	—	—	100	—	—	—	100
Exercise of 583,480 stock options	—	—	1,309	—	—	—	1,309
Exercise of 2,367,029 stock warrants	—	1	2,945	—	—	—	2,946
Net income	—	—	—	4,335	—	—	4,335

Balances at December 31, 2001	—	11	143,004	(82,891)	(400)	(100)	59,624

Non-cash compensation	—	—	100	—	—	—	100
Exercise of 206,587 stock options	—	—	660	—	—	—	660
Exercise of 17,005,602 stock warrants	—	1	1,914	—	—	—	1,915
Issuance of treasury stock under an employment agreement	—	—	—	(32)	144	—	112

Purchase of common stock for treasury	—	—	—	—	(209)	—	(209)
Note payment—officer	—	—	—	—	—	33	33
Net loss	—	—	—	(1,706)	—	—	(1,706)

Balances at December 30, 2002	—	12	145,678	(84,629)	(465)	(67)	60,529

Non-cash compensation	—	—	46	—	—	—	46
Exercise of 405,591 stock options	—	—	1,225	—	—	—	1,225
Issuance of treasury stock under an employment agreement	—	—	—	(26)	141	—	115
Purchase of common stock for treasury	—	—	—	—	(5,082)	—	(5,082)
Retirement of treasury stock	—	—	—	(1,711)	1,711	—	—
Note payment—officer	—	—	—	—	—	67	67
Income tax benefits credited to equity			784				784
Net income	—	—	—	15,783	—	—	15,783

Balances at December 29, 2003	$—	$12	$147,733	$(70,583)	$(3,695)	$—	$73,467

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Cash flows from operating activities:
Net income (loss)	$15,783	$(1,706)	$4,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,920	6,885	7,870
Amortization of deferred loan and costs	255	221	369
Cumulative effect of change in accounting principle	51	—	—
Impairment of long-lived assets	361	7,420	1,170
Deferred tax benefit	(410)	—	—
Provisions for bad debts	333	347	819
Compensation expense arising from stock option awards, net of tax	86	100	100
Gain on sale of property and equipment	(1,963)	(789)	(985)
Minority interests in operations of joint ventures	100	(28)	64
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(632)	795	463
Decrease (increase) in notes and leases receivable	376	717	47
Decrease (increase) in inventory	(86)	177	(209)
Decrease (increase) in prepaid expenses and other current assets	286	(225)	(148)
Decrease (increase) in other assets	17	123	(149)
Decrease in accounts payable	(1,133)	(349)	(947)
Increase (decrease) in accrued liabilities	(3,924)	3,516	3,219

Net cash provided by operating activities	$16,420	$17,204	$16,018

Cash flows from investing activities:
Capital expenditures	(12,630)	(7,478)	(4,915)
Acquisitions of restaurants and equity interest, net of cash acquired	(1,849)	(1,099)	(1,357)
Proceeds from sale of property and equipment	4,627	2,489	642

Net cash used in investing activities	$(9,852)	$(6,088)	$(5,630)

Cash flows from financing activities:
Increase in restricted cash	(319)	(339)	(1,635)
Proceeds from exercise of stock options and warrants	1,225	2,575	4,255
Proceeds from issuance of long-term debt	—	566	580
Deferred loan costs incurred	—	—	(36)
Principal payments on long-term debt and capital lease obligations	(3,144)	(6,498)	(7,246)
Purchase of common stock for treasury	(5,082)	(209)	—
Proceeds from repayment of officer note	67	33	—
Distributions to minority interests	(72)	(80)	(70)

Net cash used in financing activities	$(7,325)	$(3,952)	$(4,152)

Net increase (decrease) in cash	(757)	7,164	6,236
Cash at beginning of period	14,323	7,159	923

Cash at end of period	$13,566	$14,323	$7,159

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

Although there are no joint ventures as of December 29, 2003, the accounts of the joint ventures in existence prior to the end of the current fiscal year end have been included with those of the Company in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated and minority interests have been established for the outside partners’ interests.

The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. Fiscal years 2003, 2002 and 2001 each contain 52 weeks.

b)	Purpose and Organization—Our principal business is the operation and franchising of Checkers and Rally’s restaurants. At December 29, 2003, there were 379 Rally’s restaurants operating in 17 different states and 405 Checkers restaurants operating in 20 different states, the District of Columbia and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of those restaurants, 222 were Company operated and 562 were operated by franchisees.

c)	Earnings (Loss) Per Common Share—We calculate basic and diluted earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

Basic and diluted earnings per share are allocated as follows:

	For the Years Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Basic:
Income (loss) from continuing operations	$1.31	$(0.14)	$0.43
Cummulative effect of change in accounting principle—net of tax	—	—	—

Net income (loss)	$1.31	$(0.14)	$0.43

Diluted:
Income (loss) from continuing operations	$1.23	$(0.14)	$0.36
Cummulative effect of change in accounting principle—net of tax	—	—	—

Net income (loss)	$1.23	$(0.14)	$0.36

d)	Stock Based Compensation—We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations” (APB No. 25). We account for stock based compensation to non-employees using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	For the Years Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Net income, as reported	$15,783	$(1,706)	$4,335
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,089)	$(3,611)	$(348)

Pro forma net income	$14,694	$(5,317)	$3,987

Earnings per share:
Basic—as reported	1.31	$(0.14)	0.43
Basic—pro forma	1.22	$(0.45)	0.39
Diluted—as reported	1.23	$(0.14)	0.36
Diluted—pro forma	1.14	$(0.45)	0.34

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	2003	2002	2001
Risk-free interest rates	.98%-1.25%	1.24%-1.75%	1.74%-5.86%
Volatility	64%	66%	45%
Expected lives (months)	48	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

e)	New Accounting Pronouncements—In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of this interpretation were effective after December 15, 2002 and the provisions for the initial recognition and measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. This interpretation did not materially effect the Company for fiscal years 2002 and 2003.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company is evaluating the impact the adoption of FIN 46(R) will have on the Company’s results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted the standard for fiscal 2003, and have recorded the impact of such obligations on our balance sheet and income statement for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated income statement for the year ended December 29, 2003 was $57,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $7,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs. Had the change in accounting principle been retroactively recorded, the pro forma net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Net income, as reported	$15,783	$(1,706)	$4,335
Change: assuming retroactive adjustment of the change in accounting principle	51	(7)	(7)

Pro forma net income	$15,834	$(1,713)	$4,328

Earnings per share:
Basic—as reported	1.31	(0.14)	0.43
Basic—pro forma	1.31	(0.14)	0.43
Diluted—as reported	1.23	(0.14)	0.36
Diluted—pro forma	1.23	(0.14)	0.36

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

f)	Cash and Cash Equivalents—We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company’s obligations for potential workers’ compensation claims.

g)	Receivables—Receivables consist primarily of royalties, franchise fees and notes due from franchisees. A rollforward of the allowance for doubtful receivables is as follows:

		Additions		Deductions
Description	Balance at Beginning of year	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Other Accounts	Balance at End of Year
Year Ended December 31, 2001
Accounts Receivable	$3,214	$618	$12	$274	$3,570
Notes Receivable	2,450	201	273	1,838	1,086

	$5,664	$819	$285	$2,112	$4,656

Year Ended December 30, 2002
Accounts Receivable	$3,570	$347	$91	$392	$3,616
Notes Receivable	1,086	—	129	134	1,081

	$4,656	$347	$220	$526	$4,697

Year Ended December 29, 2003
Accounts Receivable	$3,616	$333	$9	$28	$3,930
Notes Receivable	1,081	—	14	—	1,095

	$4,697	$333	$23	$28	$5,025

h)	Inventory—Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

i)	Property and Equipment—Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value less disposal cost. Held for sale assets are not depreciated. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of fifteen years or the lease term. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

j)	Valuation of Long-Lived Assets—We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to expected historical or projected future operating results; and

•	significant negative industry or economic trends.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we consider for triggering our impairment review include, individual restaurant performance relative to historical and projected future operating results, as well as negative economic and industry trends that occur within the restaurant industry. Once a trigger is met, we review the historical and projected cash flows of each restaurant and perform a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time is selected based upon the lease term and the age of the related buildings. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. We recognized impairments of property, equipment and intangible assets of approximately $0.4 million for fiscal year 2003, $7.4 million for fiscal year 2002 and $1.2 million for the fiscal year 2000.

As part of the 1999 restructuring plan, several markets of Company-owned restaurants were identified to be sold to repay $52 million of debt scheduled to mature within one year. In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” management committed to a plan to sell these specific locations in 1999, specified a plan for marketing them, began that plan before the 1999 fiscal year ended, and anticipated sales within a year. Management continued to actively market these restaurants during 2000 and 2001; however, as of December 31, 2001, these assets were reclassified from Held for Sale to Held for Use. The decision not to sell the 45 restaurants in 2001 related primarily to two factors: 1) the $52 million of maturing debt had been repaid or refinanced successfully from the proceeds from the sales of other restaurants; and 2) changes occurring in the senior management team of the Company and their decisions relating to the future direction of the Company.

k)	Valuation of Intangible Assets and Goodwill—We assess the impairment of intangible assets on an annual basis, including such assets as franchise rights, tradename and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. We recorded approximately $2.4 million of amortization on these amounts during 2001 and would have recorded approximately $2.4 million of amortization for 2002 and 2003. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002 and December 29, 2003. Based upon these reviews, no impairment was required, and we do not believe circumstances have changed since the review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then. The Company recorded an adjustment to goodwill in fiscal 2003 of $23.5 million, reducing goodwill to $0.7 million in conjunction with the reduction to the valuation allowance on net deferred tax assets.

Intangible assets consist of the following:

	2003	2002
Goodwill	$744	$24,252
Tradename	17,548	17,548
Amortizable intangible assets	2,648	2,928

Intangible assets, net	$20,940	$44,728

Amortizable intangible assets:

	December 29, 2003			December 30, 2002
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,237	$(570)	$667	$1,237	$(494)	$743	1-11 years
Other intangibles	4,191	(2,210)	1,981	4,191	(2,006)	2,185	10-25 years

	$5,428	$(2,780)	$2,648	$5,428	$(2,500)	$2,928

During fiscal year 2003, the Company reversed $29.7 million of the valuation allowance against deferred tax assets. As a result, $23.5 million was recorded as a reduction of goodwill.

Amortization for amortizable intangible assets, for each of the next five fiscal years are as follows:

Total
2004	$262
2005	251
2006	251
2007	251
2008	251

l)	Deferred Loan Costs—Deferred loan costs incurred in connection with the Company’s primary debt facility and mortgages payable to GE Capital Franchise Finance Corporation are amortized using the effective interest method over the life of the related debt.

m)	Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 29, 2003 was approximately $5.8 million. We have recorded deferred gains of $4.4 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for $0.5 million and $3.9 million, respectively and will be recognized over the next 16 years. Additionally, the Company has deferred approximately $0.4 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 6 years.

n)	Advertising—The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

o)	Income Taxes—We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. A change in the valuation allowance requires that it is more likely than not that a portion of the recorded deferred tax assets will be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

p)	Supplemental Disclosures of Cash Flow Information

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Interest paid	$2,624	$3,223	$4,803
Income taxes paid	$104	$59	$286
Capital lease obligations incurred	$203	$—	$3,030

During fiscal 2003, we acquired 3 restaurants from former franchisees. We also acquired the minority partner’s share in a restaurant previously operated as a joint venture. During fiscal 2002, we acquired 23 restaurants from former franchisees, as well as a joint venture partner’s minority interest. During fiscal 2001, we acquired 37 restaurants from former franchisees.

These acquisitions	were recorded as follows:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Fair value of assets acquired	$1,849	$2,021	$1,415
Receivables forgiven	—	(675)	(34)
Liabilities assumed	—	(247)	(24)

Cash paid	$1,849	$1,099	$1,357

In conjunction with the sale of restaurants in fiscal 2003, 2002 and 2001, the Company accepted notes of approximately $1.0 million, $1.3 million, and $2.2 million, respectively, with maturities through December 2010. The Company recognized net gains of $2.0 million for sale of property and equipment in 2003. The $2.2 million note accepted in 2001 was exchanged in January of 2002 for the related restaurants originally sold. The gains associated with the sales in 2002 and 2000 were deferred and are being recognized over the life of the respective notes. In addition, capital lease obligations receivable were assumed by the purchasers for approximately $9.4 million. These capital lease obligations have maturities through January 2019.

q)	Disclosures about Fair Values of Financial Instruments—The consolidated balance sheets as of December 29, 2003 and December 30, 2002 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

r)	Segment Reporting—As of December 29, 2003, the Company operated 222 Checkers Drive-In and Rally’s Hamburgers restaurants in the United States as part of a single operating segment, the quick-service restaurant industry.

s)	Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include the valuation of property and equipment, intangible assets, reserves for restaurant relocations and abandoned sites, allowances for doubtful accounts and valuation of deferred tax assets and liabilities.

t)	Reclassifications—Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Note 2:	ACQUISITIONS

On September 9, 2003, the Company acquired three franchisee-owned restaurants located in the Tampa market. The purchase price for the restaurants, including land on which they are located, totaled approximately $1.6 million.

On August 12, 2003, the Company acquired the minority partner’s interest in a joint venture restaurant located in Tampa, Florida. The purchase price totaled approximately $200,000.

On March 26, 2002, we acquired the minority partner’s share of a joint venture restaurant located in Atlanta from WEA, Inc. for $40,000 cash plus assumed liabilities.

On March 24, 2002, we reacquired eight Rally’s restaurants located in Detroit from RJR Receiver, LLC. We paid a total of approximately $131,000 for the restaurants.

On January 26, 2002, 17 restaurants were reacquired from the independent franchisee due to their breach of contract related to the leases and other agreements. Our basis in these restaurants resulted from the payment and assumption of approximately $1.3 million in liabilities. The purchase price was allocated to the inventory, land and property and equipment. The deferred gain and deferred franchise fee income recorded for the sale to the franchisee on February 6, 2001 were eliminated along with the related note receivable. In connection with the merger of Checkers Drive-In Restaurants, Inc. and Rally’s Hamburgers, Inc. on August 9, 1999, and in accordance with APB16, the sale proceeds of approximately $1 million received from the original sale of these restaurants on December 30, 1999, was determined to be the fair market value for these 17 locations, and the $1 million consideration was allocated accordingly to these restaurants and franchise rights in the opening balance sheet at August 9, 1999. The original sale of these restaurants to an independent multi-concept franchisee occurred on December 30, 1999. As noted above, the sales price, including franchise fees was $1 million, and therefore the Company did not recognize a gain or loss. On January 17, 2001, we reacquired the 17 restaurants from the original purchaser in lieu of repossession once the franchisee filed for bankruptcy, as the Company continued to be ultimately responsible for the lease obligations associated with the 17 restaurants. We accounted for the reacquisition in accordance with APB16. The Company’s basis in these restaurants was based on the assumption of certain liabilities, primarily accounts payable and other accrued liabilities totaling $228,000. The purchase price was allocated to inventory, land and property and equipment. On February 6, 2001 these 17 restaurants were resold to another independent buyer. The Company received consideration of $2.1 million for the franchise fees, inventory, land, building and equipment in the form of a note receivable. The excess consideration over our basis in the restaurants was deferred, as was the franchise fee income over the collection period of the note.

On July 30, 2001, the Company acquired eight Checkers Drive-In Restaurants in Macon, Georgia from a franchisee for a purchase price of $1,055,000.

Note 3:	ACCOUNTING CHARGES & LOSS PROVISIONS

Certain charges in fiscal years 2003, 2002 and 2001 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company’s sales and profit performance, and the then-current revenue and profit strategies.

During fiscal 2003, the Company recorded impairment charges of $0.4 million. These impairments were for property and equipment and assets located at 2 restaurants based upon our review of their current and projected operating results.

During 2002, the Company recognized $7.4 million in impairment charges. Included in the $7.4 million charge were 58 restaurants evaluated in accordance with the held and used criteria of FAS 144 resulting in an impairment charge of $5.6 million. An additional $0.7 million charge was recognized for 5 restaurant buildings in New Orleans held for use which management initiated plans near the beginning of the fourth quarter of 2002 to replace at the beginning of 2003. In addition, 6 vacant sites and 21 non-conforming modular buildings were evaluated in accordance with the held for sale criteria of FAS 144 resulting in an impairment charge of $1.1 million. The events we considered for triggering our impairment review included, individual restaurant performance relative to historical and projected future operating results in our assessment, and the negative economic and industry trends that took place during the last quarter of the year within the restaurant industry.

In applying SFAS No. 144, we reviewed historical and projected operating results and cash flows of all restaurants. Based on this review, it was determined that the carrying amount for 58 restaurants exceeded their fair value. As these restaurants were evaluated under the held and used criteria in accordance with FAS 144, the company performed a discounted cash flow analysis for each identified restaurant based on projected results over a period of time selected, based on the estimated remaining useful life of the related assets. Impairments were recorded for all underperforming restaurants to adjust their carrying values to fair value.

The Company also performed a timely evaluation of its properties classified as held for sale by obtaining appraisals on land and buildings for six locations. The results of these appraisals resulted in a charge of $0.3 million.

In addition, an impairment of $0.8 million was required to write down to their estimated fair value certain non-standard modular buildings and equipment previously held for sale due to the lack of an active market for these non-conforming modular buildings and managements’ decision not to use these buildings for future development.

During fiscal 2001, the Company recorded impairment charges of $1.2 million related to the closing of two Company-owned restaurants and impairments to property and equipment on 11 under-performing Company-owned restaurants, as well as impairments to intangible assets for the closing of 12 franchised restaurants.

During fiscal 2003, the Company recognized a benefit of $0.5 million, resulting from management’s successful negotiation out of lease obligations previously reserved for. During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. During 2001, impairment charges of approximately $1.2 million were recognized relating to the closing of two Company-owned restaurants, the closing of twelve franchised restaurants with associated intangibles, and eleven under-performing Company-owned restaurants. These charges represent only properties held under operating leases. The Company remains directly obligated to make lease payments on 17 vacant sites plus 7 other sites which are subleased for amounts less than the Company’s original lease obligation. While the lease agreements do allow for subleasing, they do not allow for cancellation.

The following table summarizes the components of the charges for restaurant retirement costs and impairment charges:

Description	Balance at Beginning of Year	Additions Charged to Expense	Cash Outlays	Other Changes	Balance at End of Year
Year ended December 29, 2003
Impairment of long-lived assets	$—	$361	$—	$(361)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	7,728	(446)	(1,681)	—	5,601

	$7,728	$(85)	$(1,681)	$(361)	$5,601

Year ended December 30, 2002
Impairment of long-lived assets	$—	$7,420	$—	$(7,420)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	4,427	5,196	(1,895)	—	7,728

	$4,427	$12,616	$(1,895)	$(7,420)	$7,728

Year ended December 31, 2001
Impairment of long-lived assets	$—	$1,170	$—	$(1,170)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	5,318	573	(1,464)	—	4,427

	$5,318	$1,743	$(1,464)	$(1,170)	$4,427

The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from less than one year to 12 years.

Note 4:	RELATED PARTY TRANSACTIONS

a)	Issuance of Warrants—On November 22, 1996, the Company issued warrants (“Restructuring Warrants”) for the purchase of 20 million shares of the Company’s Common Stock. The Restructuring Warrants were issued to the members of a lending group in connection with a restructuring of the Company’s primary credit facility. The lending group included CKE Restaurants, Inc., KCC Delaware, a wholly owned subsidiary of GIANT GROUP, LTD., Fidelity National Financial, Inc., William P. Foley, II and Burt Sugarman. The Restructuring Warrants were valued at $6.5 million, which was the value of the concessions given as consideration by the lending group. After giving effect to the one-for-twelve reverse stock split on August 9, 1999, the Restructuring Warrants permitted the acquisition of 1,666,667 shares of the Company’s Common Stock. The Restructuring Warrants were exercisable upon issuance until November 22, 2002. The exercise price of each Restructuring Warrant was originally $0.75, which was the approximate market price of the common stock of Checkers prior to the announcement of the transfer and restructuring of the debt. After giving effect to a September 20, 1999 re-pricing by the Company, the current exercise price of each Restructuring Warrant was $0.25. Due to the one-for-twelve reverse stock split, twelve warrants had to be exercised to acquire one share of the Company’s common stock for an aggregated purchase price of $3.00 per share. During fiscal 2002 and 2001, 17,005,602 and 1,139,602 of these warrants were exercised, respectively.

b)	West Coast Operating Agreement—On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl’s Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally’s owned restaurants located in California and Arizona, two of which were converted to a Carl’s Jr. format. Including closures from prior periods, there were 23 remaining restaurants as of July 2, 2001 operating under the agreement when we repossessed all but the two operating as Carl’s Jr. in accordance with the terms of the original operating agreement. Upon repossession, the revenues and expenses from operations were reflected in the consolidated financial statements. The original agreement was cancelable after an initial five-year period, or July 1, 2001, at the discretion of CKE. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company’s independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE was responsible for any conversion costs associated with transforming restaurants to the Carl’s Jr. format, as well as the operating expenses of all the restaurants. The Company had retained ownership of all the restaurants, two of which were Carl’s Jrs. and was entitled to receive a percentage of gross revenues generated by each restaurant.

c)	Other Transactions—The Company also has had transactions with certain companies or individuals, which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company.

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

Pursuant to an employment agreement with Daniel J. Dorsch, our former Chief Executive Officer, the Company accepted a $100,000 note on December 14, 2000 in connection with the exercise of 100,000 stock options. The Company collected one payment of $33,333 during fiscal 2002 and $66,667 in fiscal 2003, plus interest at a rate of 5% per annum.

During 2003, 2002, and 2001, we incurred $26,000, $24,000 and $45,000, respectively in legal fees to a law firm for which a Director of the Company is a partner.

During 2003, the Company engaged Peter O’Hara, one of its current Directors, to provide temporary consulting services at a monthly fee of $12,000. Fees for fiscal 2003 totaled $48,000.

On January 9, 2003, the Company entered into a sublease agreement for a portion of the space leased for its executive offices to JNE, Inc., a Florida corporation solely owned by Daniel J. Dorsch, our former Chief Executive Officer. The sublease for 3,285 square feet commenced on March 1, 2003 and was cancelled by both parties to the lease in August, 2003. In addition, the Company paid approximately $17,000 and $80,000 for charter aircraft services rendered by JNE, Inc. in fiscal 2003 and 2002, respectively.

Summary of Related Party Transactions (in thousands):

	Fiscal Year Ended
	December 29, 2003	December 30, 2002
Balance Sheet Amounts
Accounts receivable	$41	$42
Accounts payable	$5	$5
Note receivable—officer	$—	$67

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Revenue and Transaction Amounts
Owner fee income	$—	$—	$333

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Expense Amounts
Legal fees	$26	$24	$45
General and administrative	17	80	—
Consulting fees	48	—	—
Interest expense	—	7	86

	$91	$111	$131

Note 5:	LEASE RECEIVABLE

As a result of the sale of Company-owned restaurants in 2000 and 1999, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of December 29, 2003 was approximately $5.8 million. As of December 29, 2003, we have deferred gains of $4.0 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the remaining life of the related capital leases, approximately 16 years. The deferred gains are included in the consolidated balance sheets under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.5 million, respectively.

We have subleased, under operating leases, certain properties associated with the sale of Company-owned restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for December 29, 2003, December 30, 2002 and December 31, 2001, was $7.6 million, $8.0 million and $9.3 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Following is a schedule, for the next 5 years and thereafter, of future minimum lease payments receivable for operating leases at December 29, 2003:

Fiscal Year Ended
2004	$9,095
2005	8,774
2006	8,141
2007	7,051
2008	6,025
Thereafter	27,297

Total	$66,383

Note 6:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 29, 2003	December 30, 2002	Estimated Useful Lives
Land and improvements	$17,578	$13,996	0-15 years
Leasehold improvements	14,440	15,011	3-15 years
Buildings	32,060	31,951	5-10 years
Equipment, furniture and fixtures	30,635	32,911	3-5 years

	94,713	93,869
Less accumulated depreciation	(49,729)	(53,844)

	44,984	40,025

Property held under capital leases	4,800	4,985	3-15 years
Less accumulated depreciation	(2,514)	(1,865)

	2,286	3,120

Net property and equipment	$47,270	$43,145

Depreciation expense of property and equipment was approximately $6.6 million, $6.5 million and $5.1 million for the fiscal years 2003, 2002 and 2001, respectively.

Note 7:	CREDIT FACILITIES

The Company has a credit facility with U.S. Bancorp Equipment Finance, Inc., that allows it to borrow funds up to $3 million, which is available through December 31, 2004. The agreement allows the Company to borrow at the 7 year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. The Company had a credit facility with CNL Franchise Network, LP (CNL) that allowed it to borrow up to $5 million, and was available through December 31, 2003. The agreement committed CNL to enter into sales-leaseback transactions for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. The Company had no borrowings or sales-leaseback transactions under these facilities as of December 29, 2003.

Note 8:	LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)
	December 29, 2003	December 30, 2002
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (4.9% at December 29, 2003) secured by property and equipment.	$8,791	$9,881
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty—three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	12,754	13,119
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $68.	2,923	3,270
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $114.	3,358	4,105
Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8 and $15.	75	281
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	126	328

Total long-term debt and obligations under capital leases	28,027	30,984
Less current installments	(3,071)	(3,243)

Long-term debt, less current maturities	$24,956	$27,741

Although we continue to be obligated, approximately $5.8 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-owned restaurant sales (See Note 5).

Aggregate maturities of long-term debt for the next five years and thereafter are as follows:

Fiscal Year Ended
2004	$1,772
2005	1,667
2006	1,771
2007	1,882
2008	2,001
Thereafter	12,653

$21,746

On December 23, 1999, we completed a sale leaseback agreement involving nine properties for $3.5 million. As a result of this transaction, we recorded a $2 million capital lease obligation, payable in monthly amounts ranging from $1,134 to $5,409 with an interest rate of 10%. The leases have a term of 20 years. The Company also leases various restaurant facilities, restaurant equipment and a corporate telephone system which are recorded as capital leases with effective interest rates ranging from 7.0% to 16.4%.

The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of December 29, 2003:

Fiscal Year Ended
2004	$2,012
2005	1,220
2006	884
2007	811
2008	713
Thereafter	4,775

Total minimum lease payments	10,415
Less amount representing interest	(4,134)

Present value of minimum lease payments	$6,281

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all financial and non-financial covenants at December 29, 2003.

Note 9:	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. Management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized.

Under the provisions of SFAS No. 109, the components of the deferred income tax assets and liabilities recognized in the Company’s Consolidated Balance Sheet at December 29, 2003 and December 30, 2002 were as follows (in thousands):

	December 29, 2003	December 30, 2002
Deferred tax assets:
Net operating loss carryforwards	$48,459	$50,970
Accruals, reserves and other	7,259	8,464
Alternative minimum tax and tax credit carryforward	1,879	1,761
Difference between book and tax basis of property, equipment and intangibles	—	21

Deferred tax assets	$57,597	$61,216

Deferred tax liabiliites:
Difference between book and tax basis of property, equipment and intangibles	$(1,389)	$—
Other	(58)	(26)

Deferred tax liabilities	$(1,447)	$(26)

	56,150	61,190
Less valuation allowance	(31,488)	(61,190)

Net deferred tax assets	$24,662	$—

The deferred tax asset related to net operating loss (NOL) carryforwards represents the tax effect for total NOL’s created in prior years at a 35% rate for federal NOL’s and all applicable rates for state NOL’s.

As a result of the Merger in 1999, both companies experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally’s and Checkers had federal net operating loss carryforwards of approximately $52.7 million and $67.0 million, respectively for a combined total of $119.7 million. Federal taxable income over the past three years has reduced the remaining carryforward to $102.8 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the remaining pre-merger federal net operating loss carryforwards to approximately $28.3 million over the life of the net operating losses. The remaining pre-merger federal net operating loss carryforwards of $74.5 million could expire before becoming available under these limitations. The federal and state net operating loss carryforwards are subject to limitation in any given year and will expire through 2018 based upon the year originally incurred. The Company has approximately $13.7 million of post-merger federal net operating loss carryforward available through 2020, and approximately $1.8 million of federal alternative minimum tax credit carryforwards available indefinitely. In addition to the federal NOL’s available, the Company has similar NOL’s available in many of the states that it currently operates in. These NOL’s are subject to similar IRC Section 382 limitations in many of those states.

The valuation allowance for deferred tax assets was decreased during 2003. Management believes that it is more likely than not that the net deferred tax assets will be realized, as a result of the Company’s improved operating results for the past three years, net changes in temporary differences, the utilization of net operating losses, and projected future operating results.

Income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Income from continuing operations	$(186)	$39	$62
Cummulative effect of change in accounting principle	17	—	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	(23,508)	—	—
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.	(784)	—	—

	$(24,461)	$39	$62

Income tax expense (benefit) from continuing operations consists of the following:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Current-State	$66	$39	$—
Current-Federal	158	—	62

	224	39	62

Deferred—State	(87)	—	—
Deferred—Federal	(323)	—	—

	(410)	—	—

Total income tax expense (benefit)	$(186)	$39	$62

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Deferred tax expense (benefit) (exclusive of the effects of other components listed below)	$5,784	$(688)	$2,196
Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	23,508	—	—
(Decrease) increase in the beginning-of-the-year balance of the valuation allowance for deferred tax assets	(29,702)	688	(2,196)

	$(410)	$—	$—

The total tax benefit for 2003 is primarily the result of the reversal of $29.7 million of the valuation allowance and the deduction for stock options charged directly to equity of $784,000. Since the deferred tax assets of pre-merger Checkers Drive-In Restaurants, Inc. (Pre-merger Checkers) had a 100% valuation allowance recorded against them, the reversal of the valuation allowance related to all Pre-merger Checkers deferred tax assets existing on the merger date reduced goodwill originally recorded for the merger transaction. As a result of the reversal of the valuation allowance, goodwill was reduced by $23.5 million and a benefit from income taxes was recorded for $6.2 million.

The Company’s income tax expense represents income taxes assessed for federal alternative minimum tax and at the state level for states where the Company does not have any available net operating losses available or the state has suspended the use of net operating losses during those years.

The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statements of Operations:

	Fiscal Year Ended
	December 29, 2003	December 30, 2002	December 31, 2001
Federal expense (benefit) computed at 35%	$5,477	$(653)	$1,474
State and local income taxes, net of federal income tax expense	507	39	—
Permanent differences	24	(35)	784
Change in deferred tax asset valuation allowance allocated to income tax expense (benefit)	(6,194)	688	(2,196)

	$(186)	$39	$62

Note 10:	STOCKHOLDERS’ EQUITY

a)	Stock-Based Compensation Plans—In August 1991, the Company adopted the 1991 stock option plan (“1991 Plan”), as amended for employees whereby incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares could be granted to eligible salaried individuals. The plan was first amended on June 11, 1998 to increase the number of shares subject to the Plan to 791,667. A second amendment to the plan was made on September 15, 2000 to increase the number of shares to 1,500,000. The 1991 Plan expired in September 2001.

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

On September 26, 2001 the Company adopted the 2001 stock option plan (“2001 Plan”), approved by the shareholders at the 2001 shareholders meeting. The 2001 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restrictive shares to eligible salaried individuals. The number of shares eligible for the plan is 1,500,000. On April 8, 2002, the Company granted 658,250 options to employees which vest over a three year period.

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

As a result of the Merger, the Company assumed:

☐	301,087 options previously issued to Checkers’ employees under the 1991 Plan at prices ranging from $4.50 to $61.56

☐	232,169 options previously issued to Checkers’ non-employee directors under the Directors Plan at prices ranging from $3.76 to $68.25

☐	116,669 options previously issued to officers and directors of Checkers which were not issued under any plan.

A summary of the status of all options granted to employees, directors, and to non-employees at December 29, 2003, December 30, 2002 and December 31, 2001, and changes during the years then ended is presented in the table below:

(Shares represented in thousands)
	December 29, 2003		December 30, 2002		December 31, 2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding shares at beginning of year	2,806	$6.01	2,073	$4.30	2,768	$4.03
Granted at price equal to market	393	9.57	1,023	9.35	244	5.44
Exercised	(406)	3.02	(207)	3.19	(583)	2.27
Forfeited	(526)	6.41	(77)	9.93	(197)	3.67
Expired	(12)	6.44	(6)	9.50	(159)	4.07

Outstanding at end of year	2,255	$7.07	2,806	$6.01	2,073	$4.30

Exercisable at end of year	1,705	$6.18	1,620	$4.55	1,364	$4.06

Weighted average of fair value of options granted		$4.78		$6.12		$2.97

As of December 29, 2003, there are 3,361,248 securities available for future issuance under the Directors Plan for Non-Employee Directors and 714,750 securities available for future issuance under the 2001 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 29, 2003:

(Shares represented in thousands)
Range of Exercise Prices	Outstanding as of December 29, 2003	Wtd. Avg. Remaining Contractual Life (Yrs)	Wtd Avg. Exercise Price	Number Exercisable December 29, 2003	Wtd. Avg. Exercise Price
$1.28-$2.00	290	6.2	$1.916	290	$1.916
$2.01-$4.00	421	4.1	2.957	421	2.957
$4.01-$8.00	548	7.4	5.811	498	5.837
8.01-$16.00	946	8.2	10.597	458	10.842
16.01-$61.56	37	2.0	21.364	37	21.364
$61.56-$68.25	1	0.5	68.250	1	68.250

	2,243	6.9	$7.074	1,705	$6.176

On August 5, 1999, the Company’s shareholders approved an employee stock purchase plan (“Stock Purchase Plan”). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company’s matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee’s voluntary contributions, and any matching contributions by the Company, to purchase the Company’s stock at prevailing market rates. The Company made $76,535, $53,375 and $11,596 in matching contributions during 2003, 2002 and 2001 respectively, for employee contributions made in 2002, 2001 and 2000.

b) Stock Based Compensation—On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be approved for allocation to the 1991 employee stock option plan by the shareholders’ of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense for fiscal years 2001, 2002 and 2003 was $100,000, $100,000 and $46,000, respectively.

During fiscal 2002, the Company granted 684,250 stock options on April 8, 2002 to employees under the 2001 Plan at an exercise price of $10.80. In addition, the Company granted stock options to members for the Board of Directors under the Directors Plan of 13,336 on January 2, 2002 at an exercise price of $6.42, 50,000 on February 12, 2002 at an exercise price of $6.52, 225,000 on February 19, 2002 at an exercise price of $6.40, and 50,000 on December 23, 2002 at an exercise price of $6.45. During fiscal 2003, the Company granted stock options of 175,000 on August 21, 2003 at an exercise price of $9.63 and 10,000 on December 29, 2003 at an exercise price of $10.17 to employees under the 2001 Plan. In addition, the Company granted stock options to members for the Board of Directors under the Directors Plan of, 8,335 on December 31, 2002 at an exercise price of $6.26 and 200,000 on August 21, 2003 at an exercise price of $9.63.

c) Shareholder Rights Offering—A Shareholder Rights Offering (the “Offering”) was completed by Rally’s on September 26, 1996. Rally’s distributed to holders of record of its common stock, as of the close of business on July 31, 1996 (the “Record Date”), transferable subscription rights to purchase units consisting of one share of Rally’s common stock and one warrant (the “Rights Offering Warrant”) to purchase an additional Share of Rally’s common stock. Due to the fact that upon completion of the Merger, Rally’s corporate existence ceased, the Rally’s Rights Offering Warrants were exchanged for newly issued Checkers warrants (the “Checkers Rights Offering Warrants”). The Company issued Checkers Rights Offering Warrants to purchase 798,281 of the Company’s common stock. The Checkers Rights Offering Warrants were exercisable from the date of issuance through September 26, 2001. The exercise price of each Checkers Rights Offering Warrant was $4.52, representing an exercise price reduction of two-thirds from the original Rights Offering Warrants approved by the Company’s Board of Directors on September 20, 1999. The Company had the right to redeem the Checkers Rights Offering Warrants at $.01 per warrant, upon 30 days’ prior written notice in the event the closing price of the Company’s Common Stock equaling or exceeding $36.18 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Checkers Rights Offering Warrants were publicly held and traded on the NASDAQ (trading symbol: CHKRZ). The total Checkers Rights Offering Warrants exercised during 2001, prior to expiration, was 592,084, and provided the Company with $2.68 million in proceeds.

d) Warrants—As a result of the Merger, the Company assumed warrants previously issued by Checkers in settlement of litigation (the “Settlement Warrants”). The Settlement Warrants permitted the acquisition of an aggregate 425,000 shares of the

Company’s Common Stock. The Settlement Warrants were exercisable at any time during the thirty day period beginning from the date approval was obtained from the Securities and Exchange Commission and expired on July 31, 2001. The Company’s Board of Directors reduced the original exercise price of $1.375 by two thirds effective September 20, 1999 to $0.4583. As a result of the one-for-twelve reverse stock split, it required the exercise of twelve warrants to receive one share of the Company’s Common Stock for an aggregate exercise price of $5.50 per share. The number of Settlement Warrants exercised was 636,391, providing approximately $292,000 in additional proceeds prior to expiration.

Also as a result of the Merger, the Company assumed 20 million warrants issued by Checkers on November 22, 1996 in connection with the restructuring of its primary credit facility (the “Restructuring Warrants”). The Restructuring Warrants are exercisable at any time from the date of issuance until November 22, 2002. The Company’s Board of Directors reduced the original exercise price of $0.75 by two thirds effective September 20, 1999 to $0.25. As a result of the one-for-twelve reverse stock split, it required the exercise of twelve warrants to receive one share of the Company’s Common Stock for an aggregate exercise price of $3.00 per share. The Company registered the common stock issuable under the Restructuring Warrants and was obligated to maintain such registration for the life of the warrants. The holders of the Restructuring Warrants also had other registration rights relating to the common stock to be issued thereunder. The Restructuring Warrants contained customary anti-dilution provisions. The number of Restructuring Warrants exercised was 19,284,796, providing approximately $1.9 million in additional proceeds prior to expiration.

Note 11:	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents selected quarterly financial data for the periods indicated (in thousands, except per share data). Earnings (loss) per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings (loss) per share in fiscal 2003 and 2002 does not equal the total computed for the year:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 29, 2003
Revenues	$43,081	$45,982	$43,006	$58,250	$190,319
Income from operations	3,722	4,562	2,855	6,138	17,277

Net income	3,219	4,107	2,508	5,949	15,783

Earnings per share
Basic	0.26	0.34	0.21	0.49	1.31

Diluted	0.25	0.32	0.20	0.47	1.23

Year Ended December 30, 2002
Revenues	$40,419	$42,706	$42,404	$53,517	$179,046
Income (loss) from operations	3,108	3,179	3,083	(9,212)	158

Net income (loss)	2,664	2,665	2,686	(9,721)	(1,706)

Earnings (loss) per share
Basic	0.24	0.22	0.22	(0.79)	(0.14)

Diluted	0.21	0.19	0.20	(0.79)	(0.14)

During the fourth quarter of 2003 a gain on the sale of property and equipment of $1.5 million was recognized and was primarily due to the sale of 22 restaurants in the California, Phoenix and Nashville markets. In addition, the Company’s recorded an income tax benefit in the fourth quarter of 2003, which represents current tax expense of approximately $224,000 and a deferred tax benefit of approximately $410,000 (See note 9).

During the fourth quarter of 2002, the Company recognized charges of $4.3 million from restaurant closures related to the estimated future cost of surplus properties and $6.5 million from the impairment of long-lived assets.

Note 12:	COMMITMENTS AND CONTINGENCIES

a)	Lease Commitments—The Company leases land and buildings generally under agreements with terms of, or renewable to, 15 to 20 years with various option periods. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense, net of sublease rental income (See note 5), was $10.0 million, $9.9 million and $10.9 million in 2003, 2002 and 2001, respectively. The Company is the sublessor on 177 operating leases.

Following is a schedule, by year, of future minimum lease commitments for operating leases at December 29, 2003:

Year
2004	$18,099
2005	17,354
2006	16,404
2007	13,959
2008	10,674
Thereafter	38,825

Total	$115,315

These commitments also include minimum rent payments of $5.6 million for properties which have been accrued for as part of the reserve for restaurant relocations and abandoned sites as of December 29, 2003.

b)	Self Insurance—The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $4.1 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

c)	Employment Contracts—Effective September 26, 2003, the Company entered into an employment agreement with its Chief Executive Officer and Vice President of Operations. The term of the agreements are for two years with three additional one year options to extend at the Company’s option. The Chief Executive Officer’s annual base salary is $300,000. The Vice President of Operations annual base salary is $175,000. The Chief Executive Officer was granted options to purchase 50,000 shares while the Vice President of Operations was granted options to purchase 20,000 shares of the Company’s common stock at $9.63 per share, fair value at the date of grant. The options granted vest proportionately over 3 years, unless the officer is terminated for reason other than cause. In such case, the options vest immediately and the executive shall have 2 years from date of termination to exercise the options. Both Officers are entitled to participate in the Company’s incentive bonus plan. Both agreements may be terminated at any time for cause. The agreements contain confidentiality and non-competition provisions.

d)	Litigation—Jonathan Mittman et al. v. Rally’s Hamburgers, Inc., et al. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally’s, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally’s, Burt Sugarman and GIANT GROUP, LTD. and certain of Rally’s former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally’s Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. On August 22, 2003, the court ruled for the Company on all counts, and subsequently plaintiffs filed an appeal. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company’s financial condition and results of operations.

Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 95-4644-CI-20. A companion complaint was also filed in the same Court on May 21,

1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook.

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

The Company believes that this lawsuit is without merit, and intends to continue to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

The action was tried before a jury in August of 1999. The Company’s action against Tampa Checkmate to collect the promissory note was stayed by virtue of Tampa Checkmate’s bankruptcy filing (see discussion below). The Court entered a directed verdict and an involuntary dismissal as to all claims alleged against Jared D. Brown, Robert G. Brown, and George W. Cook and also entered a directed verdict and an involuntary dismissal as to certain other claims asserted against the Company and the remaining individual counterclaim defendants, Herbert G. Brown (“H. Brown”), James E. Mattei (“Mattei”), James F. White, Jr. (“White”). The jury rendered a verdict in favor of the Company, H. Brown, Mattei, and White as to all claims asserted by Checkmate and in favor of Mattei as to all claims asserted by Tampa Checkmate and Gagne. In response to certain jury interrogatories, however, the jury made the following determinations: (i) That Gagne was fraudulently induced to execute a certain Unconditional Guaranty and that the Company was therefore not entitled to enforce its terms; (ii) That Tampa Checkmate was fraudulently induced to execute a certain franchise agreement by the actions of the Company, H. Brown, and White, jointly and severally, and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 330; (iii) That the Company, H. Brown, and J. White, jointly and severally, violated § 817.416(2)(a)(1) of the Florida Franchise Act relating to the franchise agreement and that Tampa Checkmate was damaged as a result thereof in the amount of $151, 330 and that Gagne was damaged as a result thereof in the amount of $151,330; and (iv) That the Company, H. Brown, and J. White did not violate Florida’s Deceptive and Unfair Trade Practices Act relating to the Ehrlich Road franchise agreement.

The foregoing judgments were appealed to the Second District Court of Appeal and on November 14, 2001, the Appeals Court (i) affirmed the $151,330 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for fraudulent inducement, but reversed as to Brown and that portion of the judgment awarding Tampa Checkmate statutory interest prior to the jury’s verdict in August of 1999; (ii) affirmed the $151,330 judgment, plus statutory interest from August of 1999, entered in favor of Tampa Checkmate and against the Company and White for violation of § 817.416(2)(a)(1) of the Florida Franchise Act, but reversed as to Brown; and (iii) reversed, in toto, the judgment entered in favor of Gagne.

On February 4, 2002, the state trial court granted a motion filed by Tampa Checkmate and entered summary judgment as to the Company’s affirmative defenses of setoff and recoupment. In lieu of filing a supercedes bond, the Company satisfied the foregoing two judgments and appealed the summary judgment to the Second District Court of Appeal. That appeal was decided adversely to the Company.

Reciprocal motions for attorney fees also remain pending in the state court. On December 17, 2003, the trial court entered an order awarding Tampa Checkmate attorney fees in the amount of $153,285. Tampa Checkmate has moved for reconsideration of the December 17, 2003. Tampa Checkmate’s motion for reconsideration and the Company’s motion for attorney fees against Gagne remain pending.

On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., as noted above, the bankruptcy filing stayed the Company’s claim against Tampa Checkmate to collect the promissory note. The Company continues to believe the liability to Tampa Checkmate under the two judgments, and its liability for the payment of attorney fees, is subject to the Company’s right of setoff arising from Tampa Checkmate’s liability to the Company under the promissory note described above. The Company presently intends to pursue its setoff rights in the Bankruptcy Court.

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. The case was filed October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. This arbitration is subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida now on appeal to disqualify Claimants’ counsel based on conflict of interest. Checkers Drive-In Restaurants, Inc. is defending the preceedings and vigorously denies the allegations set forth in the complaint.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc, ., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. In November 2000, Checkers initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking undisclosed damages under contract and tort theories. On February 20, 2004, the arbitration tribunal entered an Order on Checkers’ Amended Motion to Dismiss Amended Counterclaim (the “Order”). In the Order, the tribunal: (1) dismissed two of the seven counts asserted against Checkers in the Counterclaim; and (2) granted Checkers’ Motion to Dismiss with respect to portions of each of the remaining counts in the Counterclaim. The tribunal also ruled that there is no basis for imposing liability on Checkers for the acts or omissions of Suncheck of Puerto Rico, Inc. The counterclaimants voluntarily dismissed a third count, and filed a motion seeking to amend the Counterclaim to replead the count, which was denied.

This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. The final arbitration hearing is currently scheduled to take place during the week of May 17, 2004. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings.

YOUGOTTAEAT, Inc. v. Checkers Drive-In Restaurants, Inc. and Kasheed Ahmad, d/b/a Checkers Elmont. On February 13, 2003, a Complaint was filed against the Company in the United States District Court for the Eastern District of New York, Brooklyn Office. The Complaint asserts claims under federal and state law contesting the Company’s right to use its “Yougottaeat” service mark. On May 1, 2003, the United States District Court for the Eastern District of New York denied YOUGOTTAEAT, INC. motion pursuant to Rule 65(a), citing their failure to show a likelihood of their succeeding on the merits. Appeal was denied by District Court. YOUGOTTAEAT, INC. has permanently withdrawn its claim. Checkers

Drive-In Restaurants, Inc. has voluntarily dismissed its claim with right to re-file; reserving rights to seek cancellation of YOUGOTTAEAT, INC.’S mark should the Patent & Trademark Office not issue the desired mark to the Company.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 13:	SUBSEQUENT EVENTS

Tribecca S.A. De CV opened the first Checkers on February 17, 2004, in Merida, Yucatan, Mexico, pursuant to the development agreement for a minimum of 10 locations in the Yucatan peninsula area of Mexico signed in fiscal 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “MANAGEMENT” of the Company’s definitive proxy statement which will be filed on or before April 27, 2004.

The Company has adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The Company has also adopted a code of ethics for all employees in addition to the foregoing. These code of ethics are available to the public without charge, by request to Checkers Drive-In Restaurants, Inc., Legal Department, 4300 West Cypress Street, Suite 600, Tampa, FL 33607 and at the Company’s website at www.checkers.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the headings “MANAGEMENT EXECUTIVE COMPENSATION” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or before April 27, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or before April 27, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the Company’s certain relationship and related transactions, see Note 4 of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the Section entitled “Independent Public Accountants” of the Company’s definitive proxy statement which will be filed with the commission on or before April 27, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.0	The following financial statements of the Registrant are included in Part II, Item 8:
Index to Consolidated Financial Statements:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 29, 2003 and December 30, 2002
Consolidated Statements of Operations and Comprehensive Income for each of the years in the three-year period ended December 29, 2003
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 29, 2003
Consolidated Statements of Cash Flow for each of the years in the three-year period ended December 29, 2003.
Notes to Consolidated Financial Statements

	2.0	All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

	3.0	The list of exhibits set forth in Item 14 (c) below is incorporated herein by reference.

(b)		Reports on Form 8-K.

	1.0 (a)	On October 14, 2003, the Company issued a news release entitled “Checkers ® / Rally’s ® Recognized for Extraordinary Employee Incentive Programs – Double drive-thru chain awarded NRN’s People and Performance Award for excellence in employee recognition.”
	(b)	On December 22, 2003, the Company issued a news release entitled “David Koehler Steps Down as CFO of Checkers Drive-In Restaurants, Inc.”
	(c)	On December 22, 2003, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Appoints New CFO.”

(c)		List of Exhibits

	2.1	Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. filed as exhibit 10.18 to the Company’s 1998 Form 10-K and incorporated herein by reference.

	3.1	Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

	3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3 to the Company’s Form 10-Q for the quarter ended June 30, 1993, is hereby incorporated herein by reference.

	3.3	Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.3 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

	3.4	Certificate of Merger of Domestic Corporations dated August 9, 1999, as filed with the Commission as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

	3.5	Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

	3.6	By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

	3.7	Certificate of Incorporation of Checkers of Puerto Rico, Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000, as filed with the Commission as Exhibit 3.7 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.8	Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.8 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.9	Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.9 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.10	Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000, as filed with the Commission as Exhibit 3.10 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

3.11	By-Laws, Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001, as filed with the Commission as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 26, 2001, and incorporated herein by reference.

3.12	Certificate of Merger of Rally’s Management, Inc., a wholly-owned subsidiary of the Registrant, dated December 28, 2001, is hereby incorporated herein by reference.

4.1	Form of Warrant Agreement dated August 9, 1999 between Checkers Drive-In Restaurants, Inc. and American Stock Transfer and Trust Company, Inc., as a Warrant Agent including form of Warrant Certificate, as filed with the Commission as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

4.2	Form of Warrant issued to lenders under the Amended and Restated Credit Agreement, dated November 22, 1996, between the Company and CKE Restaurants, Inc., as Agent, and the lenders listed therein, as filed with the Commission as Exhibit 4.3 on the Company’s Form 8-K, dated November 22, 1996, is hereby incorporated by reference.

4.3	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of the Company’s total assets will be furnished to the Commission upon request.

10.1	Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

10.2	1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

10.3	Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company’s proxy statement dated May 15, 1998 is incorporated herein by reference.

10.4	1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company’s form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

10.5	Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally’s Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

10.6	Checkers Drive-In Restaurants, Inc. Employee Stock Purchase Plan, as filed with the Commission as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

10.7	Loan Agreement: Senior Credit Facility A between the Registrant and Textron Financial Corporation, dated June 15, 2000 as filed with the Commission as Exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

10.8	Loan Agreement: Subordinate Credit Facility B and C between the Registrant and Textron Financial Corporation, dated June 15, 2000, as filed with the Commission as Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

	10.9	Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.14 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

	10.10	Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.15 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

	10.11	Employment Agreement, dated November 20, 2000, between the Registrant and Daniel J. Dorsch, as filed with the Commission as Exhibit 10.16 to Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

	10.12	2001 Stock Option Plan of the Company, as filed with the Commission as Appendix B to the Company’s Proxy dated August 6, 2001, is incorporated herein by reference.

**	10.13	Employment Agreement, dated September 26, 2003, between the Registrant and Keith E. Sirois.

**	10.14	Employment Agreement, dated September 26, 2003, between the Registrant and Adam Noyes.

	21	Subsidiaries of the Company:
		(a) Rally’s of Ohio, Inc., an Ohio corporation.
		(b) CheckerCo, Inc., a Florida corporation.
		(c) Checkers of Puerto Rico, Inc., a Puerto Rican corporation.

**	23.1	Consent of KPMG LLP.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

**	31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

**	32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2004.

**	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 11, 2004.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ Keith E. Sirois

Keith E. Sirois President, Chief Executive Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 9, 2004.

Signature	Title

/s/ Keith E. Sirois Keith E. Sirois	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ S. Patric Plumley S. Patric Plumley	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Peter C. O’Hara Peter C. O’Hara	Director, Chairman of the Board

/s/ Terry N. Christensen Terry N. Christensen	Director

/s/ Burt Sugarman Burt Sugarman	Director

/s/ Willie D. Davis Willie D. Davis	Director

/s/ David Gotterer David Gotterer	Director