Form 10-Q
period 2004-03-22
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2004-05-03
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2). Yes ☑ No ☐

The Registrant had 12,134,364 shares of Common Stock, par value $.001 per share, outstanding as of March 22, 2004 (excludes 500,000 shares held in treasury).

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 22, 2004	December 29, 2003
Current Assets:
Cash and cash equivalents	$16,592	$13,566
Accounts, notes and leases receivable, net	3,346	3,182
Inventory	1,016	1,112
Prepaid rent	167	1,522
Deferred income tax assets	3,585	3,585
Property and equipment held for sale	1,047	1,313
Other current assets	765	498

Total current assets	26,518	24,778
Restricted cash	4,429	4,141
Property and equipment, net	48,377	47,270
Notes receivable, net - less current portion	4,030	4,325
Leases receivable, net - less current portion	5,256	5,371
Intangible assets, net	20,876	20,940
Deferred income tax assets	19,810	21,104
Other assets	1,457	1,506

	$130,753	$129,435

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$2,956	$3,071
Accounts payable	4,941	5,110
Reserves for restaurant relocations and abandoned sites	898	999
Accrued wages and benefits	2,505	2,166
Accrued self insurance	1,133	1,327
Accrued liabilities	3,769	4,832

Total current liabilities	16,202	17,505
Long-term debt, less current maturities	19,560	19,974
Obligations under capital leases, less current maturities	4,720	4,982
Long-term reserves for restaurant relocations and abandoned sites	4,411	4,602
Deferred revenue	3,882	4,249
Accrued self insurance	3,931	3,366
Other long-term liabilities	1,369	1,290

Total liabilities	54,075	55,968
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at March 22, 2004 and December 29, 2003	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,634,364 at March 22, 2004 and 12,541,588 at December 29, 2003	13	12
Additional paid-in capital	148,464	147,733
Accumulated deficit	(68,104)	(70,583)

	80,373	77,162
Less: Treasury stock, 500,000 shares at March 22, 2004 shares at December 29, 2003, at cost	(3,695)	(3,695)

Total stockholders’ equity	76,678	73,467

	$130,753	$129,435

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended
	March 22, 2004	March 24, 2003
REVENUES:
Restaurant sales	$39,226	$39,719
Franchise royalty revenue	3,739	3,308
Franchise fees and other income	46	54

Total revenues	43,011	43,081

COSTS AND EXPENSES:
Restaurant food and paper costs	12,148	12,441
Restaurant labor costs	12,181	12,048
Restaurant occupancy expenses	2,745	2,986
Restaurant depreciation and amortization	1,369	1,288
Other restaurant operating expenses	4,528	4,700
General and administrative expenses	3,278	3,189
Advertising	2,303	2,501
Bad debt expense	54	163
Non-cash compensation	—	23
Other depreciation and amortization	266	182
Restaurant retirement costs, net	(27)	14
Gain on sale of assets, net	(121)	(176)

Total costs and expenses	38,724	39,359

Operating income	4,287	3,722
OTHER INCOME (EXPENSE):
Interest income	244	261
Interest expense	(551)	(695)

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	3,980	3,288
Minority interests in operations of joint ventures	—	(18)

Income before income tax expense and cumulative effect of a change in accounting principle	3,980	3,270
Income tax expense	1,501	—

Income before cumulative effect of a change in accounting principle	2,479	3,270
Cumulative effect of a change in accounting principle - net of income tax effect	—	(51)

Net income	$2,479	$3,219

Comprehensive income	$2,479	$3,219

Basic net earnings per share	$0.21	$0.26

Diluted net earnings per share	$0.19	$0.25

Weighted average number of common shares outstanding:
Basic	12,071	12,274
Diluted	12,879	13,001

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Quarter Ended
	March 22, 2004	March 24, 2003
Cash flows from operating activities:
Net income	$2,479	$3,219
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	51
Deferred tax expense	1,447	—
Depreciation and amortization	1,635	1,470
Amortization of deferred loan costs	30	51
Bad debt expense	54	163
Non-cash compensation	—	23
Gain on sale of assets	(121)	(176)
Minority interest in operations of joint ventures	—	18
Change in assets and liabilities:
Decrease in receivables	191	298
(Increase), decrease in inventory	96	(66)
Decrease in prepaid expenses and other current assets	1,088	942
(Increase), decrease in other assets	19	(12)
Decrease in accounts payable	(170)	(2,522)
Decrease in accrued liabilities	(797)	(1,335)

Net cash provided by operating activities	5,951	2,124

Cash flows from investing activities:
Capital expenditures	(2,476)	(2,555)
Proceeds from sale of property and equipment	50	478

Net cash used in investing activities	(2,426)	(2,077)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(791)	(765)
Increase in restricted cash	(288)	(355)
Proceeds from exercise of stock options and warrants	580	7
Repayment of note receivable - officer	—	67

Net cash used in financing activities	(499)	(1,046)

Net (decrease), increase in cash	3,026	(999)
Cash at beginning of period	13,566	14,323

Cash at end of period	$16,592	$13,324

Supplemental disclosures of cash flow information
Interest paid	$579	$706

Issuance of capital lease obligation for equipment	$—	$203

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries collectively referred to as “the Company”. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included, and all adjustments were of a normal and recurring nature.

The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which typically consists of four 4-week periods. The fourth quarter of 2004 will consist of three four week periods and one five week period ending January 3, 2005.

The operating results for the first quarter ended March 22, 2004, are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2003. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s December 29, 2003 consolidated financial statements. The accompanying consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc. and its wholly-owned subsidiaries, collectively referred to as “the Company.”

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At March 22, 2004, there were 380 Rally’s restaurants operating in 17 different states and there were 407 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of the 787 total restaurants, 222 are owned by the Company and 565 are owned by franchisees.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has reviewed the applicability of FIN 46(R) and does not currently have any entities that require consolidation under this pronouncement.

(d) Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 22, 2004	March 24, 2003
Net income, as reported	$2,479	$3,219
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(738)	(490)

Pro forma net income	$1,741	$2,729

Earnings per share:
Basic - as reported	0.21	0.26
Basic - pro forma	0.14	0.22
Diluted - as reported	0.19	0.25
Diluted - pro forma	0.14	0.21

For purposes of the proforma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	March 22, 2004	March 24, 2003
Risk-free interest rates	1.01%	1.73%
Volatility	60%	94%
Expected lives (months)	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments.

The Company granted 8,335 stock options on December 30, 2003 at an exercise price of $10.47 and 150,000 on February 25, 2004 at an exercise price of $11.70 to members of the Board of Directors under the 1994 Directors Plan for Non-Employee Directors.

(e) Advertising Costs - The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

(f) Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g) Reclassifications - Certain amounts in the 2003 financial statements have been reclassified to conform to the current quarter 2004 presentation.

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

We had working capital of $10.3 million on March 22, 2004 compared to $7.3 million on December 29, 2003. The factors having the greatest impact on liquidity are cash provided by operating activities of $6.0 million and capital additions of $2.5 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of March 22, 2004.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of March 22, 2004 was approximately $5.7 million. As of March 22, 2004, we have deferred gains of $3.8 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on March 22, 2004, under the captions accrued liabilities-current and deferred revenue for $0.5 million and $3.3 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $2.1 million and $1.7 million for the quarters ended March 22, 2004 and March 24, 2003, respectively.

Note 4: Valuation of Intangible Assets and Goodwill

We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002 and December 29, 2003. Based upon these reviews, no adjustment was required, and we do not believe circumstances have changed since the 2003 review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Intangible assets consist of the following: (Dollars in thousands)

	March 22, 2004	Dec. 29, 2003
Goodwill	$744	$744
Tradename	17,548	17,548
Amortizable intangible assets	2,584	2,648

Intangible assets, net	$20,876	$20,940

Amortizable intangible assets:

	March 22, 2004			December 29, 2003
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,237	$(588)	$649	$1,237	$(570)	$667	1-11 years
Other intangibles	4,191	(2,256)	1,935	4,191	(2,210)	1,981	10-25 years

	$5,428	$(2,844)	$2,584	$5,428	$(2,780)	$2,648

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2004	$262
2005	251
2006	251
2007	251
2008	251

Note 5: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allows it to borrow up to $3 million, which is available through December 31, 2004. The agreement allows the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. There were no borrowings under this facility as of March 22, 2004.

Note 6: Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	March 22, 2004	December 29, 2003
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (4.8% at March 22, 2004) secured by property and equipment.	$8,502	$8,791
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	12,652	12,754
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $73.	2,772	2,923
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $102.	3,154	3,358
Notes payable to a former Rally’s franchise owner for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.8%. The note is payable in monthly principal and interest installments of $15.	30	75
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	126	126

Total long-term debt and obligations under capital leases	27,236	28,027
Less current installments	(2,956)	(3,071)

Long-term debt, less current maturities	$24,280	$24,956

Although we continue to be obligated, approximately $5.7 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 3).

Note 7: Accounting Charges and Loss Provisions

As of the quarter ended March 22, 2004, we had reserves of $5.3 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of the Company’s ultimate obligations under the related operating leases, and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the first quarter ended March 22, 2004, the Company made lease and other payments of $0.2 million against this reserve. The Company terminated a lease for a surplus site which was negotiated for less than the contractual obligation, further reducing the reserve by approximately $47,000.

We measure impairment of long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included, individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were no locations that were deemed impaired as of March 22, 2004.

Note 8: Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets must be evaluated for realizability and if necessary reduced by a valuation allowance. Realization of the deferred tax assets is dependant upon the Company’s ability to generate sufficient taxable income in future years. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

Income tax expense of $1.5 million for the quarter ended March 22, 2004 is based on the effective federal and state tax rate of 38% expected to be applicable for fiscal year 2004. During the quarter ended March 24, 2003, the Company did not recognize any income tax expense due to adjustments to the valuation allowance. Although management is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Note 9: Subsequent events

On April 8, 2004, the Company acquired seven restaurants located in the Jacksonville, Florida market from a franchisee. The purchase price for the restaurants totaled $2.1 million, including $0.8 million in cash and the remaining $1.3 million relating to the assumption of liabilities and forgiveness of amounts owed to the Company.

The Company sold eight Company-owned restaurants in the Atlanta market to a franchisee on April 23, 2004 for $3 million in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s). At March 22, 2004, there were 380 Rally’s restaurants operating in 17 different states and 407 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 787 total restaurants, 222 are owned by the Company and 565 are owned by franchisees. Ten states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, restaurant depreciation and amortization, and advertising relate directly to Company-owned restaurants. Expenses such as other depreciation and amortization, and general and administrative expenses relate to Company-owned restaurant operations and the Company’s franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings, closings and the sales volume of both existing and new restaurants.

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-Q and in our annual report on Form 10-K for the year ended December 29, 2003.

Restaurants Operating in the System

For the Quarters Ended

	June 17, 2002	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004
Company-operated:
Beginning of quarter	255	253	248	248	242	242	242	222
Openings/transfers in	2	—	—	—	—	1	5	—
Closings/transfers out	(4)	(5)	—	(6)	—	(1)	(25)	—

End of quarter	253	248	248	242	242	242	222	222

Franchise:
Beginning of quarter	540	541	541	536	536	539	540	562
Openings/transfers in	3	7	3	2	4	2	31	3
Closings/transfers out	(2)	(7)	(8)	(2)	(1)	(1)	(9)	—

End of quarter	541	541	536	536	539	540	562	565

	794	789	784	778	781	782	784	787

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended
	March 22, 2004	March 24, 2003
REVENUES:
Restaurant sales	91.2%	92.2%
Franchise royalty revenue	8.7%	7.7%
Franchise fees and other income	0.1%	0.1%

Total revenues	100.0%	100.0%
COSTS AND EXPENSES:
Restaurant food and paper costs (1)	31.0%	31.3%
Restaurant labor costs (1)	31.1%	30.3%
Restaurant occupancy expenses (1)	7.0%	7.5%
Restaurant depreciation and amortization (1)	3.5%	3.2%
Other restaurant operating expenses (1)	11.5%	11.8%
General and administrative expenses	7.6%	7.4%
Advertising (1)	5.9%	6.3%
Bad debt expense	0.1%	0.4%
Non-cash compensation	0.0%	0.1%
Other depreciation and amortization	0.6%	0.4%
Restaurant retirement costs	(0.1%)	0.0%
Gain on sale of assets	(0.3%)	(0.4%)

Total costs & expenses	90.1%	91.4%

Operating income	9.9%	8.6%
OTHER INCOME (EXPENSE):
Interest income	0.6%	0.6%
Interest expense	(1.3%)	(1.6%)

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	9.2%	7.6%
Minority interests in operations of joint ventures	0.0%	0.0%

Income before income tax expense and cumulative effect of a change in accounting principle	9.2%	7.6%
Income tax expense	3.5%	0%

Income before cumulative effect of a change in accounting principle	5.7%	7.6%
Cumulative effect of change in accounting principle - net of income tax effect	0.0%	0.1%

Net income	5.7%	7.5%

(1)	As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended March 22, 2004 and Quarter Ended March 24, 2003

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $43.0 million for the quarter ended March 22, 2004, consistent with the quarter ended March 24, 2003.

Restaurant Sales

Company-owned restaurant sales decreased by $0.5 million for the quarter ended March 22, 2004 to $39.2 million compared to $39.7 million for the same quarter last year. This decrease was primarily due to a net reduction of 26 restaurants during fiscal 2003, partially offset by same-store sales growth of 8.1% for the first quarter ended March 22, 2004.

Franchise Royalty Revenue

Franchise royalties increased by $0.4 million in the first quarter of 2004, to $3.7 million, primarily due to an increase in franchise restaurant locations during fiscal 2003, including the sale of 25 Company-owned restaurants to franchisees. In addition, royalties for the quarter increased due to a year-over-year same-store sales improvement of 5.6% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $12.1 million or 31.0% of restaurant sales for the quarter ended March 22, 2004 compared with $12.4 million or 31.3% of restaurant sales in the first quarter of 2003. The decrease in these costs, as a percentage of restaurant sales, was due to modest menu price increases during the first quarter of 2004, the first such increases in over two years. The Company also placed greater emphasis on higher margin products through its marketing programs, as well as achieving increased volume rebates for soda syrup.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $12.2 million or 31.1% of restaurant sales for the quarter ended March 22, 2004 compared with $12.0 million or 30.3% for the quarter ended March 24, 2003. The increase in restaurant labor costs, as a percentage of restaurant sales, compared to the prior year was due to an increase in workers compensation expense and the costs associated with new incentive programs which we believe were instrumental in driving sales volume during the first quarter of 2004.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.7 million or 7.0% of restaurant sales in 2003 compared with $3.0 million or 7.5% of restaurant sales for the quarter ended March 24, 2003. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales as well as the sale of company-owned restaurants to franchisees during fiscal 2003 whose rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.4 million or 3.5% of restaurant sales for the first quarter of 2004 compared to $1.3 million or 3.2% for the same quarter of 2003. The increase was due primarily to depreciation on $14.5 million of fiscal 2003 capital additions and acquired restaurant assets.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $4.5 million, or 11.5% of restaurant sales for the quarter ended March 22, 2004 compared to $4.7 million, or 11.8% of restaurant sales for the quarter ended March 24, 2003. Repairs and maintenance decreased to 2.9% as a percentage of restaurant sales for 2004 compared to 3.3% for the same quarter of 2003. Utilities increased to 4.8% for the quarter ended March 22, 2004 compared to 4.6% for the quarter ended March 24, 2003 as a percentage of restaurant sales. Other costs in this category remained constant at 3.9% as a percentage of restaurant sales.

General and Administrative Expenses

General and administrative expenses were $3.3 million, or 7.6% of total revenues for the first quarter of 2004 compared to $3.2 million, or 7.4% of total revenues for the first quarter of 2003. These expenses have increased primarily due to increased employee benefits and relocation costs incurred in the current year.

Advertising

Advertising expense was $2.3 million or 5.9% of restaurant sales for the quarter ended March 22, 2004 compared to $2.5 million, or 6.3% of restaurant sales for the quarter ended March 24, 2003. The decrease was due primarily to increased same store sales leverage, as well as a net reduction of 26 Company-owned restaurants in fiscal 2003.

Gain on Sale of Assets

During the first quarter of 2004 and 2003, the Company recognized gains of $0.1 million and $0.2 million, respectively, from the sale of assets. This gain was primarily due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000.

Income Tax

Income tax expense of $1.5 million for the quarter ended March 22, 2004 is based on the effective federal and state tax rate of 38% expected to be applicable for fiscal year 2004. During the quarter ended March 24, 2003, the Company did not recognize any income tax expense due to adjustments to the valuation allowance. Although management is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

We had working capital of $10.3 million on March 22, 2004 compared to $7.3 million on December 29, 2003. Cash and cash equivalents increased $3.0 million to $16.6 million since the fiscal year ended December 29, 2003. Cash flow provided by operating activities was $6.0 million compared to $2.1 million for the same quarter last year. Current year cash flows are attributable to current profits and a decrease in prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities.

Cash flow used for investing activities was $2.5 million relating primarily to capital expenditures for restaurant level renovations and technology enhancements company-wide, partially offset by proceeds from the sale of capital assets.

Cash used for financing activities was $0.5 million. The most significant activities were principal payments of $0.8 million on our debt and capital lease obligations and an increase in restricted cash of $0.3 million. These outlays were partially offset from the receipt of $0.6 million for the issuance of common stock from the exercise of stock options through March 22, 2004.

Capital expenditures for fiscal 2004 are expected to total $24 million. These expenditures include the development of new restaurants, the remodeling of existing restaurants as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of March 22, 2004, the expected cash provided from operations, and the available $3 million credit facility with U.S. Bancorp Equipment Finance, Inc. will be sufficient to meet our working capital and capital expenditure requirements for the remainder of fiscal 2004.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of March 22, 2004.

Critical Accounting Policies:

Our critical accounting policies are as follows:

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of March 22, 2004 was approximately $5.7 million. We have remaining deferred gains of $3.8 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the March 22, 2004 balance sheet under the captions accrued liabilities and deferred revenues for $0.5 million and $3.3 million, respectively and will be recognized over the next 16 years. Additionally, the Company has remaining deferred gains of approximately $0.4 million, as of March 22, 2004, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 6 years.

Valuation of Long-Lived Assets - We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to expected historical or projected future operating results; and

•	significant negative industry or economic trends.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were no locations that were deemed impaired as of March 22, 2004.

Valuation of Intangible Assets and Goodwill - We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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

In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002 and December 29, 2003. Based upon these reviews, no adjustment was required, and we do not believe circumstances have changed since the 2003 review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Allowance for doubtful receivables - Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $3.3 million, or $7.1 million net of allowance for doubtful accounts of $3.8 million, as of March 22, 2004.

Contingencies - Management’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Restaurant retirement costs - Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 12 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and the reserve reflects this.

Accounting for income taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. As of March 22, 2004 the Company has approximately $54.7 million of the net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $31.5 million.

Self Insurance - The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $4.1 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has reviewed the applicability of FIN 46(R) and does not currently have any entities that require consolidation under this pronouncement.

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

Commodity Price Risk:

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases, which are significant and appear to be long-term in nature, by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Jonathan Mittman et al. v. Rally’s Hamburgers, Inc., et al. In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally’s, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally’s, Burt Sugarman and GIANT GROUP, LTD. and certain of Rally’s former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et. al. vs. Rally’s Hamburgers, Inc., et. al. The complaints allege that the defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about Rally’s in order to arbitrarily inflate the price of its common stock. The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. On August 22, 2003, the court ruled for the Company on all counts, and subsequently the plaintiffs filed an appeal. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply; however, if the Company is found to be liable, such a result may have a material adverse impact on the Company’s financial condition and results of operations.

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

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. The case was filed October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. This arbitration is subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida now on appeal to disqualify Claimants’ counsel based on conflict of interest. Checkers Drive-In Restaurants, Inc. is defending the proceedings vigorously denies the allegations set forth in the complaint.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

**	31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

**	32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

**	Filed electronically herewith

(b)	Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On January 12, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. to Present at Sixth Annual ICR Xchange, Leisure Lifestyle Conference.”

On February 9, 2004, the Company issued a news release entitled “Checkers/Rally’s Successfully Defends Use of You Gotta Eat (SM) Trademark.”

On February 13, 2004, the Company issued a news release entitled “Another Home Run for Checkers Drive-In Restaurants, Inc. Tampa-based Company Named “Official Burger” of MLB’s ™ Devil Rays ®.

On February 19, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Provides Fourth Quarter 2003 Guidance.

On February 26, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Appoints President and C.E.O. Keith E. Sirois to Board of Directors.”

On March 10, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. to Announce 2003 Fourth Quarter and Fiscal Year End Financial Results.”

On March 11, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Reports Fourth Quarter and Fiscal Year 2003 Results.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc. (Registrant)

Date: May 3, 2004	By:	/s/ S. PATRIC PLUMLEY

Treasurer and Chief Financial Officer