Form 10-Q
period 2004-06-14
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2004-07-26
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2).    Yes  ☒    No  ☐

The Registrant had 11,758,205 shares of Common Stock, par value $.001 per share, outstanding as of June 14, 2004 (excludes 944,000 shares held in treasury).

TABL E OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets June 14, 2004 and December 29, 2003	3

	Consolidated Statements of Income and Comprehensive Income Quarters ended June 14, 2004 and June 16, 2003 and Two Quarters ended June 14, 2004 and June 16, 2003	4

	Consolidated Statements of Cash Flows Two Quarters ended June 14, 2004 and June 16, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal proceedings	18

Item 2	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 14, 2004	December 29, 2003
Current Assets:
Cash and cash equivalents	$13,097	$13,566
Accounts, notes and leases receivable, net	2,962	3,182
Inventory	1,033	1,112
Prepaid rent	318	1,522
Deferred income tax assets	3,910	3,585
Property and equipment held for sale	1,027	1,313
Other current assets	433	498

Total current assets	22,780	24,778

Restricted cash	4,429	4,141
Property and equipment, net	52,007	47,270
Notes receivable, net - less current portion	4,909	4,325
Leases receivable, net - less current portion	4,786	5,371
Intangible assets, net	17,286	20,940
Deferred income tax assets	21,607	21,104
Other assets	1,405	1,506

	$129,209	$129,435

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$2,574	$3,071
Accounts payable	4,590	5,110
Reserves for restaurant relocations and abandoned sites	1,168	999
Accrued wages and benefits	2,452	2,166
Accrued self insurance	1,517	1,327
Accrued liabilities	5,941	4,832

Total current liabilities	18,242	17,505

Long-term debt, less current maturities	18,080	19,974
Obligations under capital leases, less current maturities	4,486	4,982
Long-term reserves for restaurant relocations and abandoned sites	4,729	4,602
Deferred revenue	3,403	4,249
Accrued self insurance	3,243	3,366
Other long-term liabilities	1,371	1,290

Total liabilities	53,554	55,968

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at June 14, 2004 and December 29, 2003	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,702,205 at June 14, 2004 and 12,541,588 at December 29, 2003	13	12
Additional paid-in capital	148,899	147,733
Accumulated deficit	(64,915)	(70,583)

	83,997	77,162
Less: Treasury stock, 944,000 shares at June 14, 2004 500,000 shares at December 29, 2003, at cost	(8,342)	(3,695)

Total stockholders’ equity	75,655	73,467

	$129,209	$129,435

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Two Quarters Ended
	June 14, 2004	June 16, 2003	June 14, 2004	June 16, 2003
REVENUES:
Restaurant sales	$41,330	$42,160	$80,556	$81,879
Franchise royalty revenue	4,025	3,715	7,764	7,023
Franchise fees and other income	273	130	319	184

Total revenues	45,628	46,005	88,639	89,086

COSTS AND EXPENSES:
Restaurant food and paper costs	13,285	13,271	25,433	25,712
Restaurant labor costs	12,123	12,500	24,304	24,548
Restaurant occupancy expenses	2,702	2,851	5,447	5,837
Restaurant depreciation and amortization	1,293	1,303	2,662	2,591
Other restaurant operating expenses	5,100	5,097	9,628	9,797
General and administrative expenses	3,554	3,655	6,832	6,844
Advertising	2,505	2,500	4,808	5,001
Bad debt expense	59	53	113	216
Non-cash compensation	—	23	—	46
Other depreciation and amortization	268	194	534	376
Impairment of long lived assets	—	65	—	65
Restaurant retirement costs, net	(281)	18	(308)	32
Gain on sale of assets, net	(134)	(87)	(255)	(263)

Total costs and expenses	40,474	41,443	79,198	80,802

Operating income	5,154	4,562	9,441	8,284
OTHER INCOME (EXPENSE):
Interest income	221	274	465	535
Interest expense	(510)	(644)	(1,061)	(1,339)

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	4,865	4,192	8,845	7,480
Minority interests in operations of joint ventures	—	(19)	—	(37)

Income before income tax expense and cumulative effect of a change in accounting principle	4,865	4,173	8,845	7,443
Income tax expense	1,676	66	3,177	66

Income before cumulative effect of a change in accounting principle	3,189	4,107	5,668	7,377

Cumulative effect of a change in accounting principle - net of income tax effect	—	—	—	(51)

Net income	$3,189	$4,107	$5,668	$7,326

Comprehensive income	$3,189	$4,107	$5,668	$7,326

Basic net earnings per share	$0.26	$0.34	$0.47	$0.60

Diluted net earnings per share	$0.25	$0.32	$0.44	$0.57

Weighted average number of common shares outstanding:
Basic	12,065	12,000	12,068	12,136
Diluted	12,855	12,790	12,867	12,895

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Two Quarters Ended
	June 14, 2004	June 16, 2003
Cash flows from operating activities:
Net income	$5,668	$7,326
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	51
Deferred tax expense	2,711	—
Income tax effect of exercise of options	283	—
Depreciation and amortization	3,196	2,967
Amortization of deferred loan costs	60	102
Impairment of long-lived assets	—	65
Bad debt expense	113	216
Non-cash compensation	—	46
Gain on sale of assets	(255)	(263)
Minority interest in operations of joint ventures	—	37
Change in assets and liabilities:
(Increase), decrease in receivables	(227)	445
Decrease, (increase) in inventory	94	(158)
Decrease in prepaid expenses and other current assets	1,161	723
Decrease, (increase) in other assets	41	(28)
Decrease in accounts payable	(524)	(2,269)
Decrease in accrued liabilities	223	(1,573)

Net cash provided by operating activities	12,544	7,687

Cash flows from investing activities:
Capital expenditures	(8,347)	(5,045)
Acquisitions of restaurants and equity interests	(815)	—
Proceeds from sale of property and equipment	3,088	503

Net cash used in investing activities	(6,074)	(4,542)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(2,887)	(1,527)
Increase in restricted cash	(288)	(354)
Proceeds from exercise of stock options and warrants	883	55
Purchase of treasury stock	(4,647)	(3,921)
Repayment of note receivable - officer	—	67
Distributions to minority interests	—	(17)

Net cash used in financing activities	(6,939)	(5,697)

Net decrease in cash	(469)	(2,552)
Cash at beginning of period	13,566	14,323

Cash at end of period	$13,097	$11,771

Supplemental disclosures of cash flow information
Interest paid	$1,180	$1,411

Issuance of capital lease obligation for equipment	$—	$203

Issuance of treasury stock	$—	$115

Income tax paid	$234	$—

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

The operating results for the first two quarters ended June 14, 2004, are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2003. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s December 29, 2003 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At June 14, 2004, there were 380 Rally’s restaurants operating in 17 different states and there were 407 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of the 787 total restaurants, 221 are owned by the Company and 566 are owned by franchisees.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) Pro forma Diluted Earnings per Share – Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, when outstanding and dilutive. Options to purchase 704,762 and 650,894 shares of common stock were not included in the computation of diluted earnings per common share for the second quarter of 2004 and 2003, respectively. These options were excluded from the calculation because the exercise price of these options was greater than the average market price in the quarter, and therefore, they are antidilutive.

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts:

(Dollars in thousands, except per share amounts)
	Quarter Ended		Two Quarters Ended
	June 14, 2004	June 16, 2003	June 14, 2004	June 16, 2003
Net income, as reported	$3,189	$4,107	$5,668	$7,326
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	555	(1,370)	65

Pro forma net income	$2,557	$4,662	$4,298	$7,391

Earnings per share:
Basic- as reported	0.26	0.34	0.47	0.60
Basic - pro forma	0.21	0.39	0.36	0.61

Diluted - as reported	0.25	0.32	0.44	0.57
Diluted - pro forma	0.20	0.36	0.33	0.57

For purposes of the proforma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	June 14, 2004	June 16, 2003
Risk-free interest rates	1.00%	1.73%
Volatility	59%	94%
Expected lives (months)	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history without any dividend payments.

The Company granted 8,335 stock options on December 30, 2003 at an exercise price of $10.47 and 150,000 on February 25, 2004 at an exercise price of $11.70 to members of the Board of Directors under the 1994 Directors Plan for Non-Employee Directors. On May 25, 2004, the Company granted 580,000 stock options to certain employees at an exercise price of $10.14 under the 2001 Stock Option Plan. On May 25, 2004, the Company also granted 125,000 stock options to members of the Board of Directors at an exercise price of $10.14 under the 1994 Directors Plan for Non-Employee Directors.

(d) Advertising Costs - The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

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

(f) Reclassifications - Certain amounts in the 2003 financial statements have been reclassified to conform to the current quarter 2004 presentation.

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

We had working capital of $4.5 million on June 14, 2004 compared to $7.3 million on December 29, 2003. The factors having the greatest impact on liquidity are cash provided by operating activities of $12.5 million, capital additions of $9.2 million, proceeds from sale of property and equipment of $3.1 million, principal payments on debt and capital leases of $2.9 million and the purchase of treasury shares of $4.6 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of June 14, 2004.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of June 14, 2004 was approximately $5.2 million. As of June 14, 2004, we have deferred gains of $3.3 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on June 14, 2004, under the captions accrued liabilities and deferred revenue for $0.4 million and $2.9 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $4.2 million and $3.5 million for the two quarters ended June 14, 2004 and June 16, 2003, respectively.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. During fiscal year 2003, the Company reversed $29.7 million of the valuation allowance against deferred tax assets. As a result, $23.5 million was recorded as a reduction of goodwill. During the quarter ended June 14, 2004, the Company recognized a previously unrecognized deferred tax asset of approximately $3.5 million which resulted in the reduction of goodwill by $0.7 million and tradename by $2.8 million.

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

Intangible assets consist of the following:

	(Dollars in thousands)
	June 14, 2004	Dec. 29, 2003
Goodwill	$—	$744
Tradename	14,767	17,548
Amortizable intangible assets	2,519	2,648

Intangible assets, net	$17,286	$20,940

Amortizable intangible assets:

	June 14, 2004			December 29, 2003
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,237	$(608)	$629	$1,237	$(570)	$667	8 years
Other intangibles	4,191	(2,301)	1,890	4,191	(2,210)	1,981	7-15 years

	$5,428	$(2,909)	$2,519	$5,428	$(2,780)	$2,648

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2004	$262
2005	251
2006	251
2007	251
2008	251

Note 5: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allows it to borrow up to $3 million, which is available through December 31, 2004. The agreement allows the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. There were no borrowings under this facility as of June 14, 2004.

Note 6: Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)	June 14, 2004	December 29, 2003
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (4.8% at June 14, 2004) secured by property and equipment.	$7,313	$8,791

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-two Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	12,243	12,754

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $73.	2,617	2,923

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $102.	2,947	3,358

Notes payable to a former Rally’s franchise owner for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.8%.	—	75

Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	20	126

Total long-term debt and obligations under capital leases	25,140	28,027

Less current installments	(2,574)	(3,071)

Long-term debt, less current maturities	$22,566	$24,956

Although we continue to be obligated, approximately $5.2 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 3).

Note 7: Acquisitions

On April 8, 2004, the Company acquired seven restaurants located in the Jacksonville, Florida market from a franchisee. The purchase price for the restaurants totaled $2.1 million, including $0.8 million in cash, $1.0 million relating to the assumption of liabilities and $0.3 million relating to the forgiveness of amounts owed by the franchisee to the Company.

Note 8: Accounting Charges and Loss Provisions

As of the quarter ended June 14, 2004, we had reserves of $5.9 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of the Company’s ultimate obligations under the related operating leases, and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. During the two quarters ended June 14, 2004, the Company made lease and other payments of $0.5 million against this reserve. The Company terminated leases for surplus sites which were negotiated for less than the contractual obligation, further reducing the reserve by approximately $148,000. The Company also increased the reserve by approximately $950,000 for closed restaurants located in Jacksonville, Florida which were acquired with seven operating restaurants. See Note 7.

We measure impairment of long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included, individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were no locations that required additional impairment charges as of June 14, 2004.

Note 9: Equity

On May 25, 2004, the shareholders approved the 2004 Stock Award Plan for Non-Employee Directors. The purpose of the 2004 Plan is to attract and retain the best available individuals to serve as independent directors to the Company. Under the terms of the 2004 Plan, the Company is authorized to grant (i) automatic, non-discretionary stock awards and (ii) stock options or shares of restricted stock that may be awarded in such amounts and with such terms and conditions as determined under the 2004 Plan. All options granted under the 2004 Plan will be non-qualified stock options that do not qualify as “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

Each Non-Employee director who is currently serving on the Company’s Board of Directors will be automatically granted a stock award annually, on the effective date of the 2004 Plan, of 10,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of the award. Each non-employee director that is elected to the Board after May 25, 2004 will be awarded annually, on the effective date of the 2004 Plan, 7,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of such award.

On May 25, 2004, the Company’s Board of Directors approved a 500,000 share increase to the 1,300,000 share Stock Repurchase Program announced on March 19, 2003, bringing the total of shares available for repurchase to 1,800,000.

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

Income tax expense for the first two quarters ended June 14, 2004 was $3.2 million. Through the quarter ended June 16, 2003, the Company recognized minimal income tax expense of $66,000. Although management is recording tax expense at an estimated effective tax rate of 36%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

During the quarter ended June 14, 2004, the Company recorded a deferred tax asset of approximately $3.5 million. This deferred tax asset is related to intangible assets arising from acquisitions prior to the merger on August 9, 1999 whose tax deductibility was deemed uncertain at the time of the acquisitions. The recognition of this tax asset correspondingly reduced the goodwill and other long-term intangible assets (Tradename) recorded at the merger date.

Note 11: Subsequent events

Subsequent to June 14, 2004, the Company repurchased 330,300 shares of its outstanding common stock for approximately $3.8 million.

On June 17, 2004, each of the five current Non-employee directors received 10,000 shares of common stock vesting immediately under the 2004 Stock Award Plan for Non-Employee Directors. Consequently, the Company will recognize non-cash compensation expense of approximately $0.5 million for the quarter ending September 6, 2004. See Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s). At June 14, 2004, there were 380 Rally’s restaurants operating in 17 different states and 407 Checkers restaurants operating in 20 different states, the District of Columbia,

Mexico and the West Bank. Of the 787 total restaurants, 221 are owned by the Company and 566 are owned by franchisees. Ten states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

		Restaurants Operating in the System
		For the Quarters Ended
	Sept. 9, 2002	Dec. 30, 2002	March 24, 2003	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004	June 14, 2004
Company-operated:
Beginning of quarter	253	248	248	242	242	242	222	222
Openings/transfers in	—	—	—	—	1	5	—	7
Closings/transfers out	(5)	—	(6)	—	(1)	(25)	—	(8)

End of quarter	248	248	242	242	242	222	222	221

Franchise:
Beginning of quarter	541	541	536	536	539	540	562	565
Openings/transfers in	7	3	2	4	2	31	3	10
Closings/transfers out	(7)	(8)	(2)	(1)	(1)	(9)	—	(9)

End of quarter	541	536	536	539	540	562	565	566

	789	784	778	781	782	784	787	787

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 14, 2004	June 16, 2003	June 14, 2004	June 16, 2003
REVENUES:
Restaurant sales	90.6%	91.6%	90.9%	91.9%
Franchise royalty revenue	8.8%	8.1%	8.8%	7.9%
Franchise fees and other income	0.6%	0.3%	0.3%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:

Restaurant food and paper costs (1)	32.1%	31.5%	31.6%	31.4%
Restaurant labor costs (1)	29.3%	29.6%	30.2%	30.0%
Restaurant occupancy expenses (1)	6.5%	6.8%	6.8%	7.1%
Restaurant depreciation and amortization (1)	3.1%	3.1%	3.3%	3.2%
Other restaurant operating expenses (1)	12.3%	12.1%	12.0%	11.9%
General and administrative expenses	7.8%	7.9%	7.7%	7.7%
Advertising (1)	6.1%	5.9%	6.0%	6.1%
Bad debt expense	0.1%	0.1%	0.1%	0.2%
Non-cash compensation	0.0%	0.1%	0.0%	0.1%
Other depreciation and amortization	0.6%	0.4%	0.6%	0.4%
Impairment of long-lived assets	0.0%	0.0%	0.0%	0.1%
Restaurant retirement costs, net	(0.6)%	0.0%	(0.3)%	0.0%
Gain on sale of assets	(0.3)%	(0.2)%	(0.3)%	(0.3)%

Total costs & expenses	88.7%	90.1%	89.3%	90.7%

Operating income	11.3%	9.9%	10.7%	9.3%

OTHER INCOME (EXPENSE):

Interest income	0.5%	0.6%	0.5%	0.6%
Interest expense	(1.1)%	(1.4)%	(1.2)%	(1.5)%

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	10.7%	9.1%	10.0%	8.4%
Minority interests in operations of joint ventures	0.0%	0.0%	0.0%	0.0%

Income before income tax expense and cumulative effect of a change in accounting principle	10.7%	9.1%	10.0%	8.4%
Income tax expense	3.7%	(0.2)%	3.6%	0.1%

Income before cumulative effect of a change in accounting principle	7.0%	8.9%	6.4%	8.3%
Cumulative effect of change in accounting principle - net of income tax effect	0.0%	0.0%	0.0%	(0.1)%

Net income	7.0%	8.9%	6.4%	8.2%

(1)	As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended June 14, 2004 and Quarter Ended June 16, 2003

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $45.6 million for the quarter ended June 14, 2004, compared to $46.0 million for the quarter ended June 16, 2003.

Restaurant Sales

Company-owned restaurant sales decreased by $0.9 million for the quarter ended June 14, 2004 to $41.3 million compared to $42.2 million for the same quarter last year. This decrease was primarily due to a net reduction of 21 restaurants since the second quarter of last year, partially offset by same-store sales growth of 8.3% for the second quarter ended June 14, 2004.

Franchise Royalty Revenue

Franchise royalties increased by $0.3 million in the second quarter of 2004, to $4.0 million, primarily due to an increase of 27 franchise restaurants comprised mainly of the sale of company-owned restaurants to franchisees. In addition, royalties for the quarter increased due to a same-store sales improvement of 4.9% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $13.3 million or 32.1% of restaurant sales for the quarter ended June 14, 2004 compared with 31.5% of restaurant sales in the same quarter of 2003. The increase in these costs, as a percentage of restaurant sales, was primarily due to increased prices of beef and cheese relative to the same quarter a year ago.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $12.1 million or 29.3% of restaurant sales for the quarter ended June 14, 2004 compared with $12.5 million or 29.6% for the quarter ended June 16, 2003. The decrease in restaurant labor costs was primarily due to the net reduction of 21 restaurants since the same quarter last year, while the decrease in costs as a percentage of restaurant sales, was due primarily due to an increase in same store sales for the quarter.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.7 million or 6.5% of restaurant sales in the second quarter of 2004 compared with $2.9 million or 6.8% of restaurant sales for the quarter ended June 16, 2003. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales as well as the sale of company-owned restaurants to franchisees during the fourth quarter of 2003 for which rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.3 million or 3.1% of restaurant sales for the second quarter of both 2004 and 2003. The net decrease of company-owned restaurants’ assets was offset by depreciation on $18.5 million of capital additions and restaurant assets acquired since June 16, 2003.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $5.1 million, or 12.3% of restaurant sales for the quarter ended June 14, 2004 compared with $5.1 million or 12.1% of restaurant sales for the quarter ended June 16, 2003. Repairs and maintenance decreased to 3.1% as a percentage of restaurant sales for 2004 compared to 3.4% for the same quarter of 2003. Utilities remained constant at 4.7% as a percentage of restaurant sales. Other costs in this category increased to 4.5% as a percentage of restaurant sales for the quarter ended June 14, 2004 relative to 4.0% for the same quarter one year ago.

General and Administrative Expenses

General and administrative expenses were $3.6 million, or 7.8% of total revenues for the quarter ended June 14, 2004 compared to $3.7 million, or 7.9% of total revenues for the first quarter of 2003. These expenses decreased due primarily to a decrease in consulting costs relative to the second quarter of 2003.

Advertising

Advertising expense was $2.5 million or 6.1% of restaurant sales for the quarter ended June 14, 2004 compared to $2.5 million, or 5.9% of restaurant sales for the quarter ended June 16, 2003. The increase in expense as a percentage of restaurant sales was attributable to motor sports initiatives, local sport affiliations and other promotional campaigns which contributed to same store sales increases for the quarter.

Restaurant Retirement Costs

During the second quarter of 2004, the Company recognized gains of $0.3 million for the termination of two leases which were negotiated for less than the contractual obligation.

Gain on Sale of Assets

During the second quarter of 2004 and 2003, the Company recognized gains of $0.1 million from the sale of assets. These gains were primarily due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000, the divestiture of eight Atlanta restaurants recognized during the second quarter of 2004 and the gain on the sale of one modular building sold in the second quarter of 2003.

Income Tax

Income tax expense of $1.7 million for the quarter ended June 14, 2004 is $1.7 million. Although management is recording tax expense at an estimated effective tax rate of 36%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Comparison of Historical Results – Two Quarters Ended June 14, 2004 and Two Quarters Ended June 16, 2003

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $88.6 million for the two quarters ended June 14, 2004, compared to $89.1 million for the two quarters ended June 16, 2003.

Restaurant Sales

Restaurant sales decreased by $1.3 million for the two quarters ended June 14, 2004 to $80.6 million compared to $81.9 million for the same two quarters last year. This decrease was primarily due to a net reduction of 21 company-owned restaurants since June 16, 2003, partially offset by same-store sales growth of 8.2% for the first two quarters ended June 14, 2004.

Franchise Royalty Revenue

Franchise royalties increased by $0.8 million in the first half of 2004, to $7.8 million, primarily due to an increase of 27 franchise restaurant locations comprised mainly of the sale of company-owned restaurants to franchisees. In addition, royalties for the first two quarters increased due to a same-store sales improvement of 5.2% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $25.4 million or 31.6% of restaurant sales for the two quarters ended June 14, 2004 compared with $25.7 million or 31.4% for the first half of 2003. The slight increase in these costs, as a percentage of restaurant sales, was primarily due to increased beef and cheese prices.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $24.3 million or 30.2% of restaurant sales for the two quarters ended June 14, 2004 compared with $24.5 million or 30.0% of restaurant sales for the two quarters ended June 16, 2003. The slight increase in restaurant labor costs, as a percentage of restaurant sales, was due to an increase in workers compensation expense and the costs associated with new incentive programs which we believe were instrumental in driving sales volume during 2004.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $5.4 million or 6.8% of restaurant sales in the first two quarters of 2004 compared with $5.8 million or 7.1% of restaurant sales for the two quarters ended June 16, 2003. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales as well as the sale of company-owned restaurants to franchisees during the fourth quarter of 2003 whose rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $2.7 million or 3.3% of restaurant sales for the first two quarters of 2004 compared to $2.6 million or 3.2% of restaurant sales for the first two quarters of 2003. The net increase was primarily due to depreciation on $18.5 million of capital additions and restaurant assets acquired since June 16, 2003, partially offset by the sale of company owned restaurants assets.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $9.6 million, or 12.0% of restaurant sales for the two quarters ended June 14, 2004 compared with $9.8 million, or 11.9% of restaurant sales for the two quarters ended June 16, 2003. Repairs and maintenance decreased to 3.0% as a percentage of restaurant sales for 2004 compared to 3.4% for the same quarters of 2003. Utilities increased slightly to 4.8% as a percentage of restaurant sales compared to 4.6%. Other costs in this category increased to 4.2% as a percentage of restaurant sales for the first two quarters ended June 14, 2004 relative to 3.9% for the same quarters one year ago.

Advertising

Advertising expense was $4.8 million or 6.0% of restaurant sales for the two quarters ended June 14, 2004 compared to $5.0 million, or 6.1% of restaurant sales for the quarters ended June 16, 2003. The decrease was due primarily to increased same store sales leverage, as well as a net reduction of 21 Company-owned restaurants since June 16, 2003.

Restaurant Retirement Costs

During the first two quarters of 2004, the Company recognized gains of $0.3 million for the termination of two leases which were negotiated for less than the contractual obligation.

Gain on Sale of Assets

During the first two quarters of both 2004 and 2003, the Company recognized gains of $0.3 million from the sale of assets. These gains were primarily due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000, gain on the divestiture of eight Atlanta restaurants recognized during the second quarter of 2004 and the gain on the sale of one modular building sold in the second quarter of 2003.

Income Tax

Income tax expense of $3.2 million for the first half of 2004 is based on the estimated effective federal and state tax rate of 36%. Although management is recording tax expense at an estimated effective tax rate of 36%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

We had working capital of $4.5 million on June 14, 2004 compared to $7.3 million on December 29, 2003. Cash and cash equivalents decreased $0.5 million to $13.1 million since the fiscal year ended December 29, 2003. Cash flow provided by operating activities was $12.5 million compared to $7.7 million for the same two quarters last year. Current year cash flows are attributable to current profits and a decrease in prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities and an increase in receivables.

Cash flow used for investing activities was $6.1 million relating primarily to capital expenditures of $8.3 million for restaurant level renovations and technology enhancements company-wide as well as $0.8 million for the acquisition of seven restaurants in Jacksonville, Florida. These expenditures were partially offset by proceeds of $3.0 million from the sale of restaurants and other capital assets.

Cash used for financing activities was $6.9 million. The most significant activities were principal payments of $2.9 million on our debt and capital lease obligations, purchase of treasury shares of $4.6 million and an increase in restricted cash of $0.3 million. These outlays were partially offset from the receipt of $0.9 million for the issuance of common stock from the exercise of stock options through June 14, 2004.

Capital expenditures for fiscal 2004 are expected to total $20 million. These expenditures include the development of new restaurants, the remodeling of existing restaurants as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of June 14, 2004, the expected cash provided from operations, and the available $3 million credit facility with U.S. Bancorp Equipment Finance, Inc. will be sufficient to meet our working capital and capital expenditure requirements for the remainder of fiscal 2004.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of June 14, 2004.

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of June 14, 2004 was approximately $5.2 million. We have remaining deferred gains of $3.3 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the June 14, 2004 balance sheet under the captions accrued liabilities and deferred revenues for $0.4 million and $2.9 million, respectively and will be recognized over the next 16 years. Additionally, the Company has remaining deferred gains of approximately $0.5 million, as of June 14, 2004, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 6 years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were no locations that required additional impairment charges as of June 14, 2004.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24.2 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. The Company recorded an adjustment to goodwill in fiscal 2003 of $23.5 million, reducing goodwill to $0.7 million in conjunction with the reduction to the valuation allowance on net deferred tax assets. During the quarter ended June 14, 2004, the Company recognized a previously unrecognized deferred tax asset of approximately $3.5 million which resulted in the reduction of goodwill by the remaining $0.7 million and a reduction of tradename by $2.8 million.

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

Allowance for doubtful receivables - Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $3.0 million, or $7.6 million net of bad debt allowances of $4.6 million, as of June 14, 2004.

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

Accounting for income taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. As of June 14, 2004 the Company has approximately $57.9 million of the net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $32.4 million.

Self Insurance – The Company is partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $3.8 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET R ISK

Interest rate and foreign exchange rate fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 4.8% to 16.4%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to in the foreseeable future.

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

Reciprocal motions for attorney fees also remain pending in the state court. On December 17, 2003, the trial court entered an order awarding Tampa Checkmate attorney fees in the amount of $153,285. Tampa Checkmate has moved for reconsideration of the December 17, 2003 order. Tampa Checkmate’s motion for reconsideration and the Company’s motion for attorney fees against Gagne remain pending.

On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., as noted above, the bankruptcy filing stayed the Company’s claim against Tampa Checkmate to collect the promissory note. Subject to the execution of a written agreement and the approval of the Bankruptcy Court supervising Tampa Checkmate Food Services, Inc. bankruptcy proceedings, the Company has reached a settlement of all remaining issues arising from the litigation between the Company and Tampa Checkmate Food Services, Inc., Robert Gagne, and Checkmate Food Services, Inc.. All claims against the Company will be released in return for the payment to the bankruptcy estate of Tampa Checkmate Food Services, Inc. of $213,244 payable in installments of $150,000 upon execution of the settlement agreement and $63,244 on or before September 7, 2004. While the Company believes the parties will agree to the terms of a written settlement agreement and that the settlement will be approved by the Bankruptcy Court, no definitive assurances can be given.

Suncheck X, Inc. and Executive Restaurant Management, Inc. v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. The case was filed October 25, 2001, and is before the American Arbitration Association, Tampa, Florida. The Claimants seek undisclosed damages under contract and tort theories. This arbitration is subject to the outcome of a lawsuit filed by Checkers Drive-In Restaurants, Inc. in the Circuit Court for the Thirteenth Judicial Circuit, Hillsborough County, Florida now on appeal to disqualify Claimants’ counsel based on conflict of interest. Checkers Drive-In Restaurants, Inc. is defending the proceedings and vigorously denies the allegations set forth in the complaint.

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

ITEM 2. CH ANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period 5 (4/20/04 - 5/17/04)	101,600	$10.03	804,967	995,033
Period 6 (5/18/04 - 6/14/04)	342,400	$10.60	1,147,367	652,633

All purchases noted above were made under the 1,300,000 share Stock Repurchase Program disclosed March 19, 2003 and subsequently increased to 1,800,000 shares by the Board of Directors on May 25, 2004.

Subsequent to June 14, 2004, the Company repurchased 330,300 shares of its outstanding common stock for approximately $3.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders for fiscal 2004 on May 25, 2004. The following matters were voted upon at the meeting: the election of Terry N. Christensen and Willie D. Davis as directors to serve until the annual shareholders meeting in 2007, appointment of KPMG LLP as our independent auditors for fiscal 2004 and ratification of the Company’s 2004 Stock Award Plan for Non-Employee Directors. All matters were voted on and approved by shareholders.

The following are the total number of votes cast for, against, withheld, abstentions, and non-votes as to the matters set forth above:

	For	Against/ Withheld	Abstentions	Broker Non-votes
The election of Terry N. Christensen	7,395,025	1,887,438	—	—
The election of Willie D. Davis	7,475,832	1,806,631	—	—
The ratification and approval of the appointment of KPMG LLP as our independent registered public accounting firm.	7,395,025	794,261	13,125	1,080,052
The ratification and approval of the 2004 Stock Award Plan for Non-Employee Directors	2,700,362	2,209,606	182,269	4,190,226

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 23, 2004.
**	31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 23, 2004.
**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 23, 2004.
**	32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 23, 2004.

**	Filed electronically herewith

(b)	Reports on 8-K:

The	following reports on Form 8-K were filed during the quarter covered by this report:

On April 15, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. to announce 2004 Fiscal First Quarter Earnings”.

On April 16, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Teams up with Cure Autism Now Foundation Checkers/Rally’s sponsors Team CAN and offers collectible cup”

On April 22, 2004, Checkers Drive-In Restaurants, Inc. Reports First Quarter 2004 Earnings.

On May 13, 2004, the Company issued a news release entitled “Checkers ® / Rally’s ® Honored at the 2004 Business Awards (SM) Company received Stevie ™ Award for Best Human Resources Executive; also named finalist in four categories”

On May 17, 2004, the Company issued a news release entitled “Checkers ® / Rally’s ® Award-winning ‘You Gotta Eat (SM)’ Advertising Adds Fresh Twist”.

On May 27, 2004, the Company issued a news release entitled “Checkers ® / Rally’s ® Raises Awareness at Indianapolis 500 ® Double Drive-Thru Chain Expands its ‘Official Burger’ Activities – Presents $100,000 to Cure Autism Now Foundation”.

On May 27, 2004, the Company issued a news release entitled “Checkers Announces Increase To Stock Repurchase”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: July 23, 2004	By:	/s/ S. Patric Plumley
Treasurer and Chief Financial Officer