Form 10-Q
period 2004-09-06
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2004-10-18
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2004

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

The Registrant had 11,342,805 shares of Common Stock, par value $.001 per share, outstanding as of September 6, 2004 (excludes 1,418,400 shares held in treasury).

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets September 6, 2004 and December 29, 2003	3

	Consolidated Statements of Income and Comprehensive Income for the Quarters ended September 6, 2004 and September 8, 2003 and for the Three Quarters ended September 6, 2004 and September 8, 2003	4

	Consolidated Statements of Cash Flows Three Quarters ended September 6, 2004 and September 8, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 6, 2004	December 29, 2003
Current Assets:
Cash and cash equivalents	$7,498	$13,566
Accounts, notes and leases receivable, net	3,346	3,182
Inventory	847	1,112
Prepaid rent	465	1,522
Deferred income tax assets	3,562	3,585
Property and equipment held for sale	1,027	1,313
Other current assets	668	498

Total current assets	17,413	24,778

Restricted cash	4,429	4,141
Property and equipment, net	52,895	47,270
Notes receivable, net - less current portion	5,051	4,325
Leases receivable, net - less current portion	4,685	5,371
Intangible assets, net	17,231	20,940
Deferred income tax assets	20,665	21,104
Other assets	1,228	1,506

	$123,597	$129,435

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$2,172	$3,071
Accounts payable	4,299	5,110
Reserves for restaurant relocations and abandoned sites	1,056	999
Accrued wages and benefits	2,481	2,166
Accrued self insurance	931	1,327
Accrued liabilities	6,034	4,832

Total current liabilities	16,973	17,505

Long-term debt, less current maturities	16,678	19,974
Obligations under capital leases, less current maturities	4,370	4,982
Long-term reserves for restaurant relocations and abandoned sites	4,529	4,602
Deferred revenue	3,548	4,249
Accrued self insurance	3,763	3,366
Other long-term liabilities	1,166	1,290

Total liabilities	51,027	55,968

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at September 6, 2004 and December 29, 2003	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,761,205 at September 6, 2004 and 12,541,588 at December 29, 2003	13	12
Additional paid-in capital	149,448	147,733
Accumulated deficit	(63,274)	(70,583)

	86,187	77,162
Less: Treasury stock, 1,418,400 shares at September 6, 2004 500,000 shares at December 29, 2003, at cost	(13,617)	(3,695)

Total stockholders’ equity	72,570	73,467

	$123,597	$129,435

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 6, 2004	September 8, 2003	September 6, 2004	September 8, 2003
REVENUES:
Restaurant sales	$40,653	$39,405	$121,209	$121,284
Franchise royalty revenue	3,911	3,584	11,675	10,607
Franchise fees and other income	411	17	730	201

Total revenues	44,975	43,006	133,614	132,092

COSTS AND EXPENSES:
Restaurant food and paper costs	13,265	12,397	38,698	38,109
Restaurant labor costs	11,710	12,355	36,014	36,903
Restaurant occupancy expenses	2,351	2,766	7,708	8,526
Restaurant depreciation and amortization	1,611	1,360	4,273	3,951
Other restaurant operating expenses	5,545	5,434	15,215	15,261
General and administrative expenses	3,405	2,955	10,285	9,846
Advertising	2,510	2,819	7,318	7,820
Bad debt expense	57	51	170	267
Non-cash compensation	544	—	544	46
Other depreciation and amortization	273	192	807	568
Impairment of long lived assets	—	131	—	196
Restaurant retirement costs, net	101	(123)	(207)	(91)
Loss/(Gain) on sale of assets, net	265	(186)	10	(449)

Total costs and expenses	41,637	40,151	120,835	120,953

Operating income	3,338	2,855	12,779	11,139
OTHER INCOME (EXPENSE):
Interest income	233	260	698	795
Interest expense	(569)	(553)	(1,630)	(1,892)

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	3,002	2,562	11,847	10,042
Minority interests in operations of joint ventures	—	(54)	—	(91)

Income before income tax expense and cumulative effect of a change in accounting principle	3,002	2,508	11,847	9,951
Income tax expense	1,361	—	4,538	66

Income before cumulative effect of a change in accounting principle	1,641	2,508	7,309	9,885
Cumulative effect of a change in accounting principle - net of income tax effect	—	—	—	(51)

Net income	$1,641	$2,508	$7,309	$9,834

Comprehensive income	$1,641	$2,508	$7,309	$9,834

Basic net earnings per share	$0.14	$0.21	$0.62	$0.82

Diluted net earnings per share	$0.13	$0.20	$0.58	$0.76

Weighted average number of common shares outstanding:
Basic	11,440	11,871	11,859	12,048
Diluted	12,228	12,827	12,654	12,872

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Quarters Ended
	September 6, 2004	September 8, 2003
Cash flows from operating activities:
Net income	$7,309	$9,834
Adjustments to reconcile net earnings to cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	51
Deferred income tax expense	4,036	—
Income tax effect of exercise of options	284	—
Depreciation and amortization	5,080	4,519
Amortization of deferred loan costs	69	127
Impairment of long-lived assets	—	196
Bad debt expense	170	267
Non-cash compensation	544	46
Loss/(Gain) on sale of assets	10	(449)
Minority interest in operations of joint ventures	—	91
Change in assets and liabilities:
Increase in receivables	(708)	(339)
Decrease (increase) in inventory	244	(143)
Decrease in prepaid expenses and other current assets	673	891
Decrease (increase) in other assets	146	(28)
Decrease in accounts payable	(814)	(1,917)
Increase (decrease) in accrued liabilities	45	(2,140)

Net cash provided by operating activities	17,088	11,006

Cash flows from investing activities:
Capital expenditures	(12,472)	(8,233)
Acquisitions of restaurants and equity interests	(815)	(200)
Proceeds from sale of property and equipment	4,259	711

Net cash used in investing activities	(9,028)	(7,722)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(4,807)	(2,264)
Increase in restricted cash	(288)	(319)
Proceeds from exercise of stock options and warrants	889	1,121
Purchase of treasury stock	(9,922)	(4,236)
Repayment of note receivable - officer	—	67
Distributions to minority interests	—	(59)

Net cash used in financing activities	(14,128)	(5,690)

Net decrease in cash	(6,068)	(2,406)
Cash at beginning of period	13,566	14,323

Cash at end of period	$7,498	$11,917

Supplemental disclosures of cash flow information
Interest paid	$1,774	$2,016

Issuance of capital lease obligation for equipment	$—	$203

Issuance of treasury stock	$—	$(115)

Income tax paid	$251	$—

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., its wholly-owned subsidiaries collectively referred to as “the Company.” The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included, and all adjustments were of a normal and recurring nature.

The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which typically consists of four 4-week periods. The fourth quarter of 2004 will consist of three four week periods and one five week period ending January 3, 2005.

The operating results for the first three quarters ended September 6, 2004 are not necessarily an indication of the results that may be expected for the fiscal year ending January 3, 2005. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2003. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s December 29, 2003 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At September 6, 2004, there were 375 Rally’s restaurants operating in 17 different states and there were 416 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of the 791 total restaurants, 210 are operated by the Company and 581 are operated by franchisees.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) Pro forma Diluted Earnings per Share – Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, when outstanding and dilutive. Options to purchase 664,973 and 641,428 shares of common stock were not included in the computation of diluted earnings per common share for the third quarter of 2004 and 2003, respectively. These options were excluded from the calculation because the exercise price of these options was greater than the average market price in the quarter, and therefore, they are antidilutive.

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been adjusted to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended		Three Quarters Ended
	September 6, 2004	September 8, 2003	September 6, 2004	September 8, 2003
Net income, as reported	$1,641	$2,508	$7,309	$9,834
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(1,413)	(1,678)	(1,347)

Pro forma net income	$1,333	$1,095	$5,631	$8,487

Earnings per share:
Basic - as reported	0.14	0.21	0.62	0.82
Basic - pro forma	0.12	0.09	0.47	0.70

Diluted - as reported	0.13	0.20	0.58	0.76
Diluted - pro forma	0.11	0.09	0.44	0.66

For purposes of the proforma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	September 6, 2004	September 8, 2003
Risk-free interest rates	1.43%	1.01%
Volatility	52%	73%
Expected lives (months)	48	48

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

We had working capital of $0.4 million on September 6, 2004 compared to $7.3 million on December 29, 2003. The factors decreasing liquidity are capital additions of $12.5 million, principal payments on debt and capital leases of $4.8 million and the purchase of treasury shares of $9.9 million, while the factors increasing liquidity are cash provided by operating activities of $17.1 million and proceeds from the sale of property and equipment of $4.3 million,

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of September 6, 2004.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of September 6, 2004 was approximately $5.1 million. As of September 6, 2004, we have deferred gains of $3.2 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on September 6, 2004, under the captions accrued liabilities and deferred revenue for $0.4 million and $2.8 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $6.3 million and $5.3 million for the three quarters ended September 6, 2004 and September 8, 2003, respectively.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. During fiscal year 2003, the Company reversed $29.7 million of the valuation allowance against deferred tax assets. As a result, $23.5 million was recorded as a reduction of goodwill. During the quarter ended June 14, 2004, the Company identified an unrecognized deferred tax asset of approximately $3.5 million which resulted in the reduction of goodwill by $0.7 million and tradename by $2.8 million.

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

Intangible assets consist of the following:

(Dollars in thousands)

	September 6, 2004	December 29, 2003
Goodwill	$—	$744
Tradename	14,767	17,548
Amortizable intangible assets	2,464	2,648

Intangible assets, net	$17,231	$20,940

Amortizable intangible assets:

	September 6, 2004			December 29, 2003
	Gross Amount	Accum Amount	Net	Gross Amount	Accum Amount	Net	Estimated Lives
Reacquired franchise rights	$1,237	$(623)	$614	$1,237	$(570)	$667	8 years
Other intangibles	4,191	(2,341)	1,850	4,191	(2,210)	1,981	7-15 years

	$5,428	$(2,964)	$2,464	$5,428	$(2,780)	$2,648

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2004	$268
2005	251
2006	251
2007	251
2008	251

Note 5: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allows it to borrow up to $3.0 million, which is available through December 31, 2004. The agreement allows the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. There were no borrowings under this facility as of September 6, 2004.

Note 6: Long-term debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	September 6, 2004	December 29, 2003
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.19% at September 6, 2004) secured by property and equipment.	$6,338	$8,791
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-two Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,707	12,754
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $73.	2,498	2,923
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $102.	2,657	3,358
Notes payable to a former Rally’s franchise owner for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.8%.	—	75
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	20	126

Total long-term debt and obligations under capital leases	23,220	28,027
Less current installments	(2,172)	(3,071)

Long-term debt, less current maturities	$21,048	$24,956

Although we continue to be obligated, approximately $5.1 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 3).

Note 7: Accounting Charges and Loss Provisions

As of the quarter ended September 6, 2004, we had established reserves for restaurant relocations and abandoned sites of $5.6 million. These reserves represent management’s estimate of the Company’s ultimate obligations under the related operating leases, and is reviewed and adjusted periodically, as more information becomes available related to our ability to sublease, assign or terminate our obligations under the leases. During the three quarters ended September 6, 2004, the Company made lease and other payments of $0.8 million against this reserve. The Company terminated leases for surplus sites which were negotiated for less than the contractual obligation, further reducing the reserve by approximately $148,000. The Company also increased the reserve by approximately $950,000 for closed restaurants located in Jacksonville, Florida which were acquired with seven operating restaurants during the second quarter of 2004.

We measure impairment of long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were no locations that required additional impairment charges as of September 6, 2004.

Note 8: Equity

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

Each Non-Employee director who is currently serving on the Company’s Board of Directors will be automatically granted a stock award annually, on the effective date of the 2004 Plan, of 10,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of the award. Each non-employee director that is elected to the Board of Directors after May 25, 2004 will be awarded annually, on the effective date of the 2004 Plan, 7,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of such award. The first stock grant took place on June 17, 2004, with the five Non-Employee directors each receiving 10,000 shares of stock at $10.87 per share, resulting in non-cash compensation expense in the third quarter 2004 of $0.5 million.

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

Income tax expense for the three quarters ended September 6, 2004 was $4.5 million. Through the quarter ended September 8, 2003, the Company recognized income tax expense of $66,000. Although management is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

During the quarter ended June 14, 2004, the Company identified an unrecognized deferred tax asset of approximately $3.5 million which resulted in the reduction of goodwill by $0.7 million and tradename by $2.8 million. This deferred tax asset is related to intangible assets arising from acquisitions prior to the merger on August 9, 1999 whose tax deductibility was deemed uncertain at the time of the acquisitions.

Note 10: Subsequent events

Subsequent to September 6, 2004, the Company repurchased 178,200 shares of its outstanding common stock under the Stock Repurchase Program announced on March 19, 2003 for approximately $2.0 million. On October 12, 2004, the Company announced the conclusion of its Stock Repurchase Program publicly announced on March 19, 2003, and subsequently amended and increased by the Board of Directors on May 27, 2004. On October 12, 2004, the Company also announced that the Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase up to 1,200,000 shares of its common stock from time to time in open market or in privately negotiated block purchase transactions.

On September 10, 2004, the Company completed a collateral exchange in which the land on three operating properties was exchanged for three surplus properties. The Company is currently by reviewing the proper accounting for the exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s). At September 6, 2004, there were 375 Rally’s restaurants operating in 17 different states and 416 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 791 total restaurants, 210 are operated by the Company and 581 are operated by franchisees. Ten states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

(ii) The fact that we anticipate the need to continue the improvement in same store sales if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our advertising and promotion efforts and the success of other operating and training initiatives, all of which are speculative.

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

Restaurants Operating in the System

For the Quarters Ended

	Dec. 30, 2002	March 24, 2003	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004	June 14, 2004	Sept. 6, 2004
Company-operated:
Beginning of quarter	248	248	242	242	242	222	222	221
Openings/transfers in	—	—	—	1	5	—	7	2
Closings/transfers out	—	(6)	—	(1)	(25)	—	(8)	(13)

End of quarter	248	242	242	242	222	222	221	210

Franchise:
Beginning of quarter	541	536	536	539	540	562	565	566
Openings/transfers in	3	2	4	2	31	3	10	15
Closings/transfers out	(8)	(2)	(1)	(1)	(9)	—	(9)	—

End of quarter	536	536	539	540	562	565	566	581

	784	778	781	782	784	787	787	791

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Three Quarters Ended
	Sept. 6, 2004	Sept.8, 2003	Sept. 6, 2004	Sept.8, 2003
REVENUES:
Restaurant sales	90.4%	91.6%	90.7%	91.8%
Franchise royalty revenue	8.7%	8.3%	8.7%	8.0%
Franchise fees and other income	0.9%	0.1%	0.6%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	32.6%	31.5%	31.9%	31.4%
Restaurant labor costs (1)	28.8%	31.4%	29.7%	30.4%
Restaurant occupancy expenses (1)	5.8%	7.1%	6.4%	7.0%
Restaurant depreciation and amortization (1)	4.0%	3.5%	3.5%	3.3%
Other restaurant operating expenses (1)	13.6%	13.8%	12.6%	12.6%
General and administrative expenses	7.6%	6.9%	7.7%	7.5%
Advertising (1)	6.2%	7.2%	6.0%	6.4%
Bad debt expense	0.1%	0.1%	0.1%	0.2%
Non-cash compensation	1.2%	0.0%	0.4%	0.0%
Other depreciation and amortization	0.6%	0.4%	0.6%	0.4%
Impairment of long-lived assets	0.0%	0.3%	0.0%	0.1%
Restaurant retirement costs, net	0.2%	(0.3)%	(0.2)%	(0.1)%
Loss/(Gain) on sale of assets	0.6%	(0.4)%	0.0%	(0.3)%

Total costs & expenses	92.6%	93.4%	90.4%	91.6%

Operating income	7.4%	6.6%	9.6%	8.4%

OTHER INCOME (EXPENSE):
Interest income	0.5%	0.6%	0.5%	0.6%
Interest expense	(1.3)%	(1.3)%	(1.2)%	(1.4)%

Income before minority interest, income tax expense and cumulative effect of a change in accounting principle	6.6%	5.9%	8.9%	7.6%
Minority interests in operations of joint ventures	0.0%	(0.1)%	0.0%	(0.1)%

Income before income tax expense and cumulative effect of a change in accounting principle	6.6%	5.8%	8.9%	7.5%
Income tax expense	3.0%	0.0%	3.4%	0.0%

Income before cumulative effect of a change in accounting principle	3.6%	5.8%	5.5%	7.5%
Cumulative effect of change in accounting principle - net of income tax effect	0.0%	0.0%	0.0%	(0.1)%

Net income	3.6%	5.8%	5.5%	7.4%

(1)	As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended September 6, 2004 and Quarter Ended September 8, 2003

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $45.0 million for the quarter ended September 6, 2004, compared to $43.0 million for the quarter ended September 8, 2003.

Restaurant Sales

Company-owned restaurant sales increased by $1.3 million for the quarter ended September 6, 2004 to $40.7 million compared to $39.4 million for the same quarter last year. This increase was primarily due to same-store sales growth of 15.3% for the third quarter ended September 6, 2004, partially offset by a net reduction of 32 Company-owned restaurants since the third quarter of last year.

Franchise Royalty Revenue

Franchise royalties increased by $0.3 million in the third quarter of 2004, to $3.9 million, primarily due to an increase of 41 franchise restaurants comprised mainly of the sale of Company-owned restaurants to franchisees. In addition, royalties for the quarter increased due to a same-store sales improvement of 8.4% at franchise restaurants.

Franchise Fees

Franchise fees and other income for the third quarter of 2004 were $411,000 as compared to $17,000 for the same quarter of 2003. The increase is attributable primarily to franchise fees collected for the sale of twelve Atlanta restaurants to a franchisee.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $13.3 million or 32.6% of restaurant sales for the quarter ended September 6, 2004 compared with 31.5% of restaurant sales in the same quarter of 2003. The increase in these costs, as a percentage of restaurant sales, was primarily due to increased prices of beef and cheese relative to the same quarter a year ago.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $11.7 million or 28.8% of restaurant sales for the quarter ended September 6, 2004 compared with $12.4 million or 31.4% for the quarter ended September 8, 2003. The decrease in restaurant labor costs was primarily due to the net reduction of 32 restaurants since the same quarter last year and a decrease in health insurance costs during the current year. A reduction in workers’ compensation costs also contributed to lower restaurant labor costs during the third quarter of 2004. The decrease in labor costs as a percentage of sales was primarily due to increased same store sales leverage.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.4 million or 5.8% of restaurant sales in the third quarter of 2004 compared with $2.8 million or 7.1% of restaurant sales for the quarter ended September 8, 2003. The decrease in restaurant occupancy expense is due primarily to the sale of 41 restaurants to franchisees since the third quarter of 2003.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.6 million or 4.0% of restaurant sales for the third quarter of 2004 and $1.4 or 3.5% of restaurant sales for the third quarter of 2003. The net increase was primarily due to depreciation on $19.3 million of capital additions and restaurant assets acquired since September 8, 2003, partially offset by the sale of Company-owned restaurants’ assets.

Other Restaurant Operating Expenses

Other restaurant operating expenses includes utilities, repairs and maintenance and other costs. These expenses totaled $5.5 million, or 13.6% of restaurant sales for the quarter ended September 6, 2004 compared with $5.4 million or 13.8% of restaurant sales for the quarter ended September 8, 2003. Repairs and maintenance increased to 3.9% as a percentage of restaurant sales for 2004 compared to 3.8% for the same quarter of 2003. Utilities decreased to 5.3% for the third quarter of 2004 as a percentage of restaurant sales compared to 5.4% for the same quarter last year. Other costs in this category decreased to 4.4% as a percentage of restaurant sales for the quarter ended September 6, 2004 relative to 4.6% for the same quarter one year ago.

General and Administrative Expenses

General and administrative expenses were $3.4 million, or 7.6% of total revenues for the quarter ended September 6, 2004 compared to $3.0 million, or 6.9% of total revenues for the third quarter of 2003. This increase in expense reflects the prior year recovery of reserves relating to a legal settlement and other legal matters.

Advertising

Advertising expense was $2.5 million or 6.2% of restaurant sales for the quarter ended September 6, 2004 compared to $2.8 million, or 7.2% of restaurant sales for the quarter ended September 8, 2003. The decrease in expense is attributable to 32 fewer restaurants during the third quarter of 2004 verses the same quarter of 2003. As a percentage of restaurant sales, the decrease was attributable to the increase in same store sales and the sale of the restaurants in the California market to a franchisee in the fourth quarter of 2003, which incurred higher advertising expenses than the company average.

Non-Cash Compensation

Non-cash compensation expense in the third quarter of 2004 of $0.5 million was incurred for the issuance of 50,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on June 17, 2004 at $10.87 per share.

Loss/Gain on Sale of Assets

During the third quarter of 2004, the Company recognized a loss of $0.3 million due to the sale of twelve Atlanta locations to a franchisee and the disposal of assets related, in large part, to the remodeling of restaurants in the Indianapolis and New Orleans markets. The loss was partially offset by the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000.

Income Tax

Income tax expense for the quarter ended September 6, 2004 is $1.4 million. Although the Company is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Comparison of Historical Results – Three Quarters Ended September 6, 2004 and Three Quarters Ended September 8, 2003

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $133.6 million for the three quarters ended September 6, 2004, compared to $132.1 million for the three quarters ended September 8, 2003.

Restaurant Sales

Restaurant sales decreased by $0.1 million for the three quarters ended September 6, 2004 to $121.2 million compared to $121.3 million for the same three quarters last year. This decrease was primarily due to a net reduction of 32 Company-owned restaurants since September 8, 2003, mostly offset by same-store sales growth of 10.8% for the first three quarters ended September 6, 2004.

Franchise Royalty Revenue

Franchise royalties increased by $1.1 million in the first three quarters of 2004, to $11.7 million, primarily due to a net increase of 41 franchise restaurant locations comprised mainly of the sale of Company-owned restaurants to franchisees. In addition, royalties for the first three quarters increased due to a same-store sales improvement of 6.8% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $38.7 million or 31.9% of restaurant sales for the three quarters ended September 6, 2004 compared with $38.1 million or 31.4% for the same three quarters of 2003. The increase in these costs, as a percentage of restaurant sales, was primarily due to increased beef and cheese prices.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $36.0 million or 29.7% of restaurant sales for the three quarters ended September 6, 2004 compared with $36.9 million or 30.4% of restaurant sales for the three quarters ended September 8, 2003. The decrease in restaurant labor costs was primarily due to the net reduction of 32 restaurants since September 8, 2003, while the decrease in costs as a percentage of restaurant sales was due primarily to increase in same store sales for the three quarters ended September 6, 2004.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $7.7 million or 6.4% of restaurant sales in the first three quarters of 2004 compared with $8.5 million or 7.0% of restaurant sales for the three quarters ended September 8, 2003. The decrease in restaurant occupancy expense for the three quarters this year compared to the three quarters last year is due to the sale of Company-owned restaurants to franchisees during the fourth quarter of 2003 and the second quarter of 2004.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $4.3 million or 3.5% of restaurant sales for the first three quarters of 2004 compared to $4.0 million or 3.3% of restaurant sales for the first three quarters of 2003. The net increase was primarily due to depreciation on $19.3 million of capital additions and restaurant assets acquired since September 8, 2003, partially offset by the sale of Company-owned restaurants’ assets.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $15.2 million, or 12.6% of restaurant sales for the three quarters ended September 6, 2004 compared with $15.3 million, or 12.6% of restaurant sales for the three quarters ended September 8, 2003. Repairs and maintenance decreased to 3.4% as a percentage of restaurant sales for 2004 compared to 3.5% for the same quarters of 2003. Utilities remained constant at 4.9% as a percentage of restaurant sales. Other costs in this category increased to 4.3% for the first three quarters of 2004 as a percentage of restaurant sales compared to 4.2% for the first three quarters of 2003.

General and Administrative Expenses

General and administrative expenses were $10.3 million, or 7.7% of total revenues for the three quarters ended September 6, 2004 compared to $9.8 million, or 7.5% of total revenues for the first three quarters of 2003. This increase in expense reflects the prior year recovery of reserves relating to a legal settlement and other legal matters.

Advertising

Advertising expense was $7.3 million or 6.0% of restaurant sales for the three quarters ended September 6, 2004 compared to $7.8 million, or 6.4% of restaurant sales for the three quarters ended September 8, 2003. The decrease was due primarily to increased same store sales leverage, as well as a net reduction of 32 Company-owned restaurants since September 8, 2003.

Loss/Gain on Sale of Assets

During the first three quarters of 2004, the Company recognized a net loss of $10,000 consisting of the gain of $148,000 on the sale of eight Atlanta restaurants recognized during the second quarter of 2004, the loss of $161,000 on the sale of twelve Atlanta locations during the third quarter of 2004, the gain of $113,000 due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000, and the loss of $110,000 on disposal of assets related in large part to the remodeling of restaurants in the Indianapolis and New Orleans markets. The Company recognized a gain of $449,000 from the sale of assets during the same three quarters of 2003 due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000 and the gain on the sale of one modular building sold in the second quarter of 2003.

Income Tax

Income tax expense of $4.5 million for the first three quarters of 2004 is based on the estimated effective federal and state tax rate of 38%. Although the Company is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2004 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

We had working capital of $0.4 million on September 6, 2004 compared to $7.3 million on December 29, 2003. Cash and cash equivalents decreased $6.1 million to $7.5 million since the fiscal year ended December 29, 2003. Cash flow provided by operating activities was $17.1 million compared to $11.0 million for the same three quarters last year. Current year cash flows are attributable to net income and a decrease in prepaid expenses, partially offset by a decrease in accounts payable and an increase in receivables.

Cash flow used for investing activities was $9.0 million relating primarily to capital expenditures of $12.5 million for restaurant level renovations and technology enhancements company-wide as well as $0.8 million for the acquisition of seven restaurants in Jacksonville, Florida. These expenditures were partially offset by proceeds of $4.3 million from the sale of restaurants and other capital assets.

Cash used for financing activities was $14.1 million. The most significant activities were principal payments of $4.8 million on our debt and capital lease obligations, purchase of treasury shares of $9.9 million and an increase in restricted cash of $0.3 million. These outlays were partially offset by the receipt of $0.9 million from the exercise of stock options through September 6, 2004.

Capital expenditures for fiscal 2004 are expected to total $20 million. These expenditures include the development of new restaurants, the remodeling of existing restaurants, and capital equipment and improvements on other operating restaurants. Although there can be no assurance, we believe that our existing cash as of September 6, 2004, the expected cash provided from operations and the available $3.0 million credit facility with U.S. Bancorp Equipment Finance, Inc. will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of September 6, 2004.

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of September 6, 2004 was approximately $5.1 million. We have remaining deferred gains of $3.2 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the September 6, 2004 balance sheet under the captions accrued liabilities and deferred revenues for $0.4 million and $2.8 million, respectively and will be recognized over the next 16 years. Additionally, the Company has remaining deferred gains of approximately $0.4 million as of September 6, 2004, relating to notes receivable that were accepted as consideration for sales of certain Company-owned restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next 6 years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were no locations that required additional impairment charges as of September 6, 2004.

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

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24.2 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. The Company recorded an adjustment to goodwill in fiscal 2003 of $23.5 million, reducing goodwill to $0.7 million in conjunction with the reduction to the valuation allowance on net deferred tax assets. During the quarter ended June 14, 2004, the Company identified an unrecognized deferred tax asset of approximately $3.5 million which resulted in the reduction of goodwill by the remaining $0.7 million and a reduction of tradename by $2.8 million.

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

Allowance for doubtful receivables - Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $3.3 million, or $6.9 million net of bad debt allowances of $3.6 million, as of September 6, 2004.

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

Restaurant retirement costs - Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 15 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and the reserve reflects this.

Accounting for income taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. As of September 6, 2004, the Company has approximately $56.6 million of net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $32.3 million.

Self Insurance – The Company is partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $3.9 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and foreign exchange rate fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 5.2% to 16.4%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to in the foreseeable future.

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

On or about July 15, 1997, Tampa Checkmate filed a Chapter 11 petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division entitled In re: Tampa Checkmate Food Services, Inc., as noted above, the bankruptcy filing stayed the Company’s claim against Tampa Checkmate to collect the promissory note. Subject to the execution of a written agreement and the approval of the Bankruptcy Court supervising Tampa Checkmate Food Services, Inc. bankruptcy proceedings, the Company has reached a settlement of all remaining issues arising from the litigation between the Company and Tampa Checkmate Food Services, Inc., Robert Gagne, and Checkmate Food Services, Inc.. All claims against the Company will be released in return for the payment to the bankruptcy estate of Tampa Checkmate Food Services, Inc. of $213,244 payable upon execution of the settlement agreement and approval of the Bankruptcy Court. While the Company believes the parties will agree to the terms of a written settlement agreement and that the settlement will be approved by the Bankruptcy Court, no definitive assurances can be given.

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

This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings. On July 16, 2004, the American Arbitration Association (“AAA”) informed the Company that proceedings were suspended due to non-payment by the former franchisees.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On June 17, 2004, the Company issued 10,000 shares of its common stock to each non-employee director pursuant to the Company’s 2004 Stock Award Plan for Non-Employee Directors, resulting in the issuance of 50,000 shares of the Company’s common stock. The issuances by the Company were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The shares were issued in exchange for services to be provided to the Company as members of the Board of Directors and were valued at $10.87 per share, the closing price of the Company’s shares on June 17, 2004, or an aggregate of $543,500.

Stock Repurchases

The following table provides information about stock purchased by the Company during the quarter ended September 6, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period 7 (6/15/04-7/12/04)	330,300	$11.44	330,300	322,333
Period 8 (7/13/04-8/9/04)	30,000	$10.26	30,000	292,333
Period 9 (8/10/04-9/6/04)	114,100	$10.41	114,100	178,233

Total	474,400	$11.12	474,400	178,233

During the third quarter of 2004, the Company repurchased an aggregate of 474,400 shares of its common stock pursuant to the Stock Repurchase Program, publicly announced on March 19, 2003, and subsequently amended and increased by the Board of Directors on May 25, 2004, which authorized the Company to repurchase up to 1,800,000 shares of its common stock.

Subsequent to September 6, 2004, the Company repurchased 178,200 shares of its outstanding common stock under the Stock Repurchase Program announced on March 19, 2003 for approximately $2.0 million. On October 12, 2004, the Company announced the conclusion of this Stock Repurchase Program and also announced that the Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase up to 1,200,000 shares of the common stock from time to time in the open market or in privately negotiated block purchase transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 18, 2004.

**	31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 18, 2004.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2004.

**	32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2004.

**	Filed electronically herewith

(b)	Reports on 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

On July 15, 2004, the Registrant issued a news release entitled “Checkers Drive-In Restaurants, Inc. to Announce 2004 Fiscal Second Quarter Financial Results.”

On July 19, 2004, the Registrant issued a news release entitled “Checkers®/Rally’s® Offers Chance to Wave Green Flag at NASCAR’s® Brickyard 400® - Sweepstakes & Instant Win Game brings racing excitement to double drive- thrus.”

On July 22, 2004, the Registrant issued a news release entitled “Checkers Drive-In Restaurants, Inc. Reports Second Quarter 2004 Earnings.”

On July 21, 2004, the Registrant issued a news release entitled “Checkers ®/Rally’s ® Managers’ Awards Nearing $40,000 in Prizes - Circuit City ® Bonanzas Part of Company’s Award-Winning Incentive Programs.”

On July 23, 2004, the Registrant issued an 8-K announcing “Sean O’Hara, the Registrant’s Assistant Treasurer and Corporate Controller, has accepted an offer of employment from HB Sealing Products, Inc., a distributor of hydraulic seals and seal kits for all heavy equipment brands and premium replacement engine and transmission gasket kits based in Clearwater, Florida. Mr. O’Hara will serve that company as its Chief Financial Officer. His resignation has been reluctantly accepted by the Registrant effective as of July 23, 2004.”

On July 26, 2004, the Registrant issued a news release entitled “Checkers Drive-In Restaurants, Inc. – Appoints

Gary Lieberthal to Board of Directors.”

On August 2, 2004, the Registrant issued a news release entitled “Checkers Drive-In Restaurants, Inc. Scores Again – Double Drive-Thru Joins Miami Dolphins ® as Official Burger.”

On August 9, 2004, the Registrant issued a news release entitled “Checkers Drive-In Restaurants, Inc. Announces Extension of Growth Incentive Plan.”

On August 11, 2004, the Registrant issued a news release entitled “Checkers ®/Rally’s ® Records Victories at Convention and Brickyard 400(R) Race - 500 Franchisees, Employees, and Vendor Partners Attend the Events.”

On August 12, 2004, the Registrant Issued a News Release entitled “Checkers Drive-In Restaurants Inks Another Sponsorship - Rally’s Now Official Burger of the Indianapolis Colts ®.”

On August 19, 2004, the Registrant Issued a News Release entitled “Checkers ® Official Burger Sponsor of Gators and Seminoles Brings Rivalry to Drive-thrus, Scholarship and Educational Funding to University of Florida and Florida State University.”

On August 27, 2004, the Registrant issued a news release entitled “Checkers ® Feeds 20,000 in Hurricane Relief Effort Double Drive-thru Chain Partners with American Red Cross in Southeast Florida.”

On August 30, 2004, the Registrant issued a news release entitled “Checkers ® Franchisee to Open Five New Restaurants in Atlanta - Market Agreement Expected to Increase Franchisee’s Total Checkers to 17 by 2009.”

On September 1, 2004, the Registrant issued a news release entitled “Checkers ®/Rally’s ® Franchisee to Open 20 New Restaurants, Acquire 12 Locations - Agreement to Increase Franchisee’s Total to 54 by 2009.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: October 18, 2004	By:	/s/ S. Patric Plumley
Treasurer and Chief Financial Officer