Form 10-K
period 2005-01-03
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2005-04-05
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2005

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

Common Stock

(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☑      No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2005 was 12,922,543 shares. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant at the close of business on June 14, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $120.9 million. For purposes of the foregoing calculation only, all directors, executive officers and affiliated corporations through directors of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the Registrant’s definitive proxy statement, which will be filed on or about April 25, 2005.

CHECKERS DRIVE-IN RESTAURANTS, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.      BUSINESS

General

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”) is in the business of operating and franchising Checkers and Rally’s Hamburgers restaurants. We are the single largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two similar quick-service restaurant chains, Checkers and Rally’s Hamburgers (“Rally’s”), which were merged in August 1999. Both companies were founded on a simple premise—serve the highest quality food, made fresh-to-order, served quickly and at a fair price.

The Company has developed and owns a comprehensive system for developing and operating double drive-thru restaurants, which includes trademarks, building designs and layouts, equipment, ingredients, recipes and specifications for authorized food products, methods of inventory control and certain operational and business standards.

At January 3, 2005, there were 788 restaurant locations, consisting of 207 Company-operated restaurants and 581 franchisee-operated restaurants. Of the 788 locations, 369 are Rally’s restaurants operating in 16 different states and 419 are Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. Checkers was founded in 1986 and Rally’s was founded in 1985.

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

Concept and Strategy

The Company operates under two brands, “Checkers ®” and “Rally’s Hamburgers ®”. The Company’s operating concept for both brands are very similar which includes: (i) offering a limited menu to permit the maximum attention to quality and speed of preparation; (ii) utilizing a distinctive restaurant design which features a “double drive-thru” concept that creates significant curb appeal; (iii) providing fast service using a distinctive design for its restaurants and a computerized point-of-sale system that expedites the ordering and preparation process; and (iv) unique and great tasting quality food and drinks made fresh to order at a fair price. The Company’s primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Restaurant Locations

As of January 3, 2005, there were 207 Company-operated and operated restaurants in 11 states and 581 restaurants operated by our franchisees in 25 states, the District of Columbia, Mexico and the West Bank. The following table sets forth the locations of each restaurant:

Region	State Name	Company	Franchise	Grand Total
Southeast	Florida	90	95	185
	Georgia	20	63	83
	Alabama	—	42	42
	Kentucky	1	34	35
	Tennessee	10	8	18
	Virginia	—	21	21
	North Carolina	—	10	10
	South Carolina	—	11	11
	Mississippi	1	9	10
	West Virginia	—	6	6
	Washington, D.C.	—	2	2
Southeast Total		122	301	423
North Central	Ohio	19	68	87
	Indiana	21	31	52
	Michigan	10	16	26
	Missouri	—	20	20
	Illinois	—	19	19
	Wisconsin	—	3	3
	Iowa	—	2	2
North Central Total		50	159	209
Northeast	Maryland	—	25	25
	New York	—	15	15
	New Jersey	—	15	15
	Pennsylvania	11	—	11
	Delaware	1	—	1
Northeast Total		12	55	67
Southwest	California	—	34	34
	Arizona	—	4	4
Southwest Total		—	38	38
South Central	Louisiana	23	12	35
	Arkansas	—	10	10
	Texas	—	1	1
South Central Total		23	23	46
West Bank		—	3	3
Mexico		—	2	2
Grand Total		207	581	788

During fiscal 2004, 16 restaurants were opened, consisting of 13 franchisee-operated restaurants and three Company-operated restaurants. During the same period, 12 restaurants were closed, consisting of seven franchisee-operated restaurants and five Company-operated restaurants. Also during fiscal 2004, we reacquired seven restaurants from franchisees. We sold 20 Company-operated restaurants to franchisees. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and Company operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

Site Selection

The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential Company-operated restaurant site prior to final selection. In evaluating particular sites, we consider various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. We also review competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-operated and operated restaurants are located on leased land. We intend to continue to use leased sites where possible.

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

Although each sandwich is made-to-order, the Company’s objective is to serve customers within 30 seconds of their arrival at the drive-thru window. The Company monitors the length of time a customer is in the drive-thru lane and at the drive-thru window utilizing timers. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling a second order before the prior order is completed and totaled, thereby increasing the speed of service to the customer and the opportunity to increase sales per hour. It also provides better inventory and labor cost controls and permits the monitoring of sales volumes and product utilization. The Company began accepting credit cards in all locations during November of 2004 to further improve customer service.

The Company’s restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks.

Menu

The menu and flavor profile at Checkers and Rally’s appeals to a “more adult guest” and is driven by a wide variety of seasoned, made-to-order hamburgers including the original ¼ pound Champ Burger®, a fully dressed “made-to-order” burger and the signature Big Buford®, a fully dressed double cheeseburger. Screamin’ Chicken®, all white-meat breaded and spicy chicken strips, the Deep Sea Double(sm), a double fish sandwich, all beef chili cheese dogs and Checkers / Rally’s Famous FriesTM are just a few of Checkers and Rally’s other unique and fast selling menu favorites. Coca-Cola products, cinnamon sugar hot apple pies and super thick shakes also play an important role at Checkers and Rally’s. Carefully designed, limited menus are designed to deliver freshly prepared, quality, high taste profiled food and unmatched speed of delivery. We are engaged in product development research and work to enhance variety while maintaining ease of operations and throughput through the use of many limited time only product promotions throughout the year.

Marketing Programs

Checkers/Rally’s award-winning advertising campaign, “You Gotta Eat®” entered its fourth year in 2004 and continued to play a significant role in driving sales and nearly doubling national brand awareness vs. 2002 (Sandelman / QuickTrac). The fun, upbeat, music-driven spots continue to have high recall among current and potential guests as they combine retail call-to-action with a strong branding message in a relevant and believable format. A hit with our guests, the campaign has also served as a powerful idea that has raised morale and motivated our leadership team, employees and franchisees to drive the Company’s business. Coupled with an aggressive media buying strategy, franchisees have embraced the campaign, increasing the number of Checkers/Rally’s markets advertising on television to nearly 45 over the past several years. Moreover, “You Gotta Eat” has been fully integrated into our print, point of purchase, outdoor, crew uniforms, bags, cups and every other consumer touch point. We will launch the fifth year of the “You Gotta Eat” campaign in April of 2005.

In addition to Checkers/Rally’s successful advertising campaign, the Company utilizes strategic sports sponsorships and public relations initiatives to maximize brand awareness. In 2004, Checkers/Rally’s entered into its second year of its partnership as the “Official Burger” of both the Indianapolis 500® and NASCAR’s Brickyard 400®, two of the largest single-day sporting events in the world. National media outlets delivered unprecedented coverage for Checkers and Rally’s, including its highly successful fund-raising efforts for the Cure Autism Now Foundation (CAN), with nationwide public service announcements raising $100,000 for the charity.

Also in 2004, Checkers/Rally’s became the official burger of the following: MLB’s Tampa Bay Devil Rays®, the NFL’s Miami Dolphins® and Indianapolis Colts®, the NBA’s New Orleans Hornets®, the University of Florida Gators®, the Florida State University Seminoles® and the University of Louisville Cardinals®. Building on these successful relationships, Checkers/Rally’s initiated and successfully negotiated an agreement with NASCAR® and International Speedway CorporationTM (ISC) to become their official burger and drive-thru. This agreement was announced in New York City at the opening bell of the NASDAQ® on February 8, 2005.

Purchasing

All restaurants purchase food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management constantly monitors the quality of the food, beverages and supplies provided to the restaurants.

We believe that our efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are readily available from first line suppliers or, upon short notice, alternate suppliers. Among other factors, our profitability is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes and adverse weather conditions, may affect food costs.

Management and Employees

A typical restaurant employs approximately 20 hourly employees, many of whom work part-time on various shifts. The management staff of a typical restaurant operated by the Company consists of a General Manager, one Assistant Manager and two Shift Managers. A General Manager is usually required to have prior restaurant management experience, preferably within the quick-service industry, and reports directly to an Area Manager. The Area Manager typically has responsibility for eight to ten restaurants and ensures that each Company-operated restaurant consistently delivers high-quality food and service. Area Managers report to Directors of Operations. The Company has an incentive compensation program for Area Managers and restaurant level managers that provides for a monthly bonus based upon the achievement of certain sales and profit goals.

As of January 3, 2005, we employed approximately 4,400 employees, substantially all of which were restaurant personnel. Most employees, other than restaurant management and certain corporate personnel, are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant segment. Employee relations are considered to be better than the industry average. None of the Company’s employees are covered by a collective bargaining agreement.

Supervision and Training

Each new franchisee and restaurant manager attends a comprehensive training program. The program was developed by the Company to enhance the consistency of restaurant operations and is considered by management to be an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company’s operations and are provided with a complete operations manual, and other training aids designed to guide and assist them in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. Continuing training classes for both Company-operated and franchise restaurant personnel have also been developed. After a restaurant is opened, we continue to monitor the consistency and uniformity of operations for both franchised and Company-operated restaurants.

We also employ Franchise Business Consultants, who have been fully trained by us, to assist franchisees in implementing our operating procedures and policies once a restaurant is open. As part of these services, the Franchise Business Consultants rate the restaurant’s hospitality, food quality, speed of service, cleanliness and maintenance of the facilities. The franchisees receive a written report of the Franchise Business Consultant’s findings with deficiencies, if any, and recommended procedures to correct such deficiencies.

Restaurant Reporting

Each Company-operated restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, speed of service, customer counts and other key performance indicators. The information gathered allows management to better control labor, inventories and operating costs. These systems, at Company-operated restaurants, are polled daily by our corporate office.

Inflation

Food and labor costs are significant inflationary factors in the Company’s operations. Many of our employees are paid hourly rates related to the statutory minimum wage; therefore, increases in the minimum wage increase the Company’s labor costs. In addition, some of our leases require us to pay base rents with escalation provisions based on the consumer price index, percentage rents based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. The Company currently has one franchisee who operates in the West Bank and one franchisee who operates in Mexico. Management does not expect any adverse affect to the Company’s financial position due to these foreign franchisees. We have generally been able to offset the effects of inflation to date through small price increases. There can be no assurance that we will be able to continue to offset the effects of inflation through menu price increases.

Working Capital

The restaurant industry in general, operates with a working capital deficit because most of our investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers. Funds available from cash sales, not needed immediately to pay our trade suppliers, are used for non-current capital expenditures, purchases of the Company’s common stock, repayment of long-term debt or invested in high quality short term investments.

We ended fiscal 2004 with working capital of $0.8 million as compared to $7.3 million at December 29, 2003. This decrease in working capital is primarily due to a decrease in Cash and cash equivalents of $6.5 million used primarily for capital expenditures, repayment of long-term debt and the purchase of the Company’s common stock.

Seasonality

The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

Strategy.    We encourage controlled development of franchised restaurants in our existing markets, as well as in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 581, or 74%, of the total Checkers and Rally’s restaurants open at January 3, 2005. In the future, our success will continue to be dependent upon our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally’s concepts and our reputation for quality and speed of service.

Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate opening in 2005, or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. We have registered our trademarks in various foreign countries in the event we develop additional international markets. The terms and conditions of these agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States.

Franchisee Support Services.     We maintain a staff of well-trained and experienced Franchise Business Consultants whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operation and performance of existing restaurants. These services are provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a support team to the restaurant to assist the franchisee during the first week the restaurant is open. This team monitors compliance with the Company’s standards as to quality of product and speed of service. In addition, the team assists with on-site training for restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee’s management team described under “Supervision and Training” above.

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

In some instances, we grant to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic area (the “Franchised Area”) and thereafter to operate each restaurant in accordance with the terms and conditions of a franchise agreement. In that event, the franchisee ordinarily signs two agreements, an area development agreement and a franchise agreement. Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the Franchised Area during the term of the area development agreement (normally a maximum of five years). The requirements of the area development agreement are dependent on many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. The Company may terminate the area development agreement of any franchisee that fails to meet its development schedule.

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

Franchise Fees and Royalties.     Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee together totaling $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per restaurant, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant’s gross sales (as defined) and to expend certain amounts for advertising and promotion. Beginning on June 1, 2003, the Company began an incentive program to existing franchisees, whereby the franchise fee of $30,000 was reduced to $15,000 and royalties were reduced to 2% during the first year of operation. This incentive program is being offered through December 31, 2005.

Competition

Our restaurant operations compete in the quick-service industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains, which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. In certain markets, we will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company’s sales and earnings in the affected markets. In addition, with respect to selling franchises, we compete with many franchisors of restaurants and other business concepts.

Trademarks and Service Marks

We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Rally’s Hamburgers®”, “One of a Kind Fries®”, “Big Buford®”, “Checkers®”, “Checkers Famous FriesTM”, “Checkers Burger•Fries•Colas®”, “Champ Burger®” and “You Gotta Eat®”. It is the Company’s policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Foreign Operations

The Company received royalties from franchisees in two foreign markets: West Bank and Mexico. Royalty revenues recorded were approximately $37,000, $2,000 and $3,000 in fiscal 2004, 2003 and 2002, respectively.

Government Regulation

The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Legislation increasing the minimum wage has resulted in higher labor costs to the Company. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Item 1. Business”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer eating habits; consumer perceptions of food safety; consumer acceptance of new products; consumer purchase frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations including the Sarbanes-Oxley Act of 2002; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” and Item 8 “Financial Statements and Supplementary Data” under footnote 12 “Commitments and Contingencies—Litigation”.

ITEM 2.    P ROPERTIES

We operated 207 restaurants as of January 3, 2005. We held ground leases on 171 of these restaurants and owned the land on the remaining 36. Our leases are generally written for an initial term of 10-20 years with one or more five year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

As of January 3, 2005, we leased 378 parcels of land. Of these, we operated 171 Company-operated restaurants on the land, 177 were subleased, 18 were surplus vacant and 12 sites were under development. In addition, we owned 58 parcels of land of which we operated 36 Company-operated restaurants, 15 were subleased and seven remained vacant at January 3, 2005.

We have 32 properties, some of which are subleased, that are held under mortgage with GE Capital Franchise Finance Corporation Mortgages and 12 that act as collateral to our primary debt with the GE Capital Franchise Finance Corporation. An additional 36 restaurants have building and equipment which is held as collateral; 34 with GE Capital Franchise Finance Corporation and two with U.S. Bancorp Equipment Finance, Inc.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHKR”. As of February 28, 2005, there were approximately 17,000 stockholders of record of our common stock. The following table sets forth the high and low closing sales price quotations of the Company’s common stock, as reported on the NASDAQ National Market, for the periods indicated.

2004
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$12.02	$12.25	$11.98	$13.83
Low	9.65	9.64	9.75	10.13
2003
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$7.04	$9.32	$12.70	$10.75
Low	4.52	5.38	8.15	8.62

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

Stock Repurchase Program

The 1,300,000 share Stock Repurchase Program, originally announced on March 19, 2003, was increased by 500,000 shares by the Company’s Board of Directors on May 25, 2004, bringing the total of shares available for repurchase to 1,800,000. The Company purchased the remaining 1,096,600 shares under this program during fiscal 2004 for $12.0 million.

On October 12, 2004, the Company announced the conclusion of its Stock Repurchase Program publicly announced on March 19, 2003, and subsequently amended and increased by the Board of Directors on May 25, 2004. On October 12, 2004, the Company also announced that the Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase up to 1,200,000 shares of its common stock from time to time in the open market or in privately negotiated block purchase transactions. The Company purchased 189,267 shares under the new share repurchase program during fiscal 2004 for $2.3 million.

The following table provides information about stock purchased by the Company during the quarter ended January 3, 2005, of its equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period 10 (9/7/04-10/4/04)	178,200	$11.49	178,200	33
Period 11 (10/5/04-11/1/04)	156,900	12.17	156,900	1,043,133
Period 12 (11/2/04-11/29/04)	32,400	12.28	32,400	1,010,733
Period 13 (11/30/04-1/3/05)	—	—	—	1,010,733

Total	367,500	$11.85	367,500	1,010,733

Future Registrations

None.

ITEM 6.    SELECTED FINAN CIAL DATA

The following tables present our selected financial data. On August 9, 1999, Checkers merged with Rally’s. The merger was accounted for as a reverse acquisition whereby Rally’s was treated as the acquirer and Checkers as the acquiree, as the former shareholders of Rally’s owned a majority of the outstanding common stock of Checkers subsequent to the merger. The financial information includes the results of the merged companies. The selected historical consolidated statement of operations and historical consolidated balance sheet data presented have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2005 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes.

Consolidated Statements of Operations

For the years ended

(In thousands, except per share amounts)

	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001
Company restaurant sales	$176,319	$174,231	$164,063	$145,442	$162,804
Other revenues	17,930	16,088	14,983	15,837	17,733

Total revenues	194,249	190,319	179,046	161,279	180,537

Operating income(1)(3)	18,939	17,277	158	7,289	8,059
Other expenses and minority interest	(1,294)	(1,629)	(1,825)	(2,891)	(6,191)

Income (loss) before taxes	17,645	15,648	(1,667)	4,398	1,868
Income tax expense (benefit)	6,154	(186)	39	62	(475)
Cumulative effect of change in accounting principle, net of tax		51	—	—	—

Net income (loss)	$11,491	$15,783	$(1,706)	$4,336	$2,343

Basic earnings (loss) per share	$.99	$1.31	$(0.14)	$0.43	$0.25

Diluted earnings (loss) per share:	$.92	$1.23	$(0.14)	$0.36	$0.23

Weighted average number of common shares outstanding:
Basic	11,633	12,047	11,895	10,139	9,419

Diluted	12,491	12,845	11,895	11,908	10,194

Consolidated Balance Sheet Data

(In thousands)

	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001
Working capital	$820	$7,273	$1,465	$(4,786)	$960
Total assets	$124,030	$129,435	$125,118	$127,126	$132,756
Long-term debt and obligations under capital leases, including current portion	$22,840	$28,027	$30,984	$36,916	$40,538
Total stockholders’ equity	$72,952	$73,467	$60,529	$59,624	$50,934
Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected Operating Data

As of and for the years ended

(In thousands, except restaurant count)

	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001	January 1, 2001
Restaurant sales	$176,319	$174,231	$164,063	$145,442	$162,804
Franchise royalty income(2)	17,125	15,136	14,583	15,456	14,377
Franchise fees	805	952	400	381	3,356

Total revenue	$194,249	$190,319	$179,046	$161,279	$180,537

Restaurants open at end of period:
Company	207	222	248	235	195
Franchised	581	562	536	586	659

Total	788	784	784	821	854

(1)	Includes asset impairment charges of approximately $0.1 million, $0.4 million, $7.4 million, $1.2 million and $0.6 million for fiscal 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Franchise royalties derived from franchisee sales of $444.2 million, $380.5 million, $365.6 million, $400.7 million, and $373.7 million for fiscal 2004, 2003, 2002, 2001 and 2000, respectively.
(3)	See Note 1(k) to the 2003 consolidated financial statements for a discussion of our change in accounting for goodwill and its impact on 2002 and 2003 operating results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At January 3, 2005, the Company’s system included 788 restaurants, comprised of 207 Company-operated and 581 franchised restaurants. At January 3, 2005, there were 369 Rally’s restaurants operating in

16 different states and there were 419 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. In fiscal 2004, we opened three and closed five restaurants. Franchisees opened 13 and closed seven restaurants in fiscal 2004. During fiscal 2004, we purchased seven restaurants from franchisees and sold 20 Company-operated restaurants to franchisees.

Restaurants Operating in the System

For the Quarters Ended

	March 24, 2003	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004	June 14, 2004	Sept. 6, 2004	Jan. 3, 2005
Company-operated:
Beginning of quarter	248	242	242	242	222	222	221	210
Openings/transfers in	—	—	1	5	—	7	2	1
Closings/transfers out	(6)	—	(1)	(25)	—	(8)	(13)	(4)

End of quarter	242	242	242	222	222	221	210	207

Franchise:
Beginning of quarter	536	536	539	540	562	565	566	581
Openings/transfers in	2	4	2	31	3	10	15	5
Closings/transfers out	(2)	(1)	(1)	(9)	—	(9)	—	(5)

End of quarter	536	539	540	562	565	566	581	581

	778	781	782	784	787	787	791	788

We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper cost, labor costs, occupancy expense, other operating expenses, depreciation and amortization, and advertising expense relate directly to Company-operated restaurants. Other expenses, such as other depreciation and amortization, and general and administrative expenses, relate both to Company-operated restaurant operations and franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings and the sales volumes of both existing and new restaurants.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Revenues:
Restaurant sales	90.8%	91.5%	91.6%
Franchise royalty revenue	8.8%	8.0%	8.2%
Franchise fees and other income	0.4%	0.5%	0.2%

	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant food and paper costs(1)	32.2%	31.6%	30.7%
Restaurant labor costs(1)	29.4%	30.4%	31.8%
Restaurant occupancy expense(1)	6.4%	7.1%	7.6%
Restaurant depreciation and amortization(1)	4.1%	3.5%	3.8%
Other restaurant operating expenses(1)	12.5%	12.8%	13.6%
General and administrative expenses	7.0%	7.6%	6.8%
Advertising(1)	6.1%	6.2%	6.3%
Bad debt expense	0.1%	0.2%	0.2%
Non-cash compensation	0.3%	0.0%	0.0%
Other depreciation and amortization	0.6%	0.5%	0.4%
Impairment of long-lived assets	0.0%	0.2%	4.1%
Restaurant retirement costs	(0.1)%	(0.2)%	2.9%
Gain on sales of assets	0.0%	(1.0)%	(0.4)%

Operating income	9.7%	9.1%	0.1%

Other income (expense):
Interest income	0.5%	0.6%	0.8%
Interest expense	(1.2)%	(1.4)%	(1.8)%

Income (loss) before minority interest, income tax expense (benefit) and cumulative effect of change in accounting principle	9.1%	8.3%	(0.9)%
Minority interest in operations of joint ventures	0.0%	(0.1)%	0.0%

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	9.1%	8.2%	(0.9)%
Income tax expense (benefit)	3.2%	(0.1)%	0.1%

Income (loss) before cumulative effect of change in accounting principle	5.9%	8.3%	(1.0)%
Cumulative effect of change in accounting principle (net of tax)	0.0%	0.0%	0.0%

Net income (loss)	5.9%	8.3%	(1.0)%

Number of restaurants—Company-owned and franchised:
Restaurants open at the beginning of period	784	784	821

Company-owned restaurants opened, closed or transferred, net during period	(15)	(26)	13
Franchised restaurants opened, closed or transferred, net during period	19	26	(50)

Total restaurants acquired, opened, closed or transferred, net during period	4	—	(37)

Total restaurants open at end of period	788	784	784

(1)	As a percentage of restaurant sales.

Results of Operations

Comparison of Historical Results – Fiscal Years 2004 and 2003

Note: Fiscal 2004 contained 53 weeks, while 2003 contained 52 weeks.

Restaurant Sales

Total revenues were $194.2 million for the year ended January 3, 2005 compared to $190.3 million for the year ended December 29, 2003. Company-operated restaurant sales increased by $2.1 million for the year, from $174.2 million in fiscal 2003, to $176.3 million in fiscal 2004. The primary reasons for the increase were same-store sales growth of 10.8% and the opening or acquisition of ten restaurants during fiscal 2004. The increase was partially offset by the closure or sale of 25 restaurants during fiscal 2004.

Franchise Royalty Revenue

Franchise royalties increased by $2.0 million as compared to 2003 primarily as a result of the increase in franchise restaurant locations during fiscal 2004. The franchisee owners opened 13 new restaurants and acquired 20 Company-operated restaurants during fiscal 2004, which contributed to the increase in franchise royalties. In addition, royalties increased due to increasing year-over-year same-store sales of 6.9% at franchise locations, partially offset by the closure or sale of 14 restaurants.

Franchise Fees and Other Income

Franchise fees and other income decreased $0.1 million in fiscal 2004 as compared to fiscal 2003. The decrease is primarily the result of the franchise incentive where franchise fees were reduced in mid-2003 from $30,000 to $15,000 per restaurant for existing franchisees. In addition, franchisees opened or purchased 33 restaurants during fiscal 2004 versus 40 during fiscal 2003.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $56.7 million or 32.2% of restaurant sales in fiscal 2004 compared with $55.0 million or 31.6% in fiscal 2003. The increase in these costs as a percentage of restaurant sales was due to increased beef, cheese and produce prices during the current fiscal year as compared to the prior fiscal year, net of increased volume rebates for soda syrup.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $51.8 million or 29.4% of restaurant sales for fiscal 2004 compared with $53.0 million or 30.4% of restaurant sales for fiscal 2003. The decrease in restaurant labor costs as a percentage of restaurant sales compared to the prior year was due to the increase in restaurant same-store sales, improved labor control and a benefit from a decrease in workers’ compensation expense experienced in 2004.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $11.2 million or 6.4% of restaurant sales in 2004 compared with $12.3 million or 7.1% of restaurant sales in 2003. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in comparable restaurant sales. In addition, the Company sold certain restaurants for which occupancy expense as a percentage of restaurant sales exceeded the Company average.

Restaurant Depreciation

Restaurant depreciation totaled $7.3 million or 4.1% of restaurant sales for fiscal 2004 compared to $6.0 million or 3.5% for fiscal 2003. The increase was due primarily to depreciation on capital expenditures and acquisitions during 2004 of $20.6 million and an adjustment of $0.7 million in depreciation expense which was caused by a decrease in depreciable lives on certain leasehold assets associated with leased properties, partially offset by the sale of restaurants during fiscal 2003 and 2004.

Other Restaurant Operating Expenses

Other restaurant operating expenses includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $22.1 million, or 12.5% of restaurant sales for the year ended January 3, 2005 compared to $22.2 million, or 12.8% of restaurant sales for the year ended December 29, 2003. Repairs and maintenance decreased to 3.4% as a percentage of restaurant sales for 2004 compared to 3.5% for 2003. Utilities decreased slightly to 4.8% in 2004 as compared to 5.0% in 2003 as a percentage of restaurant sales. Other costs in this category remained constant at 4.3% as a percentage of restaurant sales for both fiscal 2004 and 2003.

General and Administrative Expenses

General and administrative expenses were $13.6 million, or 7.0% of total revenues for fiscal 2004 compared to $14.4 million, or 7.6% of total revenues for fiscal 2003. The fiscal year 2004 costs have decreased due to the recovery of $2.0 million in legal expenses associated with the Mittman case. The Company incurred $0.1 million in legal expenses associated with this case in 2004 and $0.1 million in legal expenses in 2003. This decrease was partially offset by the increase in professional fees of $0.9 million primarily related to Sarbanes-Oxley compliance. Fiscal 2003 also included $0.8 million relating to income tax consulting services.

Non-Cash Compensation

Non-cash compensation expense of $0.5 million was incurred in fiscal 2004 for the issuance of 50,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on June 17, 2004 at $10.87 per share.

Advertising

Advertising expense was $10.8 million or 6.1% of restaurant sales in fiscal 2004 as compared to $10.8 million, or 6.2% of restaurant sales for 2003. The decrease in percent of restaurant sales is due to the increase in same-store sales over 2003.

Impairment of Long-Lived Assets

During fiscal 2004, the Company recorded impairment charges of $0.1 million. These charges related to the impairment of drive-thru equipment deemed obsolete in 2004. During fiscal 2003, the Company recorded impairment charges of $0.4 million. These impairments were for obsolete equipment and assets located at two restaurants based on the review of their current and projected operating results.

Restaurant Retirement Costs

During fiscal 2004 and 2003, the Company recognized a benefit of $0.1 million and $0.4 million, respectively, primarily resulting from management’s successful negotiation out of lease obligations previously reserved for in the Reserve for restaurant relocation and abandoned sites.

Gain on Sale of Assets

During 2004, the Company recognized a net gain of $0.1 million primarily due to sale of 20 Company-operated restaurants to franchisees and other disposals of $0.3 million which was partially offset by a loss recorded for the disposal of leasehold improvements of $0.2 million. During fiscal 2003, the Company recognized a gain of $2.0 million for the sale of assets. The gain was due to the sale of 22 restaurants in the California, Phoenix and Nashville markets to a franchisee during the fourth quarter of 2003.

Income Tax

In fiscal 2004, the Company recognized an income tax expense of $6.2 million. Income tax is recorded at an effective rate of 34.9%. Income tax expense in the current year contains an adjustment of $0.6 million to decrease income taxes for prior year income tax differences. The Company’s 2003 income tax benefit represents current taxes of $224,000 and a deferred tax benefit of $410,000. The Company recognized a reduction of $29.7 million of the valuation allowance for deferred tax assets in 2003, for which $23.5 million was recorded as a reduction of goodwill. The valuation allowance was reduced in 2003 because the Company believed that the deferred tax assets would be realized.

Comparison of Historical Results – Fiscal Years 2003 and 2002

Restaurant Sales

Total revenues were $190.3 million for the year ended December 29, 2003 compared to $179.0 million for the year ended December 30, 2002. Company-operated restaurant sales increased by $10.1 million for the year, from $164.1 million in fiscal 2002, to $174.2 million in fiscal 2003. The primary reasons for the increase were same-store sales growth of 7.6% and the opening or acquisition of six restaurants during fiscal 2003. The increase was partially offset by the closure or sale of 32 restaurants during fiscal 2003.

Franchise Royalty Revenue

Franchise royalties increased by $0.6 million in 2003 as compared to 2002 primarily as a result of the increase in franchise restaurant locations during fiscal 2003. The sale of 25 Company-operated restaurants to franchisees during fiscal 2003 contributed to the increase in franchise royalties, in addition, royalties increased due to increasing year-over-year same-store sales of 2.9% at franchise locations.

Franchise Fees and Other Income

Franchise fees and other income increased $0.6 million in fiscal 2003 as compared to fiscal 2002. The increase is primarily the result of franchise fees received in 2003 for the sale of 22 restaurants between the Company and a new franchisee in fiscal year 2003.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $55.0 million or 31.6% of restaurant sales in fiscal 2003 compared with 30.7% in fiscal 2002. The increase in these costs as a percentage of restaurant sales was due to increased beef and cheese prices during 2003 as compared to 2002, net of increased volume rebates for soda syrup.

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

General and Administrative Expenses

General and administrative expenses were $14.4 million, or 7.6% of total revenues for fiscal 2003 compared to $12.1 million, or 6.8% of total revenues for fiscal 2002. These costs have increased due to increased professional fees for income tax related matters and legal costs to protect the Company’s trademarks and rights in 2003.

Advertising

Advertising expense was $10.8 million or 6.2% of restaurant sales in fiscal 2003 as compared to $10.3 million, or 6.3% of restaurant sales for 2002. The increase was due primarily to increased spending on media for the motor sports initiative which began in the second quarter of 2003.

Impairment of Long-Lived Assets

During fiscal 2003, the Company recorded impairment charges of $0.4 million. These impairments were for obsolete equipment and assets located at two restaurants based upon the review of their current and projected operating results. During 2002, the Company recognized $7.4 million in impairment charges. During 2002, the Company completed an evaluation of properties held for sale by obtaining appraisals on land and buildings for six locations which resulted in an impairment of $0.3 million. Likewise, an impairment of $0.8 million was necessary to reflect fair market value of non-standard modular buildings and equipment held for sale. An additional $0.7 million charge was recognized for five restaurant buildings in New Orleans, which management initiated plans during 2002 to replace in 2003. The Company also reviewed historical and projected cash flows of all operating restaurants and recorded impairment charges for 58 under-performing restaurants of $5.6 million.

Restaurant Retirement Costs

During fiscal 2003, the Company recognized a benefit of $0.4 million, resulting from management’s successful negotiation out of lease obligations previously reserved for in the reserve for restaurant relocation and abandoned sites. During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. The Company remains obligated to make ongoing lease payments on 17 vacant sites and seven other sites which are subleased for less than the Company’s lease cost.

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

We have working capital of $0.8 million at January 3, 2005 as compared to $7.3 million at December 29, 2003. Cash and cash equivalents decreased $6.5 million to $7.1 million since the fiscal year ended December 29, 2003. Other current assets increased $0.6 million and total current liabilities increased $0.5 million.

The Company had a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allowed it to borrow up to $3 million, which was available through December 31, 2004. On December 17, 2004, the Company extended the term through April 30, 2005. The agreement allows the Company to borrow at 2.2% plus the 7-year interest rate swap published in the Federal Reserve Statistical Release. The Company utilized approximately $1.2 million of this line for two new restaurants located in Indiana and Louisiana during the fourth quarter of 2004. During fiscal year 2002, the Company had received separate commitments from two lenders for financing. The commitments were for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch was available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 440 basis points. The credit facility with CNL Franchise Network, LP (CNL) was available through December 31, 2003. The agreement committed CNL to enter into a sale-leaseback transaction for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. Both commitments expired under their original terms.

Cash flow provided by operating activities was $26.5 million for fiscal year 2004 as compared to $16.4 million for fiscal year 2003. Current year operating cash flows are largely attributable to current profits net of non-cash expenses, a $0.6 million decrease in outstanding accounts receivable and a $0.3 million increase in accrued liabilities, partially offset by a $1.0 million increase to notes receivable and a $0.4 million decrease in accounts payable.

Cash flow used for investing activities was $15.7 million and related primarily to $19.7 million in capital expenditures and renovations as well as $0.8 million for the acquisition of seven restaurants in Jacksonville, Florida. These expenditures were partially offset by proceeds of $4.8 million from the sale of restaurants and other capital assets.

Cash used by financing activities was $17.3 million. We paid down principal of $5.8 million and $3.1 million on outstanding debt in fiscal 2004 and 2003, respectively. In fiscal 2004, the Company purchased treasury stock for $14.3 million and decreased restricted cash by $0.2 million. These outlays were partially offset by receipts of $1.4 million from the exercise of stock options during the year ended January 3, 2005 along with $1.2 million borrowed against the Company’s line of credit with U.S. Bancorp Equipment Finance, Inc. We continue to evaluate the Company’s capital structure and refinancing opportunities.

We have capital lease receivables for certain restaurants previously sold which are subject to capital lease and mortgage obligations for which we continue to be the primary obligor, and have equivalent liabilities recorded. The amount of capital lease receivables as of January 3, 2005 was $5.0 million.

The Company, as original lessee, has also subleased certain land associated with the sale of Company-operated restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income recorded for January 3, 2005, December 29, 2003 and December 30, 2002, was $7.8 million, $7.6 million and $8.0 million, respectively.

Capital expenditures for fiscal 2005 are expected to total approximately $16.2 million. These expenditures include the development of new restaurants, the remodeling of existing restaurants as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash at January 3, 2005, the expected cash provided from operations, and the available credit facility with U.S. Bancorp Equipment Finance, Inc. will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for fiscal year 2004.

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

Gains associated with the sale of certain Company-operated restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-operated restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 3, 2005 was approximately $5.0 million. We have recorded deferred gains of $3.2 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in our consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for $0.4 million and $2.8 million, respectively and will be recognized over the next 15 years. Additionally, the Company has deferred approximately $0.1 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-operated restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next five years.

In September 2004, the Company recorded a deferred gain of $1.5 million in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. The deferred gain will be recognized over the remaining lease term.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed an undiscounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments or recoveries are recorded to adjust the asset values to the amount recoverable under the undiscounted cash flow analysis, in accordance with SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $0.1 million in 2004, $0.4 million for the fiscal year 2003 and $7.4 million for the fiscal year 2002. For further discussion, see Note 1(j) “Summary of Significant Accounting Policies—Valuation of Long-Lived Assets” of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

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

Restaurant Retirement Costs—Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, costs associated with relocating the modular restaurant to a storage facility, and any other retirement costs. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than one year to 11 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity. During fiscal 2004, the Company recognized a benefit of $0.1 million for successful termination of certain remaining lease obligations and other adjustments based on review of total expected outflows.

Accounting for Income Taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. At January 3, 2005, there is a valuation allowance of $30.1 million recorded against approximately $54.3 million of the gross deferred tax assets.

Accounting for Leases and Leasehold Assets—The Company accounts for leases and assets associated with leased property in accordance with SFAS No. 13, “Accounting for Leases.” We amortize leasehold assets over the shorter of ten years or the remaining lease term. To the extent the assets are added after the initial lease start-up period, generally one year, the depreciable life may extend into a subsequent option period. Likewise, for purposes of recognizing rent expense, the Company utilizes the lease commencement date through the end of the lease or option term, unless renewal of lease options has been determined to be reasonably assured. In the instance the Company is obligated to pay rent based on a percentage of sales, such rent expense is recognized once the minimum sales volume is achieved. We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 3, 2005, December 29, 2003 and December 30, 2002, was $7.8 million, $7.6 million and $8.0 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Accrued Self Insurance—The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $3.8 million in restricted cash as of January 3, 2005 as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R)

requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. The Company projects the compensation expense associated with adopting SFAS 123(R) will approximate $577,000 in 2005 for the 3rd and 4th quarters of 2005. This estimate applies only to options issued but not yet vested. Options issued after the effective date will increase compensation expense above this estimate. Refer to Note 1(d) of the Notes to the Consolidated Financial Statements for a proforma calculation of the effect non-cash compensation has had on current and prior year financial results.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has concluded that there are no variable interest entities that require consolidation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement was effective for fiscal years beginning after June 15, 2002. We adopted the standard effective December 31, 2002, and have recorded the impact of such obligations on our consolidated balance sheet and consolidated statement of operations for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated statement of operations for the year ended December 29, 2003 was $57,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $7,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs. Had the change in accounting principle been retroactively recorded, the pro forma net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 29, 2003	December 30, 2002
Net income, as reported	$15,783	$(1,706)
Change: assuming retroactive adjustment of the change in accounting principle	51	(7)

Pro forma net income	$15,834	$(1,713)

Earnings per share:
Basic - as reported	1.31	(0.14)
Basic - pro forma	1.31	(0.14)

Diluted - as reported	1.23	(0.14)
Diluted - pro forma	1.23	(0.14)

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

Contractual Obligations

The Company is obligated under future commitments as part of its normal business operations. The future commitments are for long term debt, capital lease obligations, operating lease payments and other long-term liabilities summarized as follows:

	Obligations due by period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)	$29,028	$2,911	$5,858	$5,858	$14,401
Capital lease obligations(1)	8,466	2,149	1,473	1,136	3,708
Operating lease payments	104,597	18,164	32,100	20,072	34,261
Long term reserves for restaurant relocations and abandoned sites	4,111	785	689	557	2,080
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	8,943	—	2,460	2,008	4,475

	$155,145	$24,009	$42,580	$29,631	$58,925

(1)	The maturity on our Long Term Debt and Capital Lease Obligations could be accelerated if we do not maintain certain covenants. The amounts presented for these commitments include an interest component.

Risks Factors That May Affect Results of Operations and Financial Condition

The following risk factors and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

We may experience operating losses if we cannot sustain our current sales volume.    In years prior to fiscal 2003, the Company experienced significant losses in several previous years. While we have had net income in 2003 and thereafter, we cannot assure you that we will not have a loss in the current and future fiscal years. Our prior years’ losses were primarily caused by impairment charges related to lower restaurant sales at certain restaurants during these periods, and these losses may occur again if we are unable to sustain our current level of sales.

Our available cash is limited by our debt service obligations.    At January 3, 2005, we had outstanding long term debt and capital lease obligations of approximately $22.8 million, pursuant to which we are required to make principal, interest and lease payments. During fiscal 2004, we paid $2.5 million in interest on our long term debt. Our debt service and capital lease obligations limit our available cash flow.

Our debt and lease agreements contain financial covenants.    We are subject to certain restrictive financial and non-financial covenants under certain of our debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. Though we were in compliance with all financial and non-financial covenants at January 3, 2005, if we are unable to make the required interest payments or to comply with the provisions of our debt covenants, our creditors may accelerate the due date of our debt and foreclose upon the operating assets we used to secure these obligations. Any such actions would adversely affect our operations and strain our cash flow.

We may incur substantial liability arising from lawsuits to which we are a party.    We are parties to the litigation described in Item 8. Note 12(d) “Commitments and Contingencies-Litigation”, in this filing. Although we cannot determine at this time the outcome of the lawsuits to which we are a party, if the result in one or more of the cases is adverse to us, the potential liability could be material. In addition, we believe that the costs of defending these actions could be significant. The litigation matters include disputes with our franchisees and include claims of fraud and violations of state franchise laws.

There are many risks associated with the food services industry.    The food service industry is affected by changes in consumer tastes, national, regional, and local economic conditions, demographic trends, traffic patterns and the type, number, and location of competing restaurants. Food service chains can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns (including food-borne illness claims) stemming from one restaurant or a limited number of restaurants. Claims relating to foreign objects or food-borne illness are common in the food services industry and a number of such claims may exist at any given time. Dependence on frequent deliveries of produce and supplies also subjects food service businesses such as ours to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could adversely affect the availability, quality, and cost of ingredients. In addition, material changes in, or our failure to comply with, applicable federal, state, and local government regulations, and factors such as inflation, increased food, labor, and employee benefits costs, regional weather conditions and the availability of an adequate number of experienced managers and hourly employees may also adversely affect the food service industry in general and our results of operations and financial condition.

The quick-service restaurant industry is intensely competitive and our operating results may be adversely affected by our need to adjust our operations to meet this competition.    There is intense competition in the quick-service restaurant industry which can adversely affect our operations. We expect to continue to experience intense competition, especially from the major chains, which have substantially greater financial resources and longer operating histories then us, and dominate the quick-service restaurant industry. We compete primarily on the basis of food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have a material adverse impact on our sales, earnings and growth. In order to compete with each other, all of the major quick-service chains have increasingly offered selected food items and combination meals at discounted prices. We anticipate that the major quick-service hamburger chains will continue to offer promotions of value priced meals, many specifically targeting the $.99 price point at which we sell many of our products. As a result, we cannot rely on low prices to give us a competitive advantage.

Our growth strategy is dependent upon franchisees.    As of January 3, 2005, 207 restaurants were operated by us, and 581 were operated by franchisees. Our growth strategy will continue to be heavily dependent upon the opening of new restaurants owned by franchisees, and the manner in which they operate and develop their restaurants to promote and develop our concepts and our reputation for quality food and speed of service. The opening and success of restaurants is dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to hire and train qualified personnel, the financial and other capabilities of our franchisees and area developers, and general economic and business conditions. Many of these factors are beyond our control or the control of our franchisees and area developers.

We may be harmed by actions taken by our franchisees that are outside of our control.    Franchisees are independent operators and are not our employees. We provide training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, area developers and individual franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If they do not, our image and reputation may suffer, and system wide sales could decline.

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

If we are not able to anticipate and react to our food and labor costs, our profitability could be adversely affected.    Our restaurants’ operating costs consist principally of food and labor costs. Our profitability is dependent in part on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions governmental regulation and increases in minimum wage requirements, may affect our food and labor costs. We may not be able to anticipate and react to changing food costs, whether through purchasing practices, menu composition or menu price adjustment in the future. In the event that food or labor price increases cause us to increase our menu prices, we face the risk that our customers will choose our competitors if their prices are lower. Failure to react to changing food costs, or retaining customers if we are forced to raise menu prices, could have a material adverse effect on our business and results of operations.

Our ability to develop new franchised restaurants and to enforce contractual rights against franchisees may be adversely affected by franchise laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.    As a franchisor, we are subject to regulation by both the Federal Trade Commission and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues. If we are unable to sell new franchises, we will not be able to accomplish our growth strategy. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised restaurants will negatively affect us and our growth strategy more than if we planned to develop additional Company restaurants.

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

You should not rely on our same-store sales as an indication of our future results of operations because they may fluctuate significantly.    A number of factors have historically affected, and will continue to affect, our same-store sales results. Such factors include unusually strong sales performance by new restaurants (operated at least one year), competition, regional and national economic conditions, consumer trends, and our ability to execute our business strategy effectively. Significant fluctuations could result in lower than planned sales, adversely impacting our profitability goals and straining cash flow.

Future sales of shares of our common stock could decrease its market price.    As of February 28, 2005, we had 12,922,543 shares of our common stock outstanding and grants of options outstanding to purchase a total of 2,702,883 shares of our common stock. Possible or actual sales of any of these shares under Rule 144 or otherwise may in the future decrease the price of shares of our common stock.

Our largest stockholders still have a significant influence on matters put to a vote.    The percentage interest held by our largest shareholders may have significant influence on elections of directors and other matters put to a vote of stockholders. Ownership percentages of such large shareholders can be found under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or about April 25, 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate and Foreign Exchange Rate Fluctuations

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 5.9% to 16.4%. An increase in short-term and long-term interest rates would result in a reduction of pre-tax earnings. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to in the foreseeable future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Checkers Drive-In Restaurants, Inc. did not maintain effective internal control over financial reporting as of January 3, 2005, because of the effect of the Company’s lack of sufficient resources and expertise to properly account for income taxes and complex non-routine transactions, and the lack of adequate personnel resources to perform effective supervisory reviews of significant non-routine transactions and related accounting entries, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Checkers Drive-In Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: The Company lacked sufficient personnel resources with adequate expertise to properly account for income tax matters and complex non-routine transactions in accordance with U.S. generally accepted accounting principles. As a result, material errors in interim and annual calculations of income tax expense were identified and corrected prior to issuance of the Company’s consolidated financial statements as of and for the year ended January 3, 2005. In addition, the Company lacked sufficient personnel resources with adequate knowledge of accounting and financial reporting to perform effective supervisory reviews of significant non-routine transactions and the related accounting entries. As a result, errors occurred in the Company’s accounting for leases, which could have been material to the Company’s consolidated financial statements were identified in

2004. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Checkers Drive-In Restaurants, Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of January 3, 2005 and the consolidated statements of operations and comprehensive income (loss), and stockholders’ equity, and this report does not affect our report dated April 4, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Checkers Drive-In Restaurants, Inc. did not maintain effective internal control over financial reporting as of January 3, 2005, is fairly stated, in all material respects, based on the control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Checkers Drive-In Restaurants, Inc. has not maintained effective internal control over financial reporting as of January 3, 2005, based on the control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Orlando, Florida

April 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005 and December 29, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005 and December 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective December 31, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Checkers Drive-In Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of January 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida

April 4, 2005

CHECKERS DRIVE- IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 3, 2005	December 29, 2003
Current Assets:
Cash and cash equivalents	$7,075	$13,566
Accounts, notes and leases receivable, net	2,633	3,182
Inventory	1,062	1,112
Prepaid rent	1,246	1,522
Deferred income tax assets	4,894	3,585
Property and equipment held for sale	1,560	1,313
Other current assets	383	498

Total current assets	18,853	24,778

Restricted cash	3,943	4,141
Property and equipment, net	55,309	47,270
Notes receivable, net—less current portion	5,082	4,325
Leases receivable, net—less current portion	4,555	5,371
Intangible assets, net	24,024	24,290
Deferred income tax assets	11,094	17,934
Other assets	1,170	1,326

Total assets	$124,030	$129,435

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$2,064	$3,071
Accounts payable	4,724	5,110
Current portion of reserves for restaurant relocations and abandoned sites	785	999
Accrued wages and benefits	2,890	2,166
Current portion of accrued self insurance	1,390	1,327
Accrued liabilities	6,180	4,832

Total current liabilities	18,033	17,505

Long-term debt, less current maturities	17,082	19,974
Obligations under capital leases, less current maturities	3,694	4,982
Reserves for restaurant relocations and abandoned sites, net of current portion	3,326	4,602
Deferred revenue	4,895	4,249
Accrued self insurance, net of current portion	2,860	3,366
Other long-term liabilities	1,188	1,290

Total liabilities	51,078	55,968

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at January 3, 2005 and December 29, 2003.	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,812,826 at January 3, 2005 and 12,541,588 at December 29, 2003	13	12
Additional paid-in capital	150,003	147,733
Accumulated deficit	(59,092)	(70,583)

	90,924	77,162

Less: Treasury stock, 1,785,900 shares at January 3, 2005 and 500,000 shares at December 29, 2003, at cost	(17,972)	(3,695)

Total stockholders’ equity	72,952	73,467

	$124,030	$129,435

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
REVENUES:
Restaurant sales	$176,319	$174,231	$164,063
Franchise royalty revenue	17,125	15,136	14,583
Franchise fees and other income	805	952	400

Total revenues	$194,249	$190,319	$179,046
COSTS AND EXPENSES:
Restaurant food and paper costs	56,696	55,029	50,380
Restaurant labor costs	51,841	52,985	52,132
Restaurant occupancy expense	11,198	12,313	12,468
Restaurant depreciation and amortization	7,293	6,012	6,180
Other restaurant operating expenses	22,103	22,223	22,313
General and administrative expenses	13,553	14,419	12,124
Advertising	10,828	10,822	10,312
Bad debt expense	250	333	347
Non-cash compensation	544	46	100
Other depreciation and amortization	1,140	908	705
Impairment of long-lived assets	56	361	7,420
Restaurant retirement costs	(115)	(446)	5,196
Gain on sales of assets	(77)	(1,963)	(789)

Total costs and expenses	$175,310	$173,042	$178,888

Operating income	18,939	17,277	158
OTHER INCOME (EXPENSE):
Interest income	1,035	1,099	1,388
Interest expense	(2,329)	(2,629)	(3,241)

Income (loss) before minority interest, income tax expense (benefit) and cumulative effect of change in accounting principle	17,645	15,747	(1,695)
Minority interest in operations of joint ventures	—	(99)	28

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	17,645	15,648	(1,667)
Income tax expense (benefit)	6,154	(186)	39

Income (loss) before cumulative effect of change in accounting principle	11,491	15,834	(1,706)
Cumulative effect of change in accounting principle (net of tax)	—	51	—

NET INCOME (LOSS)	$11,491	$15,783	$(1,706)

COMPREHENSIVE INCOME (LOSS)	$11,491	$15,783	$(1,706)

Basic earnings (loss) per share	$0.99	$1.31	$(0.14)

Diluted earnings (loss) per share	$0.92	$1.23	$(0.14)

Weighted average number of common shares outstanding:
Basic	11,633	12,047	11,895

Diluted	12,491	12,845	11,895

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Note receivable -officer	Total equity
Balances at January 1, 2002	$—	$11	$143,004	$(82,891)	$(400)	$(100)	$59,624
Non-cash compensation	—	—	100	—	—	—	100
Exercise of 206,587 stock options	—	—	660	—	—	—	660
Exercise of 17,005,602 stock warrants	—	1	1,914	—	—	—	1,915
Issuance of treasury stock under an employment agreement	—	—	—	(32)	144	—	112
Purchase of common stock for treasury	—	—	—	—	(209)	—	(209)
Note payment—officer	—	—	—	—	—	33	33
Net loss	—	—	—	(1,706)	—	—	(1,706)

Balances at December 30, 2002	—	12	145,678	(84,629)	(465)	(67)	60,529
Non-cash compensation	—	—	46	—	—	—	46
Exercise of 405,591 stock options	—	—	1,225	—	—	—	1,225
Issuance of treasury stock under an employment agreement	—	—	—	(26)	141	—	115
Purchase of common stock for treasury	—	—	—	—	(5,082)	—	(5,082)
Retirement of treasury stock	—	—	—	(1,711)	1,711	—	—
Note payment—officer	—	—	—	—	—	67	67
Income tax benefits credited to equity			784				784
Net income	—	—	—	15,783	—	—	15,783

Balances at December 29, 2003	—	12	147,733	(70,583)	(3,695)	—	73,467
Exercise of 221,238 stock options	—	1	1,430	—	—	—	1,431
Purchase of common stock for treasury	—	—	—	—	(14,277)	—	(14,277)
Income tax benefits credited to equity	—	—	296	—	—	—	296
Issuance of stock as non-cash compensation	—	—	544	—	—	—	544
Net income	—	—	—	11,491	—	—	11,491

Balances at January 3, 2005	$—	$13	$150,003	$(59,092)	$(17,972)	$—	$72,952

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Cash flows from operating activities:
Net income (loss)	$11,491	$15,783	$(1,706)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,433	6,920	6,885
Amortization of deferred loan costs	125	255	221
Cumulative effect of change in accounting principle	—	51	—
Impairment of long-lived assets	56	361	7,420
Deferred tax (benefit)/expense	5,531	(410)	—
Provisions for bad debts	250	333	347
Non-cash stock compensation	544	—	—
Compensation expense arising from stock option awards, net of tax	296	86	100
Gain on sale of property and equipment	(77)	(1,963)	(789)
Minority interests in operations of joint ventures	—	100	(28)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	641	(632)	795
Decrease (increase) in notes and leases receivable	(1,037)	376	717
Decrease (increase) in inventory	29	(86)	177
Decrease (increase) in prepaid expenses and other current assets	162	286	(225)
Decrease in other assets	146	17	123
Decrease in accounts payable	(386)	(1,133)	(349)
Increase (decrease) in accrued liabilities	316	(3,924)	3,516

Net cash provided by operating activities	$26,520	$16,420	$17,204

Cash flows from investing activities:
Capital expenditures	(19,743)	(12,630)	(7,478)
Acquisitions of restaurants and equity interest, net of cash acquired	(815)	(1,849)	(1,099)
Proceeds from sale of assets	4,826	4,627	2,489

Net cash used in investing activities	$(15,732)	$(9,852)	$(6,088)

Cash flows from financing activities:
Decrease (increase) in restricted cash	198	(319)	(339)
Proceeds from exercise of stock options and warrants	1,431	1,225	2,575
Proceeds from issuance of long-term debt	1,173	—	566
Principal payments on long-term debt and capital lease obligations	(5,804)	(3,144)	(6,498)
Purchase of common stock for treasury	(14,277)	(5,082)	(209)
Proceeds from repayment of officer note	—	67	33
Distributions to minority interests	—	(72)	(80)

Net cash used in financing activities	$(17,279)	$(7,325)	$(3,952)

Net increase (decrease) in cash	(6,491)	(757)	7,164
Cash at beginning of period	13,566	14,323	7,159

Cash at end of period	$7,075	$13,566	$14,323

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

Although there are no joint ventures as of January 3, 2005, the accounts of the joint ventures in existence prior to the end of the current fiscal year have been included with those of the Company in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated and minority interests have been established for the outside partners’ interests.

The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. Fiscal years 2003 and 2002 contain 52 weeks, while fiscal year 2004 contains 53 weeks.

b)  Purpose and Organization—Our principal business is the operation and franchising of Checkers and Rally’s restaurants. At January 3, 2005, there were 369 Rally’s restaurants operating in 16 different states and 419 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. Of those restaurants, 207 were Company operated and 581 were operated by franchisees.

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

d)  Stock Based Compensation—We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations” (APB No. 25). We account for stock based compensation to non-employees using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)
	For the Years Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Net income, as reported	$11,491	$15,783	$(1,706)
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,920)	$(1,089)	$(3,611)

Pro forma net income	$9,571	$14,694	$(5,317)

Earnings per share:
Basic—as reported	$0.99	$1.31	$(0.14)
Basic—pro forma	$0.82	$1.22	$(0.45)
Diluted—as reported	$0.92	$1.23	$(0.14)
Diluted—pro forma	$0.77	$1.14	$(0.45)

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	2004	2003	2002
Risk-free interest rates	1.16%	1.13%	1.44%
Volatility	61%	66%	38%
Expected lives (months)	48	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of not making dividend payments.

On June 17, 2004, the Company awarded 50,000 shares of stock to Non-Employee directors at $10.87 per share. Non-cash compensation expense of $543,500 was recorded in the accompanying statement of operations.

e)  New Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005. The Company projects the compensation expense associated with adopting SFAS 123(R) will total approximately $577,000 for the 3rd and 4th quarters of 2005. This estimate applies only to options issued but not yet vested. Options issued after the effective date will increase compensation expense above this estimate. Refer to Note 1(d) for a proforma calculation of the effect non-cash compensation has had on current and prior year financial results.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 was revised with FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has concluded that there are no variable interest entities that require consolidation.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and financial accounting and reporting for obligations associated with the retirement of tangible long-lived asset retirement costs. This statement requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying value of the long-lived asset. This statement was effective for fiscal years beginning after June 15, 2002. We adopted the standard effective December 31, 2002, and have recorded the impact of such obligations on our consolidated balance sheet and consolidated statement of operations for estimated costs to return the premises to their previous states for those leased premises with such contractual obligations. The depreciable base of property and equipment was increased by $10,321, net of accumulated depreciation of $15,662 for the cumulative effect of the change as of the end of our fiscal year December 30, 2002. The asset retirement obligation, included in other long-term liabilities, recorded for the cumulative effect of the change as of December 30, 2002 was $60,993. The impact on the consolidated statement of operations for the year ended December 29, 2003 was $57,672, of which $50,672 is reflected as a cumulative effect of the adoption of SFAS No. 143 and an additional $7,000 of ongoing expense reflected in restaurant depreciation and restaurant retirement costs. Had the change in accounting principle been retroactively recorded, the pro forma net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts)	For the Year Ended
	December 29, 2003	December 30, 2002
Net income, as reported	$15,783	$(1,706)
Change: assuming retroactive adjustment of the change in accounting principle	51	(7)

Pro forma net income	$15,834	$(1,713)

Earnings per share:
Basic - as reported	1.31	(0.14)
Basic - pro forma	1.31	(0.14)

Diluted - as reported	1.23	(0.14)
Diluted - pro forma	1.23	(0.14)

f)  Cash and Cash Equivalents—We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company’s obligations for potential workers’ compensation claims.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

g)  Receivables—Receivables consist primarily of royalties, franchise fees and notes due from franchisees. A rollforward of the allowance for doubtful receivables is as follows:

Description	Balance at Beginning of year	Additions		Deductions Charged to Other Accounts	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Year Ended January 3, 2005
Accounts Receivable	$3,930	$250	$(250)	$238	$3,692
Notes Receivable	1,095	—	250	—	1,345

	$5,025	$249	$—	$237	$5,037

Year Ended December 29, 2003
Accounts Receivable	$3,616	$333	$9	$28	$3,930
Notes Receivable	1,081	—	14	—	1,095

	$4,697	$333	$23	$28	$5,025

Year Ended December 30, 2002
Accounts Receivable	$3,570	$347	$91	$392	$3,616
Notes Receivable	1,086	—	129	134	1,081

	$4,656	$347	$220	$526	$4,697

h)  Inventory—Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

i)  Property and Equipment—Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value less disposal cost. Held for sale assets are not depreciated. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful life, generally ten years or the remaining lease term. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we consider for triggering our impairment review include, individual restaurant performance relative to

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical and projected future operating results, as well as negative economic and industry trends that occur within the restaurant industry. Once a trigger is met, we review the historical and projected cash flows of each restaurant and perform a undiscounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period or the remaining lease term. This period of time is selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. We recognized impairments of property, equipment and intangible assets of approximately $0.1 million for fiscal year 2004 and $0.4 million for fiscal year 2003.

As part of the 1999 restructuring plan, several markets of Company-operated restaurants were identified to be sold to repay $52 million of debt scheduled to mature within one year. In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” management committed to a plan to sell these specific locations in 1999, specified a plan for marketing them, began that plan before the 1999 fiscal year ended, and anticipated sales within a year. Management continued to actively market these restaurants during 2000 and 2001; however, as of December 30, 2002, these assets were reclassified from Held for Sale to Held for Use. The decision not to sell the 45 restaurants in 2001 related primarily to two factors: 1) the $52 million of maturing debt had been repaid or refinanced successfully from the proceeds from the sales of other restaurants; and 2) changes occurring in the senior management team of the Company and their decisions relating to the future direction of the Company.

k)  Valuation of Intangible Assets—We assess the impairment of intangible assets on an annual basis, including such assets as franchise rights, tradename and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” we ceased to amortize approximately $24 million of goodwill and $17.5 million for the intangible value of our tradename in fiscal 2002. During fiscal year 2003, the Company reversed $29.7 million of the valuation allowance for deferred tax assets. As a result, $23.5 million was recorded as a reduction of goodwill.

In lieu of amortization, we performed an initial impairment review of our intangible assets as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002, December 29, 2003 and January 3, 2005. Based on these reviews, no adjustment was required, and we do not believe circumstances have changed since January 3, 2005 which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consist of the following:

	2004	2003
Goodwill	$4,094	$4,094
Reacquired franchise rights	591	667
Tradename	17,548	17,548
Amortizable intangible assets	1,791	1,981

Intangible assets, net	$24,024	$24,290

Amortizable intangible assets:

	January 3, 2005			December 29, 2003			Estimated Lives
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net
Reacquired franchise rights	$1,182	$(338)	$844	$1,182	$(255)	$927	1-11 years
Other intangibles	3,009	(2,062)	947	3,009	(1,955)	1,054	10-25 years

Total amortizable intangible assets:	$4,191	$(2,400)	$1,791	$4,191	$(2,210)	$1,981

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2005	$175
2006	175
2007	175
2008	175
2009	175

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

Gains associated with the sale of certain Company-operated restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-operated restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 3, 2005 was approximately $5.0 million. We have recorded deferred gains of $3.2 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.4 million and $2.8 million, respectively as of January 3, 2005, $0.5 million and $3.9 million, as of December 29, 2003, and will be recognized over the next 15 years. Additionally, the Company has deferred approximately $0.1 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-operated restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next five years.

In September 2004, the Company recorded a deferred gain of $1.5 million in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three owned and operating restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. The deferred gain will be recognized over the remaining lease term.

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

p)  Leases and Leasehold Assets—The Company accounts for leases and assets associated with leased property in accordance with SFAS No. 13, “Accounting for Leases.” We amortize leasehold assets over the shorter of ten years or the remaining lease term. To the extent the assets are added after the initial lease start-up period, generally one year, the depreciable life may extend into a subsequent option period. Likewise, for purposes of recognizing rent expense, the Company utilizes the lease commencement date through the end of the lease or option term, unless renewal of lease options has been determined to be reasonably assured. In the instance the Company is obligated to pay rent based on a percentage of sales, such rent expense is recognized once the minimum sales volume is achieved. We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 3, 2005, December 29, 2003 and December 30, 2002, was $7.8 million, $7.6 million and $8.0 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

q)  Supplemental Disclosures of Cash Flow Information

	January 3, 2005	December 29, 2003	December 30, 2002
Interest paid	$2,473	$2,624	$3,223
Income taxes paid	$234	$104	$59
Capital lease obligations incurred	$—	$203	$—

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Company acquired seven restaurants located in the Jacksonville, Florida market from a franchisee. During fiscal 2003, we acquired three restaurants from former franchisees. We also acquired the minority partner’s share in a restaurant previously operated as a joint venture. During fiscal 2002, we acquired 23 restaurants from former franchisees, as well as a joint venture partner’s minority interest.

These acquisitions were recorded as follows:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Fair value of assets acquired	$1,999	$1,849	$2,021
Receivables forgiven	(307)	—	(675)
Liabilities assumed	(877)	—	(247)

Cash paid	$815	$1,849	$1,099

In conjunction with the sale of restaurants in fiscal 2003 and 2002 the Company accepted notes of approximately $1.0 million and $1.3 million, respectively, with maturities through December 2010. The gains associated with the sales in 2002 were deferred and are being recognized over the life of the respective notes. In addition, capital lease receivables were recorded in 1999 and 2000 for $9.4 million based on the assumption of the restaurant lease obligations by the purchasers. These capital lease receivables have maturities through January 2019.

r)  Disclosures about Fair Values of Financial Instruments—The consolidated balance sheets as of January 3, 2005 and December 29, 2003 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, investments, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

s)  Segment Reporting—As of January 3, 2005, the Company operated 207 Checkers Drive-In and Rally’s Hamburgers restaurants in the United States as part of a single operating segment, the quick-service restaurant industry.

t)  Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include the valuation of property and equipment, intangible assets, reserves for restaurant relocations and abandoned sites, allowances for doubtful accounts and valuation of deferred tax assets and liabilities.

u)  Reclassifications—Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:    ACQUISITIONS

On April 8, 2004, the Company acquired seven restaurants located in the Jacksonville, Florida market from a franchisee. The purchase price for the restaurants totaled $2.0 million, including $0.8 million in cash, $0.9 million relating to the assumption of liabilities and $0.3 million relating to the forgiveness of amounts owed by the franchisee to the Company.

On September 9, 2003, the Company acquired three franchisee-operated restaurants located in the Tampa market. The purchase price for the restaurants, including land on which they are located, totaled approximately $1.6 million.

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

NOTE 3:    ACCOUNTING CHARGES & LOSS PROVISIONS

Restaurant Impairment Charges

Certain charges have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company’s sales and profit performance, and the then-current revenue and profit strategies.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded impairment charges of $0.1 million for fiscal year 2004. These charges related to the impairment of drive-thru equipment deemed obsolete in 2004. The company recorded impairment charges of $0.4 million during fiscal year 2003. These impairments were for property and equipment and assets located at two restaurants based upon our review of their current and projected operating results.

During 2002, the Company recognized $7.4 million in impairment charges. Included in the $7.4 million charge were 58 restaurants evaluated in accordance with the held and used criteria of FAS 144 resulting in an impairment charge of $5.6 million. An additional $0.7 million charge was recognized for five restaurant buildings in New Orleans held for use which management initiated plans near the beginning of the fourth quarter of 2002 to replace at the beginning of 2003. The events we considered for triggering our impairment review included, individual restaurant performance relative to historical and projected future operating results in our assessment, and the negative economic and industry trends that took place during the last quarter of the year within the restaurant industry. In applying SFAS No. 144, we reviewed historical and projected operating results and cash flows of all restaurants. Based on this review, it was determined that the carrying amount for 58 restaurants exceeded their fair value. As these restaurants were evaluated under the held and used criteria in accordance with FAS 144, the company performed a discounted cash flow analysis for each identified restaurant based on projected results over a period of time selected, based on the estimated remaining useful life of the related assets. Impairments were recorded for all underperforming restaurants to adjust their carrying values to fair value.

Also in 2002, six vacant sites and 21 non-conforming modular buildings were evaluated in accordance with the held for sale criteria of FAS 144 resulting in an impairment charge of $1.1 million. Included in the $1.1 million, the Company performed a timely evaluation of its properties classified as held for sale by obtaining appraisals on land and buildings for six locations. The results of these appraisals resulted in a charge of $0.3 million. In addition, an impairment of $0.8 million was required to write down to their estimated fair value certain non-standard modular buildings and equipment previously held for sale due to the lack of an active market for these non-conforming modular buildings and managements’ decision not to use these buildings for future development.

Restaurant Retirement Charges

During fiscal 2004, the Company recognized an expense of $0.1 million, resulting from adjustments recorded to reflect management’s expectation of future obligation net of management’s successful negotiation out of lease obligations previously reserved for. During fiscal 2003, the Company recognized a benefit of $0.4 million, resulting from management’s successful negotiation out of lease obligations previously reserved for. During 2002, the Company recognized charges of $5.2 million from restaurant closures related to the estimated future cost of surplus properties. These charges represent only properties held under operating leases. The Company remains directly obligated to make lease payments on 15 vacant sites plus four other sites which are subleased for amounts less than the Company’s original lease obligation. While the lease agreements do allow for subleasing, they do not allow for cancellation.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the charges for restaurant retirement costs and impairment charges:

Description	Balance at Beginning of Year	Additions Charged to Expense	Cash Outlays	Other Changes	Balance at End of Year
Year ended January 3, 2005
Impairment of long-lived assets	$—	$56	$—	$(56)	—
Accrual for closed restaurant expenses presented as restaurant retirement costs	5,601	(476)	(1,014)	—	4,111

	$5,601	$(420)	$(1,014)	$(56)	$4,111

Year ended December 29, 2003
Impairment of long-lived assets	$—	$361	$—	$(361)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	7,728	(446)	(1,681)	—	5,601

	$7,728	$(85)	$(1,681)	$(361)	$5,601

Year ended December 30, 2002
Impairment of long-lived assets	$—	$7,420	$—	$(7,420)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	4,427	5,196	(1,895)	—	7,728

	$4,427	$12,616	$(1,895)	$(7,420)	$7,728

The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from less than one year to 11 years.

NOTE 4:    RELATED PARTY TRANSACTIONS

The Company has had transactions with certain companies or individuals, which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company.

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

During 2004, 2003, and 2002, we incurred $107,000, $26,000 and $24,000, respectively in legal fees related to the Mittman litigation and other Corporate matters to the law firm of Christensen, Miller, Fink, Jacob, Glaser, Weil and Shapiro for which a Director of the Company, Terry N. Christensen, is a partner.

During 2003, the Company engaged Peter O’Hara, one of its current Directors, to provide temporary consulting services at a monthly fee of $12,000. Fees for fiscal 2004 and 2003 respectively, were $0 and $48,000.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Related Party Transactions (in thousands):

	Fiscal Year Ended
	January 3, 2005	December 30, 2003
Balance Sheet Amounts
Accounts receivable	$4	$41
Accounts payable	$8	$5
Accrued liabilities	$538	$446

	Fiscal Year Ended
	January 3, 2005	December 30, 2003	December 29, 2002
Expense Amounts
Legal fees	$107	$26	$24
Advertising	$7,148	$7,555	$6,451
General and administrative	—	17	80
Consulting fees	—	48	—
Interest expense	—	—	7

	$7,255	$7,646	$6,562

NOTE 5:    LEASE RECEIVABLE

As a result of the sale of Company-operated restaurants in 2000 and 1999, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 3, 2005 was approximately $5.0 million. As of January 3, 2005, we have deferred gains of $3.2 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the remaining life of the related capital leases, approximately 15 years. The deferred gains are included in the consolidated balance sheets under the captions accrued liabilities-current and deferred revenue for $0.4 million and $2.8 million, respectively, as of January 3, 2005, and $0.5 million and $3.9 million as of December 29, 2003.

We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 3, 2005, December 29, 2003 and December 30, 2002, was $7.8 million, $7.6 million and $8.0 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Following is a schedule, for the next five years and thereafter, of future minimum lease payments receivable for operating leases at January 3, 2005:

Fiscal Year Ended
2005	$9,615
2006	8,961
2007	7,782
2008	6,763
2009	5,150
Thereafter	24,262

Total	$62,533

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6:    PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	January 3, 2005	December 29, 2003	Estimated Useful Lives
Land and improvements	$15,009	$17,578	0-20 years
Leasehold improvements	13,293	14,440	5-20 years
Buildings	41,592	32,060	5-20 years
Equipment, furniture and fixtures	32,507	30,635	3-10 years

	102,401	94,713
Less accumulated depreciation	(48,494)	(49,729)

	53,907	44,984

Property held under capital leases	4,296	4,800	3-20 years
Less accumulated depreciation	(2,894)	(2,514)

	1,402	2,286

Net property and equipment	$55,309	$47,270

Depreciation expense of property and equipment was approximately $8.3 million, $6.6 million and $6.5 million for the fiscal years 2004, 2003 and 2002, respectively.

Note 7:    CREDIT FACILITIES

The Company had a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allowed it to borrow up to $3 million, which was available through December 31, 2004. On December 17, 2004, the Company extended the term through April 30, 2005. The agreement allows the Company to borrow at 2.2% plus the 7-year interest rate swap published in the Federal Reserve Statistical Release. The Company utilized approximately $1.2 million of this line for two new restaurants located in Indiana and Louisiana during the fourth quarter of 2004. During fiscal year 2002, the Company had received separate commitments from two lenders for financing. The commitments were for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch was available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 440 basis points. The credit facility with CNL Franchise Network, LP (CNL) was available through December 31, 2003. The agreement committed CNL to enter into a sale-leaseback transaction for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. Both commitments expired under their original terms.

Note 8:    LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)
	January 3, 2005	December 29, 2003
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (5.9% at January 3, 2005) secured by property and equipment.	$5,791	$8,791
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,577	12,754

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)
	January 3, 2005	December 29, 2003
Line of Credit payable to US Bancorp secured by two Company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest at 2.2% plus the 7 year swap rate (6.6% at January 3, 2005)	1,166	—
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $44.	2,401	2,923
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.3% to 16.4%. The leases are payable in monthly principal and interest installments averaging $83.	1,905	3,358
Notes payable to former Rally’s franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1, 2004, bearing interest at 7.5% and 7.75%. The notes are payable in monthly principal and interest installments of $8 and $15.	—	75
Other notes payable, maturing at various dates through September 17, 2004, secured by property and equipment, bearing interest at 7.70%. The notes are payable in monthly principal and interest installments of $18.	—	126

Total long-term debt and obligations under capital leases	22,840	28,027
Less current installments	(2,064)	(3,071)

Long-term debt, less current maturities	$20,776	$24,956

Although we continue to be obligated, approximately $5.0 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-operated restaurant sales (See Note 5).

Aggregate maturities of long-term debt for the next five years and thereafter are as follows:

Fiscal Year Ended	Amount
2005	$1,452
2006	1,570
2007	1,683
2008	1,809
2009	1,934
Thereafter	10,086

Total	$18,534

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

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of January 3, 2005:

Fiscal Year Ended	Amount
2005	$2,149
2006	773
2007	700
2008	604
2009	532
Thereafter	3,708

Total minimum lease payments	$8,466
Less amount representing interest	(4,160)

Present value of minimum lease payments	$4,306

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all financial and non-financial covenants at January 3, 2005.

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

Under the provisions of SFAS No. 109, the components of the deferred income tax assets and liabilities recognized in the Company’s Consolidated Balance Sheet at January 3, 2005 and December 29, 2003 were as follows (in thousands):

	January 3, 2005	December 29, 2003
Deferred tax assets:
Net operating loss carryforwards	$42,026	$46,543
Accruals, reserves and other	7,424	7,259
Alternative minimum tax and tax credit carryforward	2,081	1,879

Deferred tax assets	$51,531	$55,681

Deferred tax liabilities:
Difference between book and tax basis of property, equipment and intangibles	$(5,337)	$(3,917)
Other	(81)	(58)

Deferred tax liabilities	$(5,418)	$(3,975)

	46,113	51,706
Less valuation allowance	(30,125)	(30,187)

Net deferred tax assets	$15,988	$21,519

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax asset related to net operating loss (NOL) carryforwards represents the tax effect for total NOL’s created in prior years at a 35% rate for federal NOL’s and all applicable rates for state NOL’s.

As a result of the Merger in 1999, both companies (Checkers and Rally’s) experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally’s and Checkers had pre-merger federal net operating loss carryforwards of approximately $52.7 million and $67.0 million, respectively for a combined total of $119.7 million. Federal taxable income over the past four years has reduced the remaining carryforward to $95.6 million. We believe that the limitations imposed by IRC Section 382 could restrict the prospective utilization of the remaining pre-merger federal net operating loss carryforwards to approximately $21.0 million over the life of the net operating losses. The remaining pre-merger federal net operating loss carryforwards of $74.6 million could expire before becoming available under these limitations. The federal and state net operating loss carryforwards are subject to limitation in any given year and will expire through 2018 based upon the year originally incurred. The Company has approximately $9.0 million of post-merger federal net operating loss carryforward available through 2020, and approximately $2.1 million of federal alternative minimum tax credit carryforwards available indefinitely. In addition to the federal NOL’s available, the Company has similar NOL’s available in many of the states that it currently operates in. These NOL’s are subject to similar IRC Section 382 limitations in many of those states.

Management believes that it is more likely than not that the net deferred tax assets will be realized, as a result of the Company’s improved operating results for the past four years, net changes in temporary differences, the utilization of net operating losses, and projected future operating results.

Income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Income from continuing operations	$6,154	$(186)	$39
Cumulative effect of change in accounting principle	—	17	—
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	—	(23,508)	—
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.	(296)	(784)	—

Total income tax expense (benefit)	$5,858	$(24,461)	$39

Income tax expense (benefit) from continuing operations consists of the following:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Current-State	$109	$66	$39
Current-Federal	514	158	—

	623	224	39

Deferred-State	728	(87)	—
Deferred-Federal	4,803	(323)	—

	5,531	(410)	—

Total income tax expense (benefit)	$6,154	$(186)	$39

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Deferred tax expense (benefit) (exclusive of the effects of other components listed below)	$5,593	$5,784	$(688)
Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	—	23,508	—
(Decrease) increase in the beginning-of-the-year balance of the valuation allowance for deferred tax assets	(62)	(29,702)	688

Total deferred income tax expense (benefit)	$5,531	$(410)	$—

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

During the year ended January 3, 2005, the Company identified certain previously unrecognized deferred tax assets and deferred tax liabilities that increased goodwill and decreased net deferred tax assets by approximately $3.1 million as of December 29, 2003.

The Company’s income tax paid represents income taxes assessed for federal alternative minimum tax and at the state level for states where the Company does not have any available net operating losses available or the state has suspended the use of net operating losses during those years.

The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statements of Operations:

	Fiscal Year Ended
	January 3, 2005	December 29, 2003	December 30, 2002
Federal expense (benefit) computed at 35%	$6,176	$5,477	$(653)
State and local income taxes, net of federal income tax expense	544	507	39
Permanent differences and other	(504)	24	(35)
Change in deferred tax asset valuation allowance allocated to income tax expense (benefit)	(62)	(6,194)	688

	$6,154	$(186)	$39

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10:    STOCKHOLDERS’ EQUITY

a)  Stock-Based Compensation Plans—In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the “Directors Plan”). The Directors Plan was amended on August 6, 1997 by the approval of the Company’s stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It provided for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company’s common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and (iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment, and includes up to 5,000,000 shares. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. On September 15, 2000, the Directors Plan was amended a second time to provide for a special one-time grant of 550,000 options to the members of the Board of Directors. It was also amended to allow the Board of Directors to make additional discretionary grants under the directors’ plan, at their sole discretion.

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

The 2001 Plan and the Directors Plan provide that the shares granted come from the Company’s authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may vest and be exercisable immediately as of the date of the grant and all options will expire after ten years from the date granted.

As of January 3, 2005, there are 357,589 securities available for future issuance under the 2001 Stock Option Plan. The availability to issue additional options under the 1994 Directors Plan for Non-Employee Directors has expired.

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

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of all options granted to employees, directors, and to non-employees at January 3, 2005, December 29, 2003 and December 30, 2002, and changes during the years then ended is presented in the table below:

(Shares represented in thousands)

	January 3, 2005		December 29, 2003		December 30, 2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding shares at beginning of year	2,255	$7.07	2,806	$6.01	2,073	$4.30
Granted at price equal to market	158	11.64	393	9.57	1,023	9.35
Granted at price greater than market	30	12.36	0	0.00	0	0.00
Granted at price less than market	705	10.14	—	—	—	—
Exercised	(221)	6.41	(406)	3.02	(207)	3.19
Forfeited	(129)	10.28	(526)	6.41	(77)	9.93
Expired	(35)	11.82	(12)	6.44	(6)	9.50

Outstanding at end of year	2,763	$7.96	2,255	$7.07	2,806	$6.01

Exercisable at end of year	1,985	$7.05	1,705	$6.18	1,620	$4.55

Weighted average of fair value of options granted		$4.87		$4.78		$6.12

The following table summarizes information about stock options outstanding at January 3, 2005:

(Shares represented in thousands)

Range of Exercise Prices	Outstanding as of January 3, 2005	Wtd. Avg. Remaining Contractual Life (Yrs)	Wtd Avg. Exercise Price	Number Exercisable January 3, 2005	Wtd. Avg. Exercise Price
$1.28-$ 2.00	290	5.2	$1.916	290	$1.916
$2.01-$ 4.00	348	3.4	2.969	348	2.969
$4.01-$ 8.00	463	6.3	5.724	463	5.724
$8.01-$10.00	362	8.6	9.631	255	9.631
$10.01-$12.00	1,189	8.6	10.563	548	10.901
$12.01-$14.00	30	9.8	12.360	—	—
$14.01-$16.00	55	2.0	15.210	55	15.210
$16.01-$61.56	26	1.5	18.938	26	18.938

	2,763	7.0	$7.957	1,985	$7.052

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 5, 1999, the Company’s shareholders approved an employee stock purchase plan (“Stock Purchase Plan”). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company’s matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee’s voluntary contributions, and any matching contributions by the Company, to purchase the Company’s stock at prevailing market rates. The Company made $30,200, $76,535 and $53,375 in matching contributions during 2004, 2003 and 2002 respectively, for employee contributions made in 2003, 2002 and 2001.

b)   Stock Based Compensation—During fiscal 2004, the Company granted stock options of 580,000 on May 25, 2004 at an exercise price of $10.14 to employees under the 2001 Plan. The Company also awarded stock options of 30,000 on November 8, 2004 at an exercise price of $12.36 to its Chief Executive Officer. In addition, the Company granted stock options to members of the Board of Directors under the Directors Plan of 8,335 on December 30, 2003 at an exercise price of $10.47, 150,000 on February 25, 2004 at an exercise price of $11.70, and 125,000 on May 25, 2004 at an exercise price of $10.14. During fiscal 2003, the Company granted stock options of 175,000 on August 21, 2003 at an exercise price of $9.63 and 10,000 on December 29, 2003 at an exercise price of $10.17 to employees under the 2001 Plan. In addition, the Company granted stock options to members for the Board of Directors under the Directors Plan of, 8,335 on December 31, 2002 at an exercise price of $6.26 and 200,000 on August 21, 2003 at an exercise price of $9.63. During fiscal 2002, the Company granted 684,250 stock options on April 8, 2002 to employees under the 2001 Plan at an exercise price of $10.80. In addition, the Company granted stock options to members for the Board of Directors under the Directors Plan of 13,336 on January 2, 2002 at an exercise price of $6.42, 50,000 on February 12, 2002 at an exercise price of $6.52, 225,000 on February 19, 2002 at an exercise price of $6.40, and 50,000 on December 23, 2002 at an exercise price of $6.45.

On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be approved for allocation to the 1991 employee stock option plan by the shareholders’ of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense for fiscal years 2002 and 2003 was $100,000 and $46,000 respectively.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents selected quarterly financial data for the periods indicated (in thousands, except per share data). Earnings (loss) per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings (loss) per share in fiscal 2004 and 2003 does not equal the total computed for the year:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended January 3, 2005
Revenues	$43,011	$45,628	$44,975	$60,635	$194,249
Income from operations	4,287	5,154	3,338	6,162	18,939

Net income	2,479	3,189	1,641	4,182	11,491

Earnings per share
Basic	0.21	0.26	0.14	0.38	0.99

Diluted	0.19	0.25	0.13	0.35	0.92

Year Ended December 29, 2003
Revenues	$43,081	$45,982	$43,006	$58,250	$190,319
Income (loss) from operations	3,722	4,562	2,855	6,138	17,277

Net income (loss)	3,219	4,107	2,508	5,949	15,783

Earnings (loss) per share
Basic	0.26	0.34	0.21	0.49	1.31

Diluted	0.25	0.32	0.20	0.47	1.23

During the fourth quarter of 2004 the Company recorded a recovery of $2.0 million of legal expenses related to the successful outcome of the Mittman litigation, which was partially offset by $0.9 million for increased fees related to Sarbanes-Oxley compliance and a $0.9 million adjustment to depreciation and disposals for leasehold assets.

During the fourth quarter of 2003 a gain on the sale of property and equipment of $1.5 million was recognized and was primarily due to the sale of 22 restaurants in the California, Phoenix and Nashville markets. In addition, the Company’s recorded an income tax benefit in the fourth quarter of 2003, which represents current tax expense of $224,000 and a deferred tax benefit of $410,000 (See note 9).

Note 12:    COMMITMENTS AND CONTINGENCIES

a)   Lease Commitments—The Company leases land and buildings generally under agreements with terms of, or renewable to, 10 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense, net of sublease rental income (See note 5), totaled $8.7 million, $10.0 million and $9.9 million in 2004, 2003 and 2002, respectively. The Company is the sublessor on 177 operating leases and the lessor on 15 owned properties.

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a schedule, by year, of future minimum lease commitments for operating leases at January 3, 2005:

Year	Amount
2005	$18,164
2006	17,276
2007	14,824
2008	11,734
2009	8,338
Thereafter	34,261

Total	$104,597

These commitments also include minimum rent payments of $3.9 million for properties which have been accrued for as part of the reserve for restaurant relocations and abandoned sites as of January 3, 2005.

b)   Self Insurance—The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $3.8 million in restricted cash as of January 3, 2005 as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

c)  Employment Contracts—Effective November 2, 2004, the Company approved amendments to the employment agreements with its Chief Executive Officer and Vice President of Operations. The Chief Executive Officer’s employment agreement dated September 26, 2003, was amended to: (a) extend the initial term of employment until September 25, 2006; (b) increase (retroactively to September 26, 2004) his annual salary to Three Hundred Fifty Thousand Dollars ($350,000); and (c) grant him, effective at the close of business on November 8, 2004, 30,000 options to be issued pursuant to the Company’s 2001 Employee Stock Option Plan. The options granted vest proportionately over three years, unless the officer is terminated for reason other than cause. In such case, the options vest immediately and the executive shall have two years from date of termination to exercise the options. Both Officers are entitled to participate in the Company’s incentive bonus plan. The Vice President of Operations’ agreement, dated September 19, 2003, was amended to provide that his annual salary, as of November 2, 2004, was increased to One Hundred Ninety Thousand Dollars ($190,000). Both agreements may be terminated at any time for cause. The agreements contain confidentiality and non-competition provisions.

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

CHECKERS DRIVE-IN RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plaintiffs seek compensatory and other damages, and costs and expenses associated with the litigation. On April 15, 1994, Rally’s filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally’s motion to dismiss. In addition, the Court denied plaintiffs’ motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. On August 22, 2003, the court ruled for the Company on all counts, and subsequently the plaintiffs filed an appeal. On December 21, 2004, the Company settled this suit and recovered $2.0 million in legal expenses, which is included in General and Administrative Expenses in 2004.

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

Note 13:    SUBSEQUENT EVENTS

The Company sold three Company-operated restaurants in the New Orleans market to a franchisee on March 28, 2005 in exchange for a note receivable of $850,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2005, based on the criteria for effective internal control described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of January 3, 2005 because of the following material weaknesses:

The Company lacked sufficient personnel resources with adequate expertise to account for income tax matters and complex non-routine transactions in accordance with U.S. generally accepted accounting principles. As a result, material errors in interim and annual calculations of income tax expense were identified and corrected prior to issuance of the Company’s consolidated financial statements as of and for the year ended January 3, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

The Company lacked sufficient personnel resources with adequate knowledge of accounting and financial reporting to perform effective supervisory reviews of significant non-routine transactions and the related accounting entries. As a result, errors occurred in the Company’s accounting for leases which could have been material to the Company’s interim and annual consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. KPMG LLP’s report is included on page 30 in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended January 3, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weaknesses identified in Item 9A(b). Specifically, the Company’s remediation plans are as follows:

•	Hire accounting personnel with relevant accounting and industry expertise. (The Accounting Manager and Senior Accountant vacancies were filled during February of 2005).

•	Assess the existing accounting personnel to ensure that each position is filled with the appropriate qualified personnel and, if deemed necessary, the Company will add additional personnel to its staff.

•	Provide training to existing accounting staff so that they have the necessary expertise for their assigned responsibilities.

We believe that these steps will address the material weaknesses that affected our internal controls over financial reporting as of January 3, 2005.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “MANAGEMENT” of the Company’s definitive proxy statement which will be filed on or about April 25, 2005.

The Company has adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The Company has also adopted a code of ethics for all employees in addition to the foregoing. These code of ethics is available to the public without charge, by request to Checkers Drive-In Restaurants, Inc., Legal Department, 4300 West Cypress Street, Suite 600, Tampa, FL 33607 and at the Company’s website at www.checkers.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the headings “EXECUTIVE COMPENSATION” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or about April 25, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the commission on or about April 25, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the Company’s certain relationship and related transactions, see Note 4 of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the Section entitled “Independent Registered Public Accounting Firm” of the Company’s definitive proxy statement which will be filed with the commission on or about April 25, 2005.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1.0    The following financial statements of the Registrant are included in Part II, Item 8:

Index to Consolidated Financial Statements:

Independent Registered Public Accounting Firm’s Reports

Consolidated Balance Sheets as of January 3, 2005 and December 29, 2003

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three-year period ended January 3, 2005

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended January 3, 2005

Consolidated Statements of Cash Flow for each of the years in the three-year period ended January 3, 2005.

Notes to Consolidated Financial Statements

2.0	All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

3.0	The list of exhibits set forth in Item 14 (c) below is incorporated herein by reference.

(b)  Reports on Form 8-K.

1.0 (a)	On September 10, 2004, Company issued a news release entitled “Gators Leading Seminoles in the Checkers Challenge—Over $14,000 in scholarship money already raised.”

(b)	On October 13, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. to Announce 2004 Fiscal Third Quarter Financial Results.”

(c)	On October 14, 2004, the Company issued a news release entitled “Checkers Drive-In Restaurants, Inc. Reports Third Quarter 2004 Earnings.”

(d)

On October 15, 2004, the Company issued an 8-K announcing “At the Checkers Drive-In Restaurants, Inc. (the “Company”) earnings conference call held at 5:00 pm on Thursday, October 15, 2004, after the delivery of prepared remarks, we discussed the preliminary results of Period 10 (the four week period beginning September 7, 2004 and ending October 4, 2004).”

(e)

On November 12, 2004, the Company issued an 8-K announcing “The Board of Directors of Checkers Drive-In Restaurants, Inc., at its meeting held on Tuesday, November 8, 2004, approved the following amendments to the employment agreements of Keith Sirois, its Chief Executive Officer and President; and Adam Noyes, its Vice President of Operations and Purchasing.”

(f)	On December 21, 2004, the Company issued a news release entitled, “Checkers Drive-In Restaurants, Inc. Reports Settlement of Mittman Claims.”

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

3.7

Certificate of Incorporation of Checkers of Puerto Rico, Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000, as filed with the Commission as Exhibit 3.7 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.8

Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.8 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.9

Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.9 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.10

Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000, as filed with the Commission as Exhibit 3.10 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.11

By-Laws, Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001, as filed with the Commission as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 26, 2001, and incorporated herein by reference.

3.12	Certificate of Merger of Rally’s Management, Inc., a wholly-owned subsidiary of the Registrant, dated December 28, 2001, is hereby incorporated herein by reference.

4.1	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of the Company’s total assets will be furnished to the Commission upon request.

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

10.9

Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.14 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

10.10

Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.15 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

10.12	2001 Stock Option Plan of the Company, as filed with the Commission as Appendix B to the Company’s Proxy dated August 6, 2001, is incorporated herein by reference.

**10.13	Amended Employment Agreement, dated November 8, 2004 between the Registrant and Keith E. Sirois

**10.14	Amended Employment Agreement, dated November 8, 2004 between the Registrant and Adam Noyes

21	Subsidiaries of the Company:

(a) Rally’s of Ohio, Inc., an Ohio corporation.

(b) CheckerCo, Inc., a Florida corporation.

(c) Checkers of Puerto Rico, Inc., a Puerto Rican corporation.

**23.1	Consent of Independent Registered Public Accounting Firm.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 4, 2005.

**31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 4, 2005.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 4, 2005.

**32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 4, 2005.

**	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 4, 2005.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ KEITH E. SIROIS
Keith E. Sirois President, Chief Executive Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 4, 2005.

Signature	Title

/s/ KEITH E. SIROIS Keith E. Sirois	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ S. PATRIC PLUMLEY S. Patric Plumley	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PETER C. O’HARA Peter C. O’Hara	Director, Chairman of the Board

/s/ TERRY N. CHRISTENSEN Terry N. Christensen	Director

/s/ BURT SUGARMAN Burt Sugarman	Director

/s/ WILLIE D. DAVIS Willie D. Davis	Director

/s/ DAVID GOTTERER David Gotterer	Director

/s/ GARY LIEBERTHAL Gary Lieberthal	Director