Form 10-Q
period 2005-03-28
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2005-05-09
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2005

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

The Registrant had 11,138,343 shares of Common Stock, par value $.001 per share, outstanding as of March 28, 2005 (excludes 1,785,900 shares held in treasury).

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 28, 2005	January 3, 2005
Current Assets:
Cash and cash equivalents	$7,946	$7,075
Accounts, notes and leases receivable, net	2,004	2,633
Inventory	1,109	1,062
Prepaid rent	1,715	1,246
Deferred income tax assets	4,292	4,894
Property and equipment held for sale	1,553	1,560
Other current assets	1,204	383

Total current assets	19,823	18,853

Restricted cash	4,395	3,943
Property and equipment, net	55,076	55,309
Notes receivable, net - less current portion	5,802	5,082
Leases receivable, net - less current portion	4,466	4,555
Intangible assets, net	23,984	24,024
Deferred income tax assets	10,206	11,094
Other assets	1,123	1,170

Total assets	$124,875	$124,030

Current Liabilities:

Current maturities of long-term debt and obligations under capital leases	$1,978	$2,064
Accounts payable	4,355	4,724
Current portion of reserves for restaurant relocations and abandoned sites	668	785
Accrued wages and benefits	2,740	2,890
Current portion of accrued self insurance	1,302	1,390
Accrued liabilities	5,419	6,180

Total current liabilities	16,462	18,033

Long-term debt, less current maturities	16,721	17,082
Obligations under capital leases, less current maturities	3,610	3,694
Reserves for restaurant relocations and abandoned sites, net of current portion	3,045	3,326
Deferred revenue	5,192	4,895
Accrued self insurance, net of current portion	2,860	2,860
Other long-term liabilities	1,203	1,188

Total liabilities	49,093	51,078

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at March 28, 2005 and January 3, 2005	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 12,924,243 at March 28, 2005 and 12,812,826 at January 3, 2005	13	13
Additional paid-in capital	150,316	150,003
Accumulated deficit	(56,575)	(59,092)

	93,754	90,924
Less: Treasury stock, 1,785,900 shares at March 28, 2005 and 1,785,900 shares at January 3, 2005, at cost	(17,972)	(17,972)

Total stockholders’ equity	75,782	72,952

	$124,875	$124,030

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended
	March 28, 2005	March 22, 2004
Revenues:
Restaurant sales	$40,421	$39,226
Franchise royalty revenue	3,934	3,739
Franchise fees and other income	38	46

Total revenues	44,393	43,011

Costs and Expenses:
Restaurant food and paper costs	12,825	12,148
Restaurant labor costs	11,725	12,181
Restaurant occupancy expenses	2,222	2,745
Restaurant depreciation and amortization	1,703	1,369
Other restaurant operating expenses	4,957	4,528
General and administrative expenses	3,820	3,332
Advertising	2,562	2,303
Other depreciation and amortization	226	266
Restaurant retirement costs, net	(102)	(27)
Loss (gain) on sale of assets, net	167	(121)

Total costs and expenses	40,105	38,724

Operating income	4,288	4,287

Other Income (Expense):
Interest income	289	244
Interest expense	(503)	(551)

Income before income tax expense	4,074	3,980
Income tax expense	1,557	1,501

Net income	$2,517	$2,479

Basic net earnings per share	$0.23	$0.21

Diluted net earnings per share	$0.21	$0.19

Weighted average number of common shares outstanding:
Basic	11,108	12,071
Diluted	12,266	12,879

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Quarter Ended
	March 28, 2005	March 22, 2004
Cash flows from operating activities:

Net income	$2,517	$2,479
Adjustments to reconcile net earnings to cash provided by operating activities:
Deferred tax expense	1,490	1,447
Depreciation and amortization	1,929	1,635
Amortization of deferred loan costs	47	30
Bad debt expense	—	54
Loss (gain) on sale of assets	167	(121)
Change in assets and liabilities:
Decrease in receivables	849	191
(Increase) decrease in inventory	(47)	96
(Increase) decrease in prepaid expenses and other current assets	(1,292)	1,088
Decrease in other assets	—	19
Decrease in accounts payable	(370)	(170)
Decrease in accrued liabilities	(1,541)	(797)

Net cash provided by operating activities	3,749	5,951

Cash flows from investing activities:

Capital expenditures	(2,215)	(2,476)
Proceeds from sale of property and equipment	7	50

Net cash used in investing activities	(2,208)	(2,426)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(531)	(791)
Increase in restricted cash	(452)	(288)
Proceeds from exercise of stock options and warrants	313	580

Net cash used in financing activities	(670)	(499)

Net increase in cash	871	3,026
Cash at beginning of period	7,075	13,566

Cash at end of period	$7,946	$16,592

Supplemental disclosures of cash flow information:
Interest paid	$376	$579
Income taxes paid	$81	$—

Supplemental disclosure of non-cash item:
Note issued to purchaser of assets	$850	$—

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a) Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc. and its wholly-owned subsidiaries (collectively referred to as “the Company”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to fairly present the information set forth therein, have been included, and all adjustments were of a normal and recurring nature.

The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which typically consists of four 4-week periods.

The operating results for the first quarter ended March 28, 2005, are not necessarily an indication of the results that may be expected for the fiscal year ending January 2, 2006. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2005. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s January 3, 2005 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (“Rally’s”) restaurants. At March 28, 2005, there were 370 Rally’s restaurants operating in 17 different states and there were 422 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of the 792 total restaurants, 205 are owned by the Company and 587 are owned by franchisees.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) New Accounting Pronouncements – In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for public companies in the first fiscal year beginning after June 15, 2005. Refer to Note 1(d) for a pro-forma calculation of the effect non-cash compensation has had on financial results.

(d) Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 28, 2005	March 22, 2004
Net income, as reported	$2,517	$2,479
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(124)	(738)

Pro forma net income	$2,393	$1,741

Earnings per share:
Basic - as reported	0.23	0.21
Basic - pro forma	0.22	0.14
Diluted - as reported	0.21	0.19
Diluted - pro forma	0.20	0.14

For purposes of the pro-forma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	March 28, 2005	March 22, 2004
Risk-free interest rates	—	1.01%
Volatility	—	61%
Expected lives (months)	—	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. A dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments. No options were granted during the period ended March 28, 2005.

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

(g) Reclassifications - Certain amounts in the 2004 financial statements have been reclassified to conform to the current quarter 2005 presentation.

Note 2: Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures, the repayment of debt or investment in high quality short-term investments.

We had working capital of $3.4 million on March 28, 2005 compared to $0.8 million on January 3, 2005. The factors having the greatest impact on liquidity are net income of $2.5 million, non-cash expenses of $3.6 million and capital expenditures of $2.2 million.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of March 28, 2005.

Note 3: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of March 28, 2005 was $4.9 million. As of March 28, 2005, we have deferred gains of $3.0 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on March 28, 2005, under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.6 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $1.9 million and $2.1 million for the quarters ended March 28, 2005 and March 22, 2004, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased to amortize goodwill, tradename and franchise reacquisition rights in fiscal 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002, December 29, 2003 and January 3, 2005. Based on these reviews, no adjustment was required, and we do not believe circumstances have changed since the January 3, 2005 review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Intangible assets consist of the following:

	(Dollars in thousands)
	March 28, 2005	Jan. 3, 2005
Goodwill	$4,094	$4,094
Reacquired franchise rights	591	591
Tradename	17,548	17,548
Amortizable intangible assets	1,751	1,791

Intangible assets, net	$23,984	$24,024

Amortizable intangible assets:

	March 28, 2005			January 3, 2005
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Franchise Incentive	$1,182	$(361)	$821	$1,182	$(338)	$844	25 years
Other intangibles	3,009	(2,079)	930	3,009	(2,062)	947	25 years

	$4,191	$(2,440)	$1,751	$4,191	$(2,400)	$1,791

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2005	$166
2006	163
2007	163
2008	163
2009	163

Note 5: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that, as amended, allowed it to borrow up to $3 million, which expired on April 30, 2005. The agreement allowed the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. The Company utilized $1.2 million of this line for two new restaurants located in Indiana and Louisiana during the fourth quarter of 2004. The outstanding balance on the line of credit as of March 28, 2005 was $1.1 million.

Note 6: Long-Term Debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	March 28, 2005	January 3, 2005
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (6.4% at March 28, 2005) secured by property and equipment.	$5,568	$5,791
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty- three Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,509	11,577
Line of Credit payable to US Bancorp secured by two Company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest at 2.2% plus the 7 year swap rate (6.7% at March 28, 2005)	1,131	1,166
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $44.	2,362	2,401
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $83.	1,739	1,905

Total long-term debt and obligations under capital leases	22,309	22,840
Less current installments	(1,978)	(2,064)

Long-term debt, less current maturities	$20,331	$20,776

Although we continue to be obligated, $4.9 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 3).

Note 7: Accounting Charges and Loss Provisions

Restaurant Impairment Charges

We measure impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were no locations that were deemed impaired as of March 28, 2005.

Restaurant Retirement Charges

As of the quarter ended March 28, 2005, we had reserves of $3.7 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of the Company’s ultimate obligations under the related operating leases, and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the first quarter ended March 28, 2005, the Company made lease and other payments of $0.3 million against this reserve. The Company terminated two leases for surplus sites which were negotiated for less than the contractual obligations, further reducing the reserve by $0.1 million.

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

Income tax expense of $1.6 million for the quarter ended March 28, 2005 is based on the effective federal and state tax rate of 38% expected to be applicable for fiscal year 2005. Although management is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (“Rally’s”). At March 28, 2005, there were 370 Rally’s restaurants operating in 17 different states and 422 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 792 total restaurants, 205 are owned by the Company and 587 are owned by franchisees. Ten states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1. Legal Proceedings” and elsewhere in this Form 10-Q constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-

looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-Q and in our annual report on Form 10-K for the year ended January 3, 2005.

Restaurants Operating in the System

For the Quarters Ended

	June 16, 2003	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004	June 14, 2004	Sept. 6, 2004	Jan. 3, 2005	March 28, 2005
Company-operated:
Beginning of quarter	242	242	242	222	222	221	210	207
Openings/transfers in	—	1	5	—	7	2	1	1
Closings/transfers out	—	(1)	(25)	—	(8)	(13)	(4)	(3)

End of quarter	242	242	222	222	221	210	207	205

Franchise:
Beginning of quarter	536	539	540	562	565	566	581	581
Openings/transfers in	4	2	31	3	10	15	5	7
Closings/transfers out	(1)	(1)	(9)	—	(9)	—	(5)	(1)

End of quarter	539	540	562	565	566	581	581	587

	781	782	784	787	787	791	788	792

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended
	March 28, 2005	March 22, 2004
Revenues:
Restaurant sales	91.1%	91.2%
Franchise royalty revenue	8.9%	8.7%
Franchise fees and other income	0.0%	0.1%

Total revenues	100.0%	100.0%

Costs and Expenses:
Restaurant food and paper costs (1)	31.7%	31.0%
Restaurant labor costs (1)	29.0%	31.1%
Restaurant occupancy expenses (1)	5.5%	7.0%
Restaurant depreciation and amortization (1)	4.2%	3.5%
Other restaurant operating expenses (1)	12.3%	11.5%
General and administrative expenses	8.6%	7.7%
Advertising (1)	6.3%	5.9%
Other depreciation and amortization	0.5%	0.6%
Restaurant retirement costs	(0.2)%	(0.1)%
Loss (Gain) on sale of assets	0.4%	(0.3)%

Total costs & expenses	90.3%	90.1%

Operating income	9.7%	10.0%

Other Income (Expense):
Interest income	0.7%	0.6%
Interest expense	(1.1)%	(1.3)%

Income before income tax expense	9.2%	9.3%
Income tax expense	3.5%	3.5%

Net income	5.7%	5.8%

(1)	As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended March 28, 2005 and Quarter Ended March 22, 2004

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $44.4 million for the quarter ended March 28, 2005, as compared to $43.0 million for the quarter ended March 22, 2004.

Restaurant Sales

Company-owned restaurant sales increased by $1.2 million for the quarter ended March 28, 2005 to $40.4 million compared to $39.2 million for the same quarter last year. This increase was primarily due to same-store sales growth of 6.4% for the first quarter ended March 28, 2005, partially offset by a net reduction of 17 restaurants since the first quarter of 2004.

Franchise Royalty Revenue

Franchise royalties increased by $0.2 million in the first quarter of 2005 to $3.9 million. Since March 22, 2004, a net increase of 22 franchise restaurant locations contributed to the increase in franchise royalty revenue. In addition, royalties for the quarter increased due to a year-over-year same-store sales improvement of 6.5% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $12.8 million or 31.7% of restaurant sales for the quarter ended March 28, 2005 compared with $12.1 million or 31.0% of restaurant sales in the first quarter of 2004. The increase in these costs, as a percentage of restaurant sales, was due to increased prices of beef, cheese and produce relative to the same quarter a year ago, partially off-set by up selling on-lot and a price increase.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $11.7 million or 29.0% of restaurant sales for the quarter ended March 28, 2005 compared with $12.2 million or 31.1% for the quarter ended March 22, 2004. The decrease in restaurant labor costs, as a percentage of restaurant sales, compared to the prior year, was due to an increase in same-store sales, a $0.2 million decrease in workers’ compensation and group health insurance and a $0.2 million reduction of costs for incentives.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.2 million or 5.5% of restaurant sales in the first quarter of 2005 compared with $2.7 million or 7.0% of restaurant sales for the quarter ended March 22, 2004. The decrease in restaurant occupancy expense, as a percentage of restaurant sales, is due primarily to the increase in comparable restaurant sales, a reduction of $0.2 million in general liability expense as well as the sale of company-owned restaurants to franchisees during fiscal 2004 for which rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.7 million or 4.2% of restaurant sales for the first quarter of 2005 compared to $1.4 million or 3.5% for the same quarter of 2004. The increase was due primarily to depreciation on $20.3 million of capital expenditures, acquisitions of restaurants and remodels since the first quarter of 2004.

Other Restaurant Operating Expenses

Other restaurant operating expenses include all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $5.0 million, or 12.3% of restaurant sales for the quarter ended March 28, 2005 compared to $4.5 million, or 11.5% of restaurant sales for the quarter ended March 22, 2004. As a percentage of sales, repairs and maintenance increased to 3.1% for the first quarter of 2005, compared to 3.0% for the first quarter in 2004, utilities remained constant at 4.8% for the first quarter of 2005, compared to the first quarter in 2004 and other costs in this category increased to 4.5% for the first quarter of 2005, compared to 3.9% for the first quarter in 2004 primarily due to the combined increase of $0.3 million for supplies, equipment rentals and restaurant pre-opening expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million, or 8.6% of total revenues for the first quarter of 2005 compared to $3.3 million, or 7.7% of total revenues for the first quarter of 2004. This increase in expense included $0.3 million of additional audit costs, primarily relating to our prior auditors.

Advertising

Advertising expense was $2.6 million or 6.3% of restaurant sales for the quarter ended March 28, 2005 compared to $2.3 million, or 5.9% of restaurant sales for the quarter ended March 22, 2004. The increase was due primarily to an increase in regional marketing as well as the Company becoming the “Official Burger of NASCAR®.”

Loss (Gain) on Sale of Assets

During the first quarter of 2005, the Company recognized a loss of $0.2 million and, in 2004, a gain of $0.1 million from the sale of assets. The loss in 2005 pertains to the disposal of video equipment which was partially offset by the amortization of deferred gains on restaurant market sales recorded in 1999 and 2000.

Income Tax

Income tax expense of $1.6 million for the quarter ended March 28, 2005 is based on the effective federal and state tax rate of 38% expected to be applicable for fiscal year 2005. During the quarter ended March 22, 2004, the Company recognized $1.5 million in income tax expense. Although management is recording tax expense at an estimated effective tax rate of 38%, we expect tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

We had working capital of $3.4 million on March 28, 2005 compared to $0.8 million on January 3, 2005. Cash and cash equivalents increased $0.9 million to $7.9 million since the fiscal year ended January 3, 2005. Cash flow provided by operating activities was $3.7 million compared to $6.0 million for the same quarter last year. Current year cash flows are attributable to current profits, increased depreciation and a decrease in receivables, partially offset by a decrease in accounts payable, decrease in accrued liabilities and an increase in prepaid expenses.

Cash used for investing activities was $2.2 million relating to capital expenditures for restaurant level renovations and development of new restaurants.

Cash used for financing activities was $0.7 million. The most significant activities were principal payments of $0.5 million on our debt and capital lease obligations and an increase in restricted cash of $0.5 million. These outlays were partially offset by the receipt of $0.3 million for the issuance of common stock from the exercise of stock options through March 28, 2005.

Capital expenditures for fiscal 2005 are expected to total $16.2 million. These expenditures include the development of new restaurants and the remodeling of existing restaurants as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of March 28, 2005 and the expected cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of March 28, 2005.

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

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. The amount of capital lease receivables as of March 28, 2005 was $4.9 million. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. We have remaining deferred gains of $3.0 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the March 28, 2005 balance sheet under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.6 million, respectively, and will be recognized over the next 15 years.

The Company also has remaining deferred gains of $0.3 million, as of March 28, 2005, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes, as well as the associated deferred gains, are scheduled to be collected and recognized over the term of the notes, which are due over the next 4 years. Additionally, the

Company has a deferred gain of $1.4 million which was recorded in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based on the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were no locations that were deemed impaired during the period ended March 28, 2005.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased to amortize goodwill, tradename and franchise reacquisition rights in fiscal 2002. In lieu of amortization, we performed an initial impairment review of our goodwill and tradename as of January 1, 2002. Subsequently, we performed annual impairment reviews on December 30, 2002, December 29, 2003, and January 3, 2005. Based on these reviews, no adjustment was required, and we do not believe circumstances have changed since the January 3, 2005 review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Allowance for Doubtful Receivables - Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $2.0 million, or $5.7 million net of allowance for doubtful accounts of $3.7 million, as of March 28, 2005.

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

Restaurant Retirement Costs - Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 11 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and the reserve reflects this.

Accounting for Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of March 28, 2005 the Company has $44.6 million of net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $30.1 million.

Self Insurance – The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $4.4 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first fiscal year beginning after June 15, 2005. Refer to Note 1(d) for a pro-forma calculation of the effect non-cash compensation has had on current and prior quarter financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Exchange Rate Fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 4.9% to 16.4%. A hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of $67,000 in annual income before taxes, based upon out current level of debt (amount of debt with a floating interest rate) and assumes no changes in the volume or composition of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 28, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weaknesses identified in Item 9A(b) of the annual report filed on Form 10-K. Specifically, the Company’s remediation plans are as follows:

•	Hire accounting personnel with relevant accounting and industry expertise. (The Accounting Manager and Senior Accountant vacancies were filled during February of 2005.)

•	Assess the existing accounting personnel to ensure that each position is filled with the appropriate qualified personnel and, if deemed necessary, the Company will add additional personnel to its staff.

•	Provide training to existing accounting staff so that they have the necessary expertise for their assigned responsibilities.

We believe that these steps will address the material weaknesses that affected our internal controls over financial reporting as of January 3, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Checkers Drive-In Restaurants, Inc. v. The Data Broker LLC and The NTI Corporation d/b/a Chase Communications. On March 1, 2005, Checkers Drive-In Restaurants, Inc. filed this lawsuit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. In its two count Complaint, Checkers asserted a claim for interpleader and sought injunctive relief to enjoin the defendants from interfering with the frame relay services being provided to Checkers. Checkers filed the lawsuit because both of the defendants were: (1) making conflicting demands for payment from Checkers for the network service; and (2) threatening to disrupt and were disrupting Checkers’ network services. The NTI Corporation d/b/a Chase Communications (“Chase”) filed a Counterclaim against Checkers for breach of contract. Chase is seeking damages from Checkers in the amount of $119,540. Checkers vigorously denies the allegations in Chase’s Counterclaim. Unique Communications, Inc. (“Unique”) filed a Motion to Intervene, claiming that it is entitled to a portion of the interpled funds, based on a purported contractual relationship with the defendants. Unique has not asserted any cause of action against Checkers, although it has asked the Court to compel Checkers to make additional deposits into the Court registry. The hearing on Unique’s Motion to Intervene is scheduled for May 31, 2005.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

** 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

** 31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

** 32.2	Certification of Chief Financial (Accounting) Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2004.

**	Filed electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: May 9, 2005	By:	/s/ S. Patric Plumley
Treasurer and Chief Financial Officer