Form 10-Q
period 2005-06-20
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2005-08-01
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2).    Yes  ☒    No  ☐.

The Registrant had 11,359,888 shares of Common Stock, par value $.001 per share, outstanding as of June 20, 2005.

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Consolidated Balance Sheets June 20, 2005 and January 3, 2005	3

	Consolidated Statements of Income and Comprehensive Income Quarter ended June 20, 2005 and June 14, 2004 and Two Quarters ended June 20, 2005 and June 14, 2004	4

	Consolidated Statements of Cash Flows Two Quarters ended June 20, 2005 and June 14, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	20

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	June 20, 2005	January, 3 2005
Current Assets:
Cash and cash equivalents	$11,045	$7,075
Accounts, notes and leases receivable, net	2,448	2,633
Inventory	1,037	1,062
Prepaid rent	462	1,246
Deferred income tax assets	4,095	4,894
Property and equipment held for sale	1,553	1,560
Other current assets	1,051	383

Total current assets	21,691	18,853

Restricted cash	4,392	3,943
Property and equipment, net	55,468	55,309
Notes receivable, net - less current portion	5,726	5,082
Leases receivable, net - less current portion	4,389	4,555
Intangible assets, net	23,946	24,024
Deferred income tax assets	10,032	11,094
Other assets, net	1,064	1,170

Total assets	$126,708	$124,030

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$1,842	$2,064
Accounts payable	4,065	4,724
Reserves for restaurant relocations and abandoned sites	599	785
Accrued wages and benefits	2,503	2,890
Accrued self insurance	1,331	1,390
Accrued liabilities	3,670	6,180

Total current liabilities	14,010	18,033

Long-term debt, less current maturities	15,960	17,082
Obligations under capital leases, less current maturities	3,539	3,694
Long-term reserves for restaurant relocations and abandoned sites	2,959	3,326
Deferred revenue	5,058	4,895
Accrued self insurance	2,799	2,860
Other long-term liabilities	1,219	1,188

Total liabilities	45,544	51,078

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at June 20, 2005 and January 3, 2005	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 13,145,788 at June 20, 2005 and 12,812,826 at January 3, 2005	13	13
Additional paid-in capital	152,630	150,003
Accumulated deficit	(53,507)	(59,092)

	99,136	90,924
Less: Treasury stock, 1,785,900 shares at June 20, 2005 and January 3, 2005, at cost	(17,972)	(17,972)

Total stockholders’ equity	81,164	72,952

	$126,708	$124,030

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Two Quarters Ended
	June 20, 2005	June 14, 2004	June 20, 2005	June 14, 2004
REVENUES:
Restaurant sales	$41,494	$41,330	$81,915	$80,556
Franchise royalty revenue	4,134	4,025	8,067	7,764
Franchise fees and other income	58	273	96	319

Total revenues	45,686	45,628	90,078	88,639

COSTS AND EXPENSES:
Restaurant food and paper costs	13,463	13,285	26,287	25,433
Restaurant labor costs	11,873	12,123	23,599	24,304
Restaurant occupancy expenses	2,478	2,702	4,699	5,447
Restaurant depreciation and amortization	1,727	1,293	3,430	2,662
Other restaurant operating expenses	5,109	5,100	10,065	9,628
General and administrative expenses	3,663	3,613	7,483	6,945
Advertising	2,423	2,505	4,985	4,808
Other depreciation and amortization	221	268	447	534
Restaurant retirement costs, net	(26)	(281)	(128)	(308)
Loss (gain) on sale of assets, net	20	(134)	188	(255)

Total costs and expenses	40,951	40,474	81,055	79,198

Operating income	4,735	5,154	9,023	9,441

OTHER INCOME (EXPENSE):
Interest income	221	221	510	465
Interest expense	(480)	(510)	(983)	(1,061)

Income before income tax expense	4,476	4,865	8,550	8,845

Income tax expense	1,408	1,676	2,965	3,177

Net income	$3,068	$3,189	$5,585	$5,668

Comprehensive income	$3,068	$3,189	$5,585	$5,668

Basic net earnings per share	$0.27	$0.26	$0.50	$0.47

Diluted net earnings per share	$0.25	$0.25	$0.46	$0.44

Weighted average number of common shares outstanding:
Basic	11,226	12,065	11,167	12,068
Diluted	12,180	12,855	12,223	12,867

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Two Quarters Ended
	June 20, 2005	June 14, 2004
Cash flows from operating activities:
Net income	$5,585	$5,668
Adjustments to reconcile net earnings to cash provided by operating activities:
Deferred tax expense	1,864	2,711
Income tax effect of exercise of options	1,078	283
Depreciation and amortization	3,877	3,196
Amortization of deferred loan costs	101	60
Bad debt expense	—	113
Loss (gain) on sale of assets	188	(255)
Change in assets and liabilities:
(Increase), decrease in receivables	557	(227)
Decrease in inventory	25	94
Decrease in prepaid expenses and other current assets	114	1,161
Decrease in other assets	5	41
Decrease in accounts payable	(660)	(524)
(Decrease), increase in accrued liabilities	(3,744)	223

Net cash provided by operating activities	8,990	12,544

Cash flows from investing activities:
Capital expenditures	(4,841)	(8,347)
Acquisitions of restaurants and equity interests	—	(815)
Proceeds from sale of property and equipment	223	3,088

Net cash used in investing activities	(4,618)	(6,074)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,499)	(2,887)
Increase in restricted cash	(452)	(288)
Proceeds from exercise of stock options and warrants	1,549	883
Purchase of treasury stock	—	(4,647)

Net cash used in financing activities	(402)	(6,939)

Net increase, (decrease) in cash	3,970	(469)
Cash at beginning of period	7,075	13,566

Cash at end of period	$11,045	$13,097

Supplemental disclosures of cash flow information
Interest paid	$1,069	$1,180

Income tax paid	$219	$234

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: Summary of Significant Accounting Policies

(a) Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Checkers Drive-In Restaurants, Inc., and its wholly-owned subsidiaries (collectively referred to as “the Company”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included, and all adjustments were of a normal and recurring nature.

The Company reports on a fiscal year which will end on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter which typically consists of four 4-week periods.

The operating results for the first two quarters ended June 20, 2005, are not necessarily an indication of the results that may be expected for the fiscal year ending January 2, 2006. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2005. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s January 3, 2005 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At June 20, 2005, there were 366 Rally’s restaurants operating in 17 different states and there were 425 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Ten states have both Checkers and Rally’s restaurants. Of the 791 total restaurants, 206 are owned by the Company and 585 are owned by franchisees.

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

(d) Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	Quarter Ended		Two Quarters Ended
	June 20, 2005	June 14, 2004	June 20, 2005	June 14, 2004
Net income, as reported	$3,068	$3,189	$5,585	$5,668
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(632)	(169)	(1,370)

Pro forma net income	$3,022	$2,557	$5,416	$4,298

Earnings per share:
Basic - as reported	0.27	0.26	0.50	0.47
Basic - pro forma	0.27	0.21	0.49	0.36

Diluted - as reported	0.25	0.25	0.46	0.44
Diluted - pro forma	0.25	0.20	0.44	0.33

For purposes of the pro forma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. A dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments. No options were granted during the first two quarters ended June 20, 2005.

(e) Advertising Costs - The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

(f) Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g) Reclassifications - Certain amounts in the 2004 financial statements have been reclassified to conform to the current quarter 2005 presentation.

Note 2: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of June 20, 2005 was approximately $4.8 million. As of June 20, 2005, we have deferred gains of $3.0 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on June 20, 2005, under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.6 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $4.1 million and $4.2 million for the two quarters ended June 20, 2005 and June 14, 2004, respectively.

Note 3: Valuation of Intangible Assets and Goodwill

We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

Intangible assets consist of the following:

(Dollars in thousands)

	June 20, 2005	Jan. 3, 2005
Goodwill	$4,094	$4,094
Reacquired franchise rights	591	591
Tradename	17,548	17,548
Amortizable intangible assets	1,713	1,791

Intangible assets, net	$23,946	$24,024

Amortizable intangible assets:

	June 20, 2005			January 3, 2005
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Franchise Incentive	$1,182	$(379)	$803	$1,182	$(338)	$844	10-25 years
Other intangibles	3,009	(2,099)	910	3,009	(2,062)	947	10-25 years

	$4,191	$(2,478)	$1,713	$4,191	$(2,400)	$1,791

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2005	$166
2006	163
2007	163
2008	163
2009	163

Note 4: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that, as amended, allowed it to borrow up to $3 million, which expired on April 30, 2005. The agreement allowed the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. The outstanding balance on the line of credit as of June 20, 2005 was $1.1 million.

Note 5: Long-Term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	June 20, 2005	January 3, 2005
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (6.8% at June 20, 2005) secured by property and equipment.	$4,892	$5,791

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-two Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,406	11,577

Line of Credit payable to US Bancorp secured by two Company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest at 6.7%.	1,097	1,166

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $44.	2,348	2,401

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $83.	1,598	1,905

Total long-term debt and obligations under capital leases	21,341	22,840

Less current installments	(1,842)	(2,064)

Long-term debt, less current maturities	$19,499	$20,776

Although we continue to be obligated, approximately $4.8 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 2).

Note 6: Accounting Charges and Loss Provisions

Restaurant Impairment Charges

We measure impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were no locations that were deemed impaired as of June 20, 2005.

Restaurant Retirement Charges

As of the two quarters ended June 20, 2005, we had reserves of $3.6 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of the Company’s ultimate obligations under the related operating leases, and are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the second quarter ended June 20, 2005, the Company made lease and other payments of $0.5 million against this reserve. During the first half of 2005, the Company terminated several leases for surplus sites which were negotiated for less than the contractual obligations, further reducing the reserve by $0.1 million.

Note 7: Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets must be evaluated for realizability and, if necessary, reduced by a valuation allowance. Realization of the deferred tax assets is dependant upon the Company’s ability to generate sufficient taxable income in future years. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

Income tax expense of $1.4 million for the quarter ended June 20, 2005 is based on the effective federal and state tax rate of 31%. This effective rate includes a reduction of income tax expense of $0.3 million related to the IRC section 382 limitation on available federal net operating loss (NOL) carryforwards. Although management is recording tax expense at an estimated effective tax rate of 31%, for the second quarter of 2005, through utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Note 8: Subsequent Events

On July 12, 2005, the six current non-employee directors received a total of 64,000 shares of common stock vesting immediately under the 2004 Stock Award Plan for Non-Employee Directors. Consequently, the Company will recognize non-cash compensation expense of approximately $0.8 million for the quarter ending September 12, 2005.

The Company granted 327,500 stock options on July 12, 2005 to certain employees at an exercise price of $13.12 under the 2001 Stock Option Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s). At June 20, 2005, there were 366 Rally’s restaurants operating in 17 different states and 425 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 791 total restaurants, 206 are owned by the Company and 585 are owned by franchisees. Ten states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1. Legal Proceedings” and elsewhere in this Form 10-Q constitute “forward-looking statements,” which we believe are within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

(ii) The fact that we anticipate the need to continue the improvement in same-restaurant sales if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our advertising and promotion efforts and the success of other operating and training initiatives, all of which are speculative.

We may also be negatively impacted by other factors common to the restaurant industry, such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs. Other factors that may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-Q and in our annual report on Form 10-K for the year ended January 3, 2005.

Restaurants Operating in the System

For the Quarters Ended

	Sept. 8, 2003	Dec. 29, 2003	March 22, 2004	June 14, 2004	Sept. 6, 2004	Jan. 3, 2005	March 28, 2005	June 20, 2005
Company-operated:
Beginning of quarter	242	242	222	222	221	210	207	205
Openings/transfers in	1	5	—	7	2	1	1	2
Closings/transfers out	(1)	(25)	—	(8)	(13)	(4)	(3)	(1)

End of quarter	242	222	222	221	210	207	205	206

Franchise:
Beginning of quarter	539	540	562	565	566	581	581	587
Openings/transfers in	2	31	3	10	15	5	7	5
Closings/transfers out	(1)	(9)	—	(9)	—	(5)	(1)	(7)

End of quarter	540	562	565	566	581	581	587	585

Total	782	784	787	787	791	788	792	791

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the

Company's consolidated statements of income for the periods indicated:

	Quarter Ended		Two Quarters Ended
	June 20, 2005	June 14, 2004	June 20, 2005	June 14, 2004
REVENUES:
Restaurant sales	90.8%	90.6%	90.9%	90.9%
Franchise royalty revenue	9.1%	8.8%	9.0%	8.8%
Franchise fees and other income	0.1%	0.6%	0.1%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	32.4%	32.1%	32.1%	31.6%
Restaurant labor costs (1)	28.6%	29.3%	28.8%	30.2%
Restaurant occupancy expenses (1)	6.0%	6.5%	5.7%	6.8%
Restaurant depreciation and amortization (1)	4.2%	3.1%	4.2%	3.3%
Other restaurant operating expenses (1)	12.3%	12.3%	12.3%	12.0%
General and administrative expenses	8.0%	7.9%	8.3%	7.8%
Advertising (1)	5.8%	6.1%	6.1%	6.0%
Other depreciation and amortization	0.5%	0.6%	0.5%	0.6%
Restaurant retirement costs, net	(0.1%)	(0.6%)	(0.1%)	(0.3%)
Gain on sale of assets	0.0%	(0.3%)	0.2%	(0.3%)

Total costs & expenses	89.6%	88.7%	90.0%	89.3%

Operating income	10.4%	11.3%	10.0%	10.7%

OTHER INCOME (EXPENSE):
Interest income	0.5%	0.5%	0.6%	0.5%
Interest expense	(1.1)%	(1.1)%	(1.1)%	(1.2)%

Income before income tax expense	9.8%	10.7%	9.5%	10.0%
Income tax expense	3.1%	3.7%	3.3%	3.6%

Net Income	6.7%	7.0%	6.2%	6.4%

(1)	As a percentage of restaurant sales

Comparison of Historical Results - Quarter Ended June 20, 2005 and Quarter Ended June 14, 2004

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $45.7 million for the quarter ended June 20, 2005, compared to $45.6 million for the quarter ended June 14, 2004.

Restaurant Sales

Company-owned restaurant sales increased by $0.2 million for the quarter ended June 20, 2005 to $41.5 million compared to $41.3 million for the same quarter last year. This increase was primarily due to same-store sales growth of 3.9% for the second quarter ended June 20, 2005, partially offset by a net reduction of 15 restaurants since the second quarter of last year.

Franchise Royalty Revenue

Franchise royalties increased by $0.1 million in the second quarter of 2005, to $4.1 million, primarily due to a net increase of 19 franchise restaurants since June 14, 2004, comprised mainly of the sale of company-owned restaurants to franchisees. In addition, royalties for the quarter increased due to a same-store sales improvement of 3.1% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $13.5 million or 32.4% of restaurant sales for the quarter ended June 20, 2005 compared to $13.3 million, or 32.1% of restaurant sales in the same quarter of 2004. The increase in these costs, as a percentage of restaurant sales, was primarily due to a 16% increase in the cost of beef and a 23% increase in the cost of hot dogs for the second quarter of 2005, partially offset by promotional mix and the increase in menu prices during the first quarter of 2005.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $11.9 million or 28.6% of restaurant sales for the quarter ended June 20, 2005 compared with $12.1 million or 29.3% for the quarter ended June 14, 2004. The decrease in restaurant labor costs was primarily due to the net reduction of 15 restaurants since the same quarter last year, while the decrease in costs as a percentage of restaurant sales was due primarily to better labor utilization with the same store sales increase for the quarter.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.5 million or 6.0% of restaurant sales in the second quarter of 2005 compared with $2.7 million or 6.5% of restaurant sales for the quarter ended June 14, 2004. The decrease in this expense is due primarily to the net decrease of company operated restaurants, as well as the decrease in general liability insurance costs. The decrease in restaurant occupancy expense as a percentage of restaurant sales is due primarily to the increase in same store sales as well as the sale of restaurants whose rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.7 million, or 4.2% of restaurant sales for the second quarter of 2005 compared to $1.3 million, or 3.1% for the same quarter in 2004. The increase in depreciation was primarily due to the $16.2 million of capital additions and restaurant assets acquired since June 14, 2004, partially offset by the sale of restaurant assets.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses and specifically includes utilities, repairs and maintenance, and other costs. These expenses totaled $5.1 million, or 12.3% of restaurant sales for the second quarter of both 2005 and 2004. Repairs and maintenance decreased to 3.1% as a percentage of restaurant sales for 2005 compared to 3.2% for the same quarter of 2004. Utilities increased to 4.8% for the quarter ended June 20, 2005 as a percentage of restaurant sales compared to 4.7% for the second quarter of 2004. Other costs in this category remained constant at 4.4% as a percentage of restaurant sales for the second quarter of both 2005 and 2004.

General and Administrative Expenses

General and administrative expenses were $3.7 million, or 8.0% of total revenues for the quarter ended June 20, 2005 compared to $3.6 million, or 7.9% of total revenues for the second quarter of 2004. This category increased slightly primarily due to consulting costs of $0.1 million relating to exploring strategic alternatives for the company.

Advertising

Advertising expense was $2.4 million or 5.8% of restaurant sales for the quarter ended June 20, 2005 compared to $2.5 million, or 6.1% of restaurant sales for the quarter ended June 14, 2004. The decrease in expense as a percentage of restaurant sales was primarily due to decreased marketing activity relating to remodels during the second quarter of the current year.

Income Tax

Income tax expense of $1.4 million for the quarter ended June 20, 2005 is based on the effective federal and state tax rate of 31%. This effective rate includes a reduction of income tax expense of $0.3 million related to the IRC section 382 limitation on available federal net operating loss (NOL) carryforwards. Although management is recording tax expense at an estimated effective tax rate of 31%, for the second quarter of 2005, through utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Comparison of Historical Results – Two Quarters Ended June 20, 2005 and Two Quarters Ended June 14, 2004

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $90.1 million for the two quarters ended June 20, 2005, compared to $88.6 million for the two quarters ended June 14, 2004.

Restaurant Sales

Restaurant sales increased by $1.3 million for the two quarters ended June 20, 2005 to $81.9 million compared to $80.6 million for the same two quarters last year. This increase was primarily due to same-store sales growth of 5.1% for the first two quarters ended June 20, 2005, partially offset by a net reduction of 15 restaurants since June 14, 2004.

Franchise Royalty Revenue

Franchise royalties increased by $0.3 million in the first half of 2005, to $8.1 million, primarily due to a net increase of 19 franchise restaurant locations since June 14, 2004 comprised mainly of the sale of company-owned restaurants to franchisees. In addition, royalties for the first two quarters increased due to a same-store sales improvement of 4.6% at franchise restaurants.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $26.3 million or 32.1% of restaurant sales for the two quarters ended June 20, 2005 compared with $25.4 million or 31.6% for the first half of 2004. The 50 basis point increase in these costs, as a percentage of restaurant sales, was primarily due to a 15% increase in the cost of beef and an 18% increase in the cost of hot dogs for the first two quarters of 2005, partially offset by promotional mix and the increase in prices during the first quarter of 2005.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $23.6 million or 28.8% of restaurant sales for the two quarters ended June 20, 2005 compared with $24.3 million or 30.2% of restaurant sales for the two quarters ended June 14, 2004. The decrease in restaurant labor costs was primarily due to a net decrease of 15 company operated restaurants since June 14, 2004, while the decrease as a percentage of restaurant sales, was primarily due to leverage from same store sales growth.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $4.7 million or 5.7% of restaurant sales in the first two quarters of 2005 compared with $5.4 million or 6.8% of restaurant sales for the two quarters ended June 14, 2004. The decrease in restaurant occupancy expense was primarily due to a net decrease of 15 company operated restaurants since June 14, 2004. The decrease in restaurant occupancy expense, as a percentage of restaurant sales, is due primarily to the increase in same store sales as well as the sale of restaurants whose rent exceeded the company average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $3.4 million or 4.2% of restaurant sales for the first two quarters of 2005 compared to $2.7 million or 3.3% of restaurant sales for the first two quarters of 2004. The net increase was primarily due to depreciation on $16.2 million of capital additions and restaurant assets acquired since June 14, 2004, partially offset by the sale of company owned restaurant assets.

Other Restaurant Operating Expenses

Other restaurant operating expenses include all other restaurant-level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $10.1 million, or 12.3% of restaurant sales for the two quarters ended June 20, 2005 compared with $9.6 million, or 12.0% of restaurant sales for the two quarters ended June 14, 2004. Repairs and maintenance decreased to 3.0% as a percentage of restaurant sales for 2005 compared to 3.1% for the same quarters of 2004. Utilities remained steady at 4.8% as a percentage of restaurant sales for both years. Other costs in this category increased to 4.5% as a percentage of restaurant sales for the first two quarters ended June 20, 2005 relative to 4.1% for the same quarters one year ago.

General and Administrative Expenses

General and administrative expenses were $7.5 million, or 8.3% of total revenues for the first two quarters of 2005 compared to $6.9 million, or 7.8% of total revenues for the first two quarters of 2004. This increase in expense included $0.3 million of additional audit costs recorded during the first quarter of 2005 primarily relating to our prior auditors, as well as $0.1 million in consulting costs pertaining to exploring strategic alternatives for the Company.

Advertising

Advertising expense was $5.0 million or 6.1% of restaurant sales for the two quarters ended June 20, 2005 compared to $4.8 million, or 6.0% of restaurant sales for the two quarters ended June 14, 2004. The increase in the current year was due primarily to an increase in regional marketing during the first quarter of 2005, as well as the Company’s sponsorship to become the “Official Burger of NASCAR®.”

Restaurant Retirement Costs

During the first two quarters of 2005, the Company recognized gains of $0.1 million for the termination of three leases which were negotiated for less than the contractual obligation, compared to the recognized gains of $0.3 million in 2004 for the termination of two leases.

Gain/Loss on Sale of Assets

During the first two quarters of 2005, the Company recognized a net loss of $0.2 million from the sale of assets compared to a gain of $0.3 million for the same two quarters of 2004. The loss in 2005 pertains to the disposal of video equipment and replacement of restaurant assets which was partially offset by the amortization of deferred gains on restaurant market sales recorded in 1999 and 2000. The gains in 2004 were primarily due to the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000 and the divestiture of eight Atlanta restaurants recognized during the second quarter of 2004.

Income Tax

Income tax expense of $3.0 million for the first half of 2005 is based on the effective federal and state tax rate of 35%. This effective rate includes a reduction of income tax expense of $0.3 million related to the IRC section 382 limitation on available federal net operating loss (NOL) carryforwards. Although management is recording tax expense at an estimated effective tax rate of 35%, through the second quarter of 2005, through utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory and we receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures, the repayment of debt or investment in high quality short-term investments.

We had working capital of $7.7 million on June 20, 2005 compared to $0.8 million on January 3, 2005. Cash and cash equivalents increased $4.0 million to $11.0 million since the fiscal year ended January 3, 2005. Cash flow provided by operating activities was $9.0 million compared to $12.5 million for the same two quarters last year. Current year cash flows are attributable to current profits and a decrease in receivables and prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities.

Cash used for investing activities was $4.6 million relating primarily to capital expenditures of $4.8 million for new restaurants and restaurant level remodels. These expenditures were partially offset by proceeds of $0.2 million from the sale of restaurants and other capital assets.

Cash used for financing activities was $0.4 million. The most significant activities were principal payments of $1.5 million on our debt and capital lease obligations and an increase in restricted cash of $0.5 million. These outlays were partially offset by the receipt of $1.5 million for the issuance of common stock from the exercise of stock options through June 20, 2005.

Capital expenditures for fiscal 2005 are expected to total $13.4 million. These expenditures include the development of new restaurants and the remodeling of existing restaurants, as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of June 20, 2005 and the expected cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of June 20, 2005.

Critical Accounting Policies:

Our critical accounting policies are as follows:

Revenue Recognition - Area development franchise fees are generated from the sale of rights to develop restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee, and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s net sales. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. The amount of capital lease receivables as of June 20, 2005 was $4.8 million. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. We have remaining deferred gains of $3.0 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the June 20, 2005 balance sheet under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.6 million, respectively, and will be recognized over the next 15 years.

The Company also has remaining deferred gains of $0.3 million, as of June 20, 2005, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes, as well as the associated deferred gains, are scheduled to be collected and recognized over the term of the notes, which are due over the next 4 years. Additionally, the Company has a deferred gain of $1.4 million which was recorded in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. This deferred gain will be recognized over the remaining lease term of fourteen years.

Valuation of Long-Lived Assets – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to historical or projected future operating results; and

•	significant negative industry or economic trends.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten-year period. This period of time was selected based on the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were no locations that were deemed impaired during the period ended June 20, 2005.

Valuation of Intangible Assets and Goodwill - We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

Allowance for Doubtful Receivables - Management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $2.4 million, or $6.1 million net of allowance for doubtful accounts of $3.7 million, as of June 20, 2005.

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

Accounting for Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of June 20, 2005 the Company has $43.9 million of net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $29.8 million.

Self Insurance – The Company is partially self-insured for workers’ compensation claims up to $250,000 per occurrence on the first two claims and $150,000 per occurrence thereafter. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim. The Company maintains $4.2 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first fiscal year beginning after June 15, 2005. Refer to Note 1(d) for a pro forma calculation of the effect non-cash compensation has had on current and prior quarter financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Exchange Rate Fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 4.9% to 16.4%. A hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of $49,000 in annual income before taxes, based upon our current level of variable debt ($4,892,000) and assuming no changes in the volume or composition of debt.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on the Company and are not expected to do so in the foreseeable future.

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended June 20, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weaknesses identified in Item 9A(b) of the Annual Report on Form 10-K for the year ended January 3, 2005. Specifically, the Company implemented the following remediation efforts during the first half of 2005:

•	Hired accounting personnel with relevant accounting and industry expertise. (The Accounting Manager and Senior Accountant vacancies were filled during February of 2005.)

•	Assessed the existing accounting personnel to ensure that each position is filled with the appropriate qualified personnel and, if deemed necessary, the Company will add additional personnel to its staff. (While no additional personnel were added, the Company has reviewed each position and believes that the Accounting Department is adequately staffed to ensure accuracy and integrity in financial reporting. In addition, the Company engaged Ernst & Young, LLP to provide third party tax assistance.)

•	Provide training to existing accounting staff so that they have the necessary expertise for their assigned responsibilities. (SEC and Restaurant Industry training were completed by various accounting personnel.)

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

The original complaint alleged, generally, that certain officers of the Company intentionally inflicted severe emotional distress upon Ms. Greenfelder, who is the sole stockholder, president and director of Powers Burgers, Inc., a Checkers franchisee. The present versions of the amended complaints in the two actions assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud, breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees and violation of Florida’s Franchise Act. The Company believes that this lawsuit is without merit and intends to continue to defend it vigorously.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. In November 2000, Checkers initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking in excess of three million damages under contract and tort theories. On February 20, 2004, the arbitration tribunal entered an Order on Checkers’ Amended Motion to Dismiss Amended Counterclaim (the “Order”). In the Order, the tribunal: (1) dismissed two of the seven counts asserted against Checkers in the Counterclaim; and (2) granted Checkers’ Motion to Dismiss with respect to portions of each of the remaining counts in the Counterclaim. The tribunal also ruled that there is no basis for imposing liability on Checkers for the acts or omissions of Suncheck of Puerto Rico, Inc. The counterclaimants voluntarily dismissed a third count and filed a motion seeking to amend the Counterclaim to replead the count, which was denied. This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings. The final arbitration hearing is scheduled to begin on September 20, 2005.

Checkers Drive-In Restaurants, Inc. v. The Data Broker LLC and The NTI Corporation d/b/a Chase Communications On March 1, 2005, Checkers Drive-In Restaurants, Inc. filed this lawsuit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. In its two count Complaint, Checkers asserted a claim for interpleader and sought injunctive relief to enjoin the defendants from interfering with the frame relay services being provided to Checkers. Checkers filed the lawsuit because both of the defendants were: (1) making conflicting demands for payment from Checkers for the network service; and (2) threatening to disrupt, and were disrupting, Checkers’ network services. The NTI Corporation d/b/a Chase Communications (“Chase”) filed a Counterclaim against Checkers for breach of contract. Chase is seeking damages from Checkers in the amount of $119,540. Checkers vigorously denies the allegations in Chase’s Counterclaim. An additional party, Unique Connections, Inc. (“Unique”), moved to intervene in this case, claiming that it is entitled to a portion of the interpled funds based on purported contractual relationships with the defendants. Although the Court permitted Unique to intervene, the Court limited the extent of Unique’s participation. Unique has not asserted any cause of action against Checkers. MCI, Inc. recently filed a motion to intervene in the case based on an argument that it is entitled to the interpled funds. The court has not ruled on MCI’s motion.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2005.

**	31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2005.

**	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2005.

**	32.2	Certification of Chief Financial (Accounting) Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2005.

** Filed electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: August 1, 2005	By:	/s/ S. Patric Plumley
Treasurer and Chief Financial Officer