Form 10-Q
period 2005-09-12
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2005-10-24
CIK 879554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).    Yes  ☑    No  ☐

The Registrant had 11,462,581 shares of Common Stock, par value $.001 per share, outstanding as of September 12, 2005 (excludes 1,785,900 shares held in treasury).

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets September 12, 2005 and January 3, 2005	3

	Consolidated Statements of Income and Comprehensive Income for the Quarters ended September 12, 2005 and September 6, 2004 and for the Three Quarters ended September 12, 2005 and September 6, 2004	4

	Consolidated Statements of Cash Flows Three Quarters ended September 12, 2005 and September 6, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	September 12, 2005	January 3, 2005
Current Assets:
Cash and cash equivalents	$13,551	$7,075
Accounts, notes and leases receivable, net	3,862	2,633
Inventory	1,064	1,062
Prepaid rent	607	1,246
Deferred income tax assets	4,075	4,894
Property and equipment held for sale	1,554	1,560
Other current assets	951	383

Total current assets	25,664	18,853
Restricted cash	4,392	3,943
Property and equipment, net	55,083	55,309
Notes receivable, net – less current portion	6,039	5,082
Leases receivable, net – less current portion	4,293	4,555
Intangible assets, net	23,908	24,024
Deferred income tax assets	9,384	11,094
Other assets, net	1,024	1,170

	$129,787	$124,030

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$1,858	$2,064
Accounts payable	4,264	4,724
Reserves for restaurant relocations and abandoned sites	570	785
Accrued wages and benefits	2,264	2,890
Accrued self insurance	1,019	1,390
Accrued liabilities	5,278	6,180

Total current liabilities	15,253	18,033
Long-term debt, less current maturities	15,606	17,082
Obligations under capital leases, less current maturities	3,438	3,694
Long-term reserves for restaurant relocations and abandoned sites	3,025	3,326
Deferred revenue	4,912	4,895
Accrued self insurance	2,799	2,860
Other long-term liabilities	1,227	1,188

Total liabilities	46,260	51,078

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at September 12, 2005 and January 3, 2005	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 13,248,481 at September 12, 2005 and 12,812,826 at January 3, 2005	13	13
Additional paid-in capital	153,765	150,003
Accumulated deficit	(52,279)	(59,092)

	101,499	90,924
Less: Treasury stock, 1,785,900 shares at September 12, 2005 and January 3, 2005, at cost	(17,972)	(17,972)

Total stockholders’ equity	83,527	72,952

	$129,787	$124,030

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended		Three Quarters Ended
	September 12, 2005	September 6, 2004	September 12, 2005	September 6, 2004
REVENUES:
Restaurant sales	$38,417	$40,655	$120,332	$121,209
Franchise royalty revenue	4,698	3,909	12,766	11,675
Franchise fees and other income	52	411	148	730

Total revenues	43,167	44,975	133,246	133,614

COSTS AND EXPENSES:
Restaurant food and paper costs	12,580	13,265	38,868	38,698
Restaurant labor costs	11,306	11,710	34,904	36,014
Restaurant occupancy expenses	2,572	2,401	7,272	7,850
Restaurant depreciation and amortization	1,849	1,611	5,279	4,273
Other restaurant operating expenses	5,235	5,523	15,301	15,151
General and administrative expenses	3,578	3,434	11,061	10,379
Advertising	2,416	2,510	7,401	7,318
Non-cash compensation	840	544	840	544
Other depreciation and amortization	220	273	667	807
Impairment of long lived assets	158	—	158	—
Restaurant retirement costs, net	203	101	75	(207)
Loss on sale of assets, net	73	265	260	10

Total costs and expenses	41,030	41,637	122,086	120,837

Operating income	2,137	3,338	11,160	12,777

OTHER INCOME (EXPENSE):
Interest income	303	233	813	698
Interest expense	(466)	(569)	(1,449)	(1,629)

Income before income tax expense	1,974	3,002	10,524	11,846
Income tax expense	746	1,361	3,711	4,537

Net income	$1,228	$1,641	$6,813	$7,309

Comprehensive income	$1,228	$1,641	$6,813	$7,309

Basic net earnings per share	$0.11	$0.14	$0.61	$0.62

Diluted net earnings per share	$0.10	$0.13	$0.55	$0.58

Weighted average number of common shares outstanding:
Basic	11,431	11,440	11,255	11,859
Diluted	12,393	12,228	12,280	12,654

See accompanying notes to consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Quarters Ended
	September 12, 2005	September 6, 2004
Cash flows from operating activities:
Net income	$6,813	$7,309
Adjustments to reconcile net earnings to cash provided by operating activities:
Deferred income tax expense	2,564	4,036
Income tax effect of exercise of options	1,078	284
Depreciation and amortization	5,946	5,080
Amortization of deferred loan costs	140	69
Impairment of long-lived assets	158	—
Bad debt expense	—	170
Non-cash compensation	840	544
Loss on sale of assets	260	10
Change in assets and liabilities:
Increase in receivables	(540)	(708)
(Increase), decrease in inventory	(2)	244
Decrease in prepaid expenses and other current assets	69	673
Decrease in other assets	6	146
Decrease in accounts payable	(461)	(814)
(Decrease), increase in accrued liabilities	(2,633)	45

Net cash provided by operating activities	14,238	17,088

Cash flows from investing activities:
Capital expenditures	(7,438)	(12,472)
Acquisitions of restaurants and equity interests	—	(815)
Proceeds from sale of property and equipment	222	4,259

Net cash used in investing activities	(7,216)	(9,028)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,938)	(4,807)
Increase in restricted cash	(452)	(288)
Proceeds from exercise of stock options and warrants	1,844	889
Purchase of treasury stock	—	(9,922)

Net cash used in financing activities	(546)	(14,128)

Net increase, (decrease) in cash	6,476	(6,068)
Cash at beginning of period	7,075	13,566

Cash at end of period	$13,551	$7,498

Supplemental disclosures of cash flow information
Interest paid	$1,576	$1,774

Income tax paid	$227	$251

Issuance of notes receivable in exchange for property	$1,300	$—

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

The operating results for the first three quarters ended September 12, 2005, are not necessarily an indication of the results that may be expected for the fiscal year ending January 2, 2006. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2005. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s January 3, 2005 consolidated financial statements.

(b) Purpose and Organization – Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (Rally’s) restaurants. At September 12, 2005, there were 362 Rally’s restaurants operating in 16 different states and there were 431 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. Of the 793 total restaurants, 203 are operated by the Company and 590 are operated by franchisees.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for public companies in the first fiscal year beginning after June 15, 2005. Refer to Note 1(d) for a pro-forma calculation of the effect non-cash compensation has had on financial results.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109. (“SFAS No. 109”) This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” The proposed interpretation would be for the first fiscal year ending after December 15, 2005. The Company is currently reviewing the effect the proposed guidance will have on its financial statements.

(d) Pro forma Diluted Earnings per Share – If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Quarter Ended		Three Quarters Ended
	September 12, 2005	September 6, 2004	September 12, 2005	September 6, 2004
Net income, as reported	$1,228	$1,641	$6,813	$7,309
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(427)	(308)	(598)	(1,678)

Pro forma net income	$801	$1,333	$6,215	$5,631

Earnings per share:
Basic – as reported	0.11	0.14	0.61	0.62
Basic – pro forma	0.07	0.12	0.55	0.47
Diluted – as reported	0.10	0.13	0.55	0.58
Diluted – pro forma	0.06	0.11	0.51	0.44

For purposes of the pro forma disclosures, assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. A dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments. The Company granted 327,500 stock options on July 12, 2005 at an exercise price of $13.12 under the 2001 Stock Option Plan.

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

(g) Reclassifications – Certain amounts in the 2004 financial statements have been reclassified to conform to the current quarter 2005 presentation.

Note 2: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of September 12, 2005 was approximately $4.7 million. As of September 12, 2005, we have deferred gains of $2.9 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized based on principle reductions over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on September 12, 2005, under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.5 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $5.6 million and $6.3 million for the three quarters ended September 12, 2005 and September 6, 2004, respectively.

Note 3: Valuation of Intangible Assets and Goodwill

We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename, reacquired franchise rights and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

o	significant underperformance relative to expected historical or projected future operating results;

o	significant negative industry or economic trends;

o	significant decline in our stock price for a sustained period; and

o	our market capitalization relative to net book value.

We performed annual impairment reviews on December 29, 2003 and January 3, 2005. Based on these reviews, no adjustment was required, and we do not believe circumstances have changed since the January 3, 2005 review date which would make it necessary to reassess their values subsequent to the balance sheet date. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Intangible assets consist of the following:

	(Dollars in thousands)

	September 12, 2005	January 3, 2005
Goodwill	$4,094	$4,094
Reacquired franchise rights	$591	$591
Tradename	17,548	17,548
Amortizable intangible assets	1,675	1,791

Intangible assets, net	$23,908	$24,024

Amortizable intangible assets:

	September 12, 2005			January 3, 2005
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Franchise incentives	$1,182	$(398)	$784	$1,182	$(338)	$844	10-25 years
Other intangibles	3,009	(2,118)	891	3,009	(2,062)	$947	10-25 years

	$4,191	$(2,516)	$1,675	$4,191	$(2,400)	$1,791

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2005	$166
2006	163
2007	163
2008	163
2009	163

Note 4: Line of Credit

The Company obtained a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that, as amended, allowed it to borrow up to $3 million, which expired on April 30, 2005. The agreement allowed the Company to borrow at the 7-year interest rate swap published in the Federal Reserve Statistical Release plus 2.2%. The outstanding balance on the line of credit, as converted into a term note, as of September 12, 2005, was $1.1 million and is included in “long-term debt.”

Note 5: Long-Term Debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	September 12, 2005	January 3, 2005
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (7.2% at September 12, 2005) secured by property and equipment.	$4,687	$5,791

Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty-two Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,299	11,577

Line of credit payable to US Bancorp secured by two company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest of 6.73%.	1,075	1,166

Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $73.	2,326	2,401

Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.4%. The leases are payable in monthly principal and interest installments averaging $102.	1,515	1,905

Total long-term debt and obligations under capital leases	20,902	22,840

Less current installments	(1,858)	(2,064)

Long-term debt, less current maturities	$19,044	$20,776

Although we continue to be obligated, approximately $4.7 million of the mortgage and capital lease obligations noted above pass directly through to franchisees (See Note 2).

Note 6: Accounting Charges and Loss Provisions

Restaurant Impairment Charges

We measure impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company regularly prepares an evaluation of long-lived assets during the year. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we considered during our impairment review included individual restaurant performance relative to historical and projected future operating results and the negative economic trends that have taken place for these locations. Based on our review, there were five locations that were deemed impaired as of September 12, 2005. As a result, an impairment charge of $0.2 million was recorded.

Restaurant Retirement Charges

As of the three quarters ended September 12, 2005, we had reserves of $3.6 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of expenses associated under the related operating leases. These reserves are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the third quarter ended September 12, 2005, the Company made lease and other payments of $0.6 million against this reserve. During the first three quarters of 2005, the Company terminated several leases for surplus sites which were negotiated for less than the contractual obligations, further reducing the reserve by $0.1 million. One site was added to the reserve in the third quarter for $0.2 million.

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

Income tax expense of $3.7 million for the first three quarters of 2005 is based on the estimated effective statutory federal and state tax rate of 38%. The effective rate of 35% is lower than the statutory rate due to a reduction of income tax expense of $0.3 million related to IRC Section 382 limitations on available federal net operating loss (NOL) carryforwards. Although the Company is recording tax expense based on a statutory estimated effective tax rate of 38%, through the utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Note 8: Impact of Hurricane Katrina

During the last week of August 2005, restaurants in Florida, Louisiana, Mississippi and Alabama were affected by Hurricane Katrina. Thirty-five Company-owned restaurants and 33 franchised locations experienced closings as the hurricane approached and passed through these states. Most of the restaurants impacted by this hurricane suffered only minimal damage and have reopened. Of the restaurants affected by this hurricane, two franchised and 11 Company-owned restaurants (all in the New Orleans, LA market) remain closed. The Company has property and business interruption insurance coverage on these sites and records insurance recoveries when property losses become known and insurance recoveries are probable. Insurance recoveries for business interruption claims are recognized when all contingencies associated with those claims are resolved. The Company recorded a loss for insurance deductible of $250,000 in “Loss on Sale of Assets” during the quarter ended September 12, 2005, but has not recorded any proceeds from insurance in the quarter.

The Company is using Operations, Development and Human Resource personnel, as well as outside consultants, to assess damage, primarily in the New Orleans, LA market. A scope of work is being prepared to repair buildings and replace equipment as expeditiously as possible. Training and Human Resource personnel have been deployed to recruit and train crew and restaurant management. The Company believes the regional limitations to employ staff and reopen the impacted restaurants will affect our results of operations for the fourth quarter of 2005. Earnings in subsequent quarters will also be impacted by the timing and amount of insurance recoveries.

On September 13, 2005, the Company and its franchisee partners announced the establishment of the Checkers/Rally’s Employee Relief Fund, Inc, a not-for-profit corporation, (“the Employee Relief Fund”) to aid both Company and franchised-restaurant employees who were impacted by Hurricane Katrina.

The Company has made an initial donation of $25,000 to the Employee Relief Fund. The Employee Relief Fund is currently accepting voluntary donations from vendor partners, franchisees, employees and the public. Distributions from the Employee Relief Fund are underway to those employees most in need. The Employee Relief Fund is not a consolidated subsidiary of Checkers Drive-In Restaurants, Inc.

Note 9: Legal Settlements

On September 9, 2005, the Company entered into a settlement agreement with regard to the action with Greenfelder et al. v. White Jr., et al. The settlement included a recovery of $0.8 million from a court ordered escrow of a former franchisee for royalty revenue held for the duration of the proceedings.

Note 10: Subsequent events

On October 7, 2005, one of the Company’s franchisees executed a note with the Company in the amount of $1.3 million, which was included in “accounts receivable” on September 12, 2005. The note includes a balloon payment and matures in November 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Checkers Drive-In Restaurants, Inc. (“Checkers”), a Delaware corporation and its wholly-owned subsidiaries (collectively, the “Company”) is the largest chain of double drive-thru restaurants in the United States. Our Company is a combination of two separate quick-service restaurant chains, Checkers® and Rally’s Hamburgers® (Rally’s). At September 12, 2005, there were 362 Rally’s restaurants operating in 16 different states and 431 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 793 total restaurants, 203 are owned by the Company and 590 are owned by franchisees. Nine states have both Checkers and Rally’s restaurants. Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

We receive revenues from restaurant sales, franchise fees and royalties. Restaurant food and paper costs, labor costs, occupancy expense, other operating expenses, restaurant depreciation and amortization, and advertising expense relate directly to Company-owned restaurants. Expenses such as other depreciation and amortization, and general and administrative expenses relate to Company-owned restaurant operations and the Company’s franchise sales and support functions. Our revenues and expenses are affected by the number and timing of additional restaurant openings, closings and the sales volume of both existing and new restaurants.

Restaurants Operating in the System

For the Quarters Ended

	Dec. 29, 2003	March 22, 2004	June 14, 2004	Sept. 6 2004	Jan. 3, 2005	March 28, 2005	June 20, 2005	Sept. 12 2005
Company-operated:
Beginning of quarter	242	222	222	221	210	207	205	206
Openings/transfers in	5	—	7	2	1	1	2	1
Closings/transfers out	(25)	—	(8)	(13)	(4)	(3)	(1)	(4)

End of quarter	222	222	221	210	207	205	206	203

Franchise:
Beginning of quarter	540	562	565	566	581	581	587	585
Openings/transfers in	31	3	10	15	5	7	5	7
Closings/transfers out	(9)	—	(9)	—	(5)	(1)	(7)	(2)

End of quarter	562	565	566	581	581	587	585	590

	784	787	787	791	788	792	791	793

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1. Legal Proceedings” and elsewhere in this Form 10-Q constitute “forward-looking statements,” which we believe are within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended		Three Quarters Ended
	Sept. 12, 2005	Sept. 6, 2004	Sept. 12, 2005	Sept. 6, 2004
REVENUES:
Restaurant sales	89.0%	90.4%	90.3%	90.7%
Franchise royalty revenue	10.9%	8.7%	9.6%	8.7%
Franchise fees and other income	0.1%	0.9%	0.1%	0.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Restaurant food and paper costs (1)	32.7%	32.6%	32.3%	31.9%
Restaurant labor costs (1)	29.4%	28.8%	29.0%	29.7%
Restaurant occupancy expenses (1)	6.7%	5.9%	6.0%	6.5%
Restaurant depreciation and amortization (1)	4.8%	4.0%	4.4%	3.5%
Other restaurant operating expenses (1)	13.6%	13.6%	12.7%	12.5%
General and administrative expenses	8.3%	7.6%	8.3%	7.8%
Advertising (1)	6.3%	6.2%	6.2%	6.0%
Non-cash compensation	1.9%	1.2%	0.6%	0.4%
Other depreciation and amortization	0.5%	0.6%	0.5%	0.6%
Impairment of long-lived assets	0.4%	0.0%	0.1%	0.0%
Restaurant retirement costs, net	0.5%	0.2%	0.1%	(0.2%)
Loss on sale of assets	0.2%	0.6%	0.2%	0.0%

Total costs & expenses	94.9%	92.6%	91.6%	90.4%

Operating income	5.1%	7.4%	8.4%	9.6%

OTHER INCOME (EXPENSE):
Interest income	0.7%	0.5%	0.6%	0.5%
Interest expense	(1.1%)	(1.3%)	(1.1%)	(1.2%)

Income before income tax expense	4.6%	6.6%	7.9%	8.9%
Income tax expense	1.7%	3.0%	2.8%	3.4%

Net income	2.9%	3.6%	5.1%	5.5%

(1) As a percentage of restaurant sales

Comparison of Historical Results – Quarter Ended September 12, 2005 and Quarter Ended September 6, 2004

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $43.2 million for the quarter ended September 12, 2005, compared to $45.0 million for the quarter ended September 6, 2004.

Restaurant Sales

Company-owned restaurant sales decreased by $2.3 million for the quarter ended September 12, 2005 to $38.4 million compared to $40.7 million for the same quarter last year. This decrease was primarily due to a net reduction of seven Company-owned restaurants since the third quarter of last year, lost sales of approximately $0.8 million due to Hurricane Katrina, which was partially offset by positive same-store sales growth of 0.2% for the quarter ended September 12, 2005.

Franchise Royalty Revenue

Franchise royalties increased by $0.8 million in the third quarter of 2005, to $4.7 million, primarily due to a recovery from a legal settlement with a former franchisee for $0.8 million. Also impacting royalties for the quarter was a same-store sales decline of 2.0% at franchise restaurants.

Franchise Fees

Franchise fees and other income for the third quarter of 2005 were $0.1 million compared to $0.4 million for the same quarter of 2004. The decrease is attributable primarily to $360,000 in franchise fees collected for the sale of twelve Atlanta restaurants to a franchisee in 2004.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $12.6 million or 32.7% of restaurant sales for the quarter ended September 12, 2005, compared with $13.3 million, or 32.6% of restaurant sales in the same quarter of 2004. The decrease in this line item was primarily due to a net reduction of seven Company-owned restaurants since the third quarter of last year, coupled with a reduction caused by restaurant closures as a result of Hurricane Katrina.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $11.3 million or 29.4% of restaurant sales for the quarter ended September 12, 2005, compared with $11.7 million or 28.8% for the quarter ended September 6, 2004. The decrease in restaurant labor costs was primarily due to the net reduction of seven restaurants since the same quarter last year and a reduction for restaurant closures as a result of Hurricane Katrina. The increase in labor costs as a percentage of sales was primarily due to the impact of the $1.00 per hour wage increase in the state of Florida. In the current year and health insurance and worker’s compensation expense in the prior year.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.6 million or 6.7% of restaurant sales in the third quarter of 2005, compared with $2.4 million or 5.9% of restaurant sales for the quarter ended September 6, 2004. The increase in restaurant occupancy expense is due primarily to higher general liability and property insurance as well as an increase in property taxes for Company-owned restaurants. The increase as a percentage of sales also includes the impact of lost sales due to Hurricane Katrina.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $1.8 million or 4.8% of restaurant sales for the third quarter of 2005 and $1.6 million or 4.0% of restaurant sales for the third quarter of 2004. The net increase was primarily due to depreciation on $14.7 million of capital additions since September 6, 2004, partially offset by the sale or disposition of Company-owned restaurant assets.

Other Restaurant Operating Expenses

Other restaurant operating expenses include utilities, repairs and maintenance and other costs. These expenses totaled $5.2 million, or 13.6% of restaurant sales for the quarter ended September 12, 2005 compared with $5.5 million or 13.6% of restaurant sales for the quarter ended September 6, 2004. These expenses broken out as a percentage of sales are as follows: repairs and maintenance decreased to 3.4% for 2005 compared to 4.0% for the same quarter of 2004, utilities increased to 5.5% for the third quarter of 2005 compared to 5.3% for the same quarter last year and other costs in this category increased to 4.7% for the quarter ended September 12, 2005 relative to 4.3% for the same quarter one year ago.

General and Administrative Expenses

General and administrative expenses were $3.6 million, or 8.3% of total revenues for the quarter ended September 12, 2005, compared to $3.4 million, or 7.6% of total revenues for the third quarter of 2004. This increase in expense reflects $0.2 million in costs pertaining to the exploration of strategic alternatives for the Company.

Advertising

Advertising expense was $2.4 million or 6.3% of restaurant sales for the quarter ended September 12, 2005, compared to $2.5 million, or 6.2% of restaurant sales for the quarter ended September 6, 2004. The decrease in expense is attributable to seven fewer restaurants in operation during the third quarter of 2005 versus the same quarter of 2004. As a percentage of restaurant sales, the increase was attributable to additional spending in local marketing to hurdle prior year same-store sales.

Non-Cash Compensation

Non-cash compensation expense in the third quarter of 2005 of $0.8 million was incurred for the issuance of 64,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on July 12, 2005, valued at $13.12 per share.

Impairment of Long-lived Assets

Impairment of long-lived assets was $0.2 million in the third quarter of 2005. These impairments are specific to five restaurants whose projected operating performance does not support their respective asset carrying values. There were no impairment charges in the third quarter of 2004.

Restaurant Retirement Costs

During the third quarter of 2005, the Company recognized costs of $0.2 million primarily related to the operating lease reserve associated with a restaurant closure in Cincinnati, OH. During the same quarter of 2005, the Company recognized costs of $0.1 million associated with demolition costs as well as other expenses of closed restaurants.

Loss on Sale of Assets

During the third quarter of 2005, the Company recognized a loss of $0.1 million. This loss is composed of a $250,000 expense which represents the insurance deductible on losses due to Hurricane Katrina. The loss was partially offset by the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000 and other gains on disposed assets.

Income Tax

Income tax expense for the quarter ended September 12, 2005 was $0.7 million. Although the Company is recording income tax expense at an estimated effective tax rate of 38%, through the utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Comparison of Historical Results – Three Quarters Ended September 12, 2005 and Three Quarters Ended September 6, 2004

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $133.2 million for the three quarters ended September 12, 2005, compared to $133.6 million for the three quarters ended September 6, 2004.

Restaurant Sales

Restaurant sales decreased by $0.9 million for the three quarters ended September 12, 2005 to $120.3 million compared to $121.2 million for the same three quarters last year. This decrease was primarily due to a net average quarterly reduction of 13 Company-owned restaurants for the three quarters ended September 12, 2005 versus the same three quarters ended September 6, 2004, partially offset by same-store sales growth of 3.7% for the first three quarters ended September 12, 2005.

Franchise Royalty Revenue

Franchise royalties increased by $1.1 million in the first three quarters of 2005, to $12.8 million, primarily due to a recovery from a legal settlement with a former franchisee for $0.8 million during the third quarter of 2005, as well as a net average quarterly increase of 16 franchise restaurants for the three quarters ended September 6, 2004 versus the three quarters ended September 12, 2005. The increase in royalties was also supplemented by a same-store sales improvement of 2.3% at franchise restaurants for the three quarters ended September 12, 2005.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $38.9 million or 32.3% of restaurant sales for the three quarters ended September 12, 2005 compared with $38.7 million or 31.9% for the same three quarters of 2004. The increase in these costs, both in dollars and as a percentage of restaurant sales, was primarily due to increased commodity prices.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $34.9 million or 29.0% of restaurant sales for the three quarters ended September 12, 2005, compared with $36.0 million or 29.7% of restaurant sales for the three quarters ended September 6, 2004. The decrease in restaurant labor costs was primarily due to a net average quarterly reduction of 13 Company-owned restaurants for the three quarters ended September 12,

2005 versus the same three quarters ended September 6, 2004, which was partially offset by a $1.00 increase in the minimum wage in the state of Florida. The decrease in costs as a percentage of restaurant sales was primarily due to an increase in same store sales for the three quarters ended September 12, 2005 as well as a decrease in benefits.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $7.3 million or 6.0% of restaurant sales in the first three quarters of 2005, compared with $7.9 million or 6.5% of restaurant sales for the three quarters ended September 6, 2004. The decrease in restaurant occupancy expense for the first three quarters this year compared to the first three quarters last year is due to the a net average quarterly reduction of 13 Company-owned restaurants for the three quarters ended September 12, 2005 versus the same three quarters ended September 6, 2004. This decrease was partially offset by an increase in property taxes. The overall decrease as a percentage of sales is due primarily to the increase in same-store sales.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $5.3 million or 4.4% of restaurant sales for the first three quarters of 2005, compared to $4.3 million or 3.5% of restaurant sales for the first three quarters of 2004. The net increase was primarily due to depreciation on $14.7 million of capital additions acquired since September 6, 2004, partially offset by the sale or disposition of Company-owned restaurant assets.

Other Restaurant Operating Expenses

Other restaurant operating expense includes all other restaurant level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $15.3 million, or 12.7% of restaurant sales for the three quarters ended September 12, 2005, compared with $15.2 million, or 12.5% of restaurant sales for the three quarters ended September 6, 2004. Repairs and maintenance decreased to 3.1% as a percentage of restaurant sales for 2005 compared to 3.4% for the same quarters of 2004. Utilities increased slightly to 5.0% as a percentage of restaurant sales for the three quarters ended September 12, 2005, compared to 4.9% as a percentage of restaurant sales for the three quarters ended September 6, 2004. Other costs in this category increased to 4.6% for the first three quarters of 2005 as a percentage of restaurant sales compared to 4.2% for the first three quarters of 2004.

General and Administrative Expenses

General and administrative expenses were $11.1 million, or 8.3% of total revenues for the three quarters ended September 12, 2005, compared to $10.4 million, or 7.8% of total revenues for the first three quarters of 2004. This increase reflects $0.3 million of additional audit costs recorded during the first quarter of 2005 primarily relating to our prior auditors, as well as $0.3 million in costs pertaining to the exploration of strategic alternatives for the Company.

Advertising

Advertising expense was $7.4 million or 6.2% of restaurant sales for the three quarters ended September 12, 2005, compared to $7.3 million, or 6.0% of restaurant sales for the three quarters ended September 6, 2004. The increase in the current year was primarily due to an increase in regional marketing during the first quarter of 2005, as well as increased expense for the Company’s motorsports initiatives, including the Company’s title as the “Official Burger of NASCAR®.” These expenses were partially offset by a net average quarterly reduction of 13 Company-owned restaurants for the three quarters ended September 12, 2005 versus the same three quarters ended September 6, 2004.

Non-Cash Compensation

Non-cash compensation expense in 2005 of $0.8 million was incurred for the issuance of 64,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on July 12, 2005, valued at $13.12 per share.

Impairment of Long-lived Assets

Impairment of long-lived assets was $0.2 million in 2005. These impairments are specific to five restaurants whose projected operating performance does not support their respective asset carrying values. There were no impairment charges during the first three quarters of 2004.

Restaurant Retirement Costs

During the first three quarters of 2005, the Company closed one restaurant in Cincinnati, OH, resulting in expense of $0.2 million which was partially offset by the termination of several leases for surplus sites which were negotiated for less than the contractual obligations, creating a benefit of $0.1 million. In 2004, the Company recognized gains of $0.2 million primarily due to the termination of two leases on previously closed restaurants which were negotiated for less than the reserved amount.

Loss on Sale of Assets

During the first three quarters of 2005, the Company recognized a net loss of $260,000 in this category which consisted of the deductible on property loss due to Hurricane Katrina, the disposal of video equipment and the replacement of restaurant assets for newly remodeled restaurants. These losses for the current year were partially offset by the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000 and other gains on disposed assets. For the first three quarters of 2004, the Company recognized a loss of $10,000 in this category which consisted of disposals due to the remodeling of restaurants in the Indianapolis and New Orleans markets and the loss on the sale of twelve Atlanta locations to a franchisee during the third quarter of 2004. These losses were partially offset by the gain on the sale of eight Atlanta restaurants to a franchisee recognized during the second quarter of 2004 and the recognition of deferred gains on restaurant market sales recorded in 1999 and 2000.

Income Tax

Income tax expense of $3.7 million for the first three quarters of 2005 is based on the estimated effective statutory federal and state tax rate of 38%. The effective rate of 35% is lower than the statutory rate due to a reduction of income tax expense of $0.3 million related to IRC Section 382 limitations on available federal net operating loss (NOL) carryforwards. Although the Company is recording tax expense based on a statutory estimated effective tax rate of 38%, through the utilization of available NOL carryforwards, management expects tax payments for 2005 to be limited to the federal alternative minimum tax and certain state income taxes.

Liquidity and Capital Resources

We had working capital of $10.4 million on September 12, 2005, compared to $0.8 million on January 3, 2005. Cash and cash equivalents increased $6.5 million to $13.6 million since the fiscal year ended January 3, 2005. Cash flow provided by operating activities was $14.2 million, compared to $17.1 million for the same three quarters last year. The decrease in current year cash flows is attributable to a decrease in net income, an increase in receivables and a decrease in accrued liabilities and accounts payable.

Cash flow used for investing activities was $7.2 million relating primarily to capital expenditures of $7.4 million for new restaurants and restaurant remodels. These expenditures were partially offset by proceeds of $0.2 million from the sale of restaurants and other capital assets.

Cash used for financing activities was $0.5 million. The most significant activities in this category were principal payments of $1.9 million on our debt and capital lease obligations and an increase in restricted cash of $0.5 million. These outlays were partially offset by the receipt of $1.8 million from the exercise of stock options through September 12, 2005.

Capital expenditures for fiscal 2005 are expected to total $13.4 million. These expenditures include the development of new restaurants and the remodeling of existing restaurants, as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of September 12, 2005 and the expected cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We were in compliance with all of the covenants as of September 12, 2005.

Critical Accounting Policies:

Our critical accounting policies are as follows:

Revenue Recognition – Area development franchise fees are generated from the sale of rights to develop restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee, and are recognized as income on a pro rata basis when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s net sales. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-owned restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. The amount of capital lease receivables as of September 12, 2005 was $4.7 million. During fiscal years 1999 and 2000, several Company-owned restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. We have remaining deferred gains of $2.9 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the September 12, 2005 balance sheet under the captions “accrued liabilities” and “deferred revenue” for $0.4 million and $2.5 million, respectively, and will be recognized over the next 15 years.

The Company also has remaining deferred gains of $0.3 million, as of September 12, 2005, where notes receivable were accepted as consideration for sales of certain Company-owned restaurants. These notes, as well as the associated deferred gains, are scheduled to be collected and recognized over the term of the notes, which are due over the next 4 years. Additionally, the Company has a deferred gain of $1.3 million which was recorded in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. This deferred gain will be recognized over the remaining lease term of fourteen years.

Valuation of Long-Lived Assets – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

o	offers from current or potential franchisees for restaurants below carrying value;

o	significant underperformance relative to historical or projected future operating results; and

o	significant negative industry or economic trends.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed a discounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten-year period. This period of time was selected based on the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis, in accordance with SFAS No. 144. The Company regularly completes an evaluation of long-lived assets during the year. Based on our review, there were five locations that were deemed impaired during the period ended September 12, 2005. As a result, an impairment charge of $0.2 million was recorded.

Valuation of Intangible Assets and Goodwill – We assess the impairment of intangible assets with an indefinite life on an annual basis (tradename and goodwill), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

o	significant underperformance relative to historical or projected future operating results;

o	significant negative industry or economic trends;

o	significant decline in our stock price for a sustained period; and

o	our market capitalization relative to net book value.

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

Allowance for Doubtful Receivables – Management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts and notes receivable and related historical bad debts, franchise concentrations, franchise credit-worthiness, guarantor credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The current portion of accounts, notes and leases receivable totaled $7.4 million, or $3.9 million net of allowance for doubtful accounts of $3.5 million, as of September 12, 2005.

Contingencies – Management’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss, or the most probable amount within the range if higher and determinable. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Restaurant Retirement Costs – Restaurant retirement costs include costs required to restore property to its original state upon termination or completion of a lease. Restaurant retirement costs also include reserves for restaurant relocations and abandoned sites which consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than 1 year to 11 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity, and the reserve reflects this.

Accounting for Income Taxes – The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. As of September 12, 2005, the Company has $43.3 million of net deferred tax assets available to reduce future income taxes partially offset by a valuation allowance of $29.8 million.

Self Insurance – The Company is self-insured for workers’ compensation claims up to $250,000 per occurrence. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim. The Company maintains $4.2 million in restricted cash as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first fiscal year beginning after June 15, 2005. Refer to Note 1(d) of the financial statements for a pro forma calculation of the effect non-cash compensation has had on current and prior quarter financial results.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109. (“SFAS No. 109”) This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” The proposed interpretation would be for the first fiscal year ending after December 15, 2005. The Company is currently reviewing the effect the proposed guidance will have on its financial statements.

Known Events, Uncertainties and Trends

Impact of Hurricane Katrina

During the last week of August 2005, restaurants in Florida, Louisiana, Mississippi and Alabama were affected by Hurricane Katrina. Thirty-five Company-owned restaurants and 33 franchised locations experienced closings as the hurricane approached and passed through these states. Most of the restaurants impacted by this hurricane suffered only minimal damage and have reopened. Of the restaurants affected by this hurricane, two franchised and 11 Company-owned restaurants (all in the New Orleans, LA market) remain closed. The Company has property and business interruption insurance coverage on these sites and records insurance recoveries when property losses become known and insurance recoveries are probable. Insurance recoveries for business interruption claims are recognized when all contingencies associated with those claims are resolved. The Company recorded a loss for insurance deductible of $250,000 in “Loss on Sale of Assets” during the quarter ended September 12, 2005, but has not recorded any proceeds from insurance in the quarter.

The Company is using Operations, Development and Human Resource personnel, as well as outside consultants, to assess damage, primarily in the New Orleans, LA market. A scope of work is being prepared to repair buildings and replace equipment as expeditiously as possible. Training and Human Resource personnel have been deployed to recruit and train crew and restaurant management. The Company believes the regional limitations to employ staff and reopen the impacted restaurants will affect our results of operations for the fourth quarter of 2005. Earnings in subsequent quarters will also be impacted by the timing and amount of insurance recoveries.

On September 13, 2005, the Company and its franchisee partners announced the establishment of the Checkers/Rally’s Employee Relief Fund, Inc, a not-for-profit corporation, (“the Employee Relief Fund”) to aid both Company and franchised-restaurant employees who were impacted by Hurricane Katrina.

The Company has made an initial donation of $25,000 to the Employee Relief Fund. The Employee Relief Fund is currently accepting voluntary donations from vendor partners, franchisees, employees and the public. Distributions from the Employee Relief Fund are underway to those employees most in need. The Employee Relief Fund is not a consolidated subsidiary of Checkers Drive-In Restaurants, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Exchange Rate Fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 4.9% to 16.4%. A hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of $47,000 in annual income before taxes, based upon our current level of variable debt ($4.7 million) and assuming no changes in the volume or composition of debt.

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 12, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weaknesses identified in Item 9A(b) of the Annual Report on Form 10-K for the year ended January 3, 2005. Specifically, the Company implemented the following remediation efforts during the first three quarters of 2005:

•	Hired accounting personnel with relevant accounting and industry expertise. (The Accounting Manager and Senior Accountant vacancies were filled during February of 2005.)

•	Assessed the existing accounting personnel to ensure that each position is filled with the appropriate qualified personnel and, if deemed necessary, the Company will add additional personnel to its staff. (While no additional personnel have been added, the Company has reviewed each position and believes that the Accounting Department is adequately staffed to ensure accuracy and integrity in financial reporting. In addition, the Company engaged Ernst & Young, LLP to provide third party tax assistance.)

•	Provide training to existing accounting staff so that they have the necessary expertise for their assigned responsibilities. (SEC and Restaurant Industry training were completed by various accounting personnel.)

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

The Complaints, as amended, assert a number of claims for relief, including claims for breach of contract, fraudulent inducement to contract, post-contract fraud, breaches of implied duties of “good faith and fair dealings” in connection with various franchise agreements and an area development agreement, battery, defamation, negligent retention of employees, and violation of Florida’s Franchise Act. During the pendency of the actions, the corporate plaintiffs were obligated to deposit into an escrow account created pursuant to a stipulated court order all National Production Fund (“NPF”) contributions and royalty fees due the Company in accordance with the applicable franchise agreements.

On September 9, 2005, the Company settled the above referenced litigation. On October 13, 2005, pursuant to the terms of the settlement agreement, both complaints were dismissed, with prejudice.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. In November 2000, Checkers initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking in excess of three million damages under contract and tort theories. On February 20, 2004, the arbitration tribunal entered an Order on Checkers’ Amended Motion to Dismiss Amended Counterclaim (the “Order”). In the Order, the tribunal: (1) dismissed two of the seven counts asserted against Checkers in the Counterclaim; and (2) granted Checkers’ Motion to Dismiss with respect to portions of each of the remaining counts in the Counterclaim. The tribunal also ruled that there is no basis for imposing liability on Checkers for the acts or omissions of Suncheck of Puerto Rico, Inc. The counterclaimants voluntarily dismissed a third count, and filed a motion seeking to amend the Counterclaim to replead the count, which was denied. This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings. The final arbitration hearing began on September 20, 2005. The final hearing could not be completed within the time originally allotted for the final hearing. The final hearing is scheduled to resume for two consecutive additional days beginning on October 27, 2005.

Checkers Drive-In Restaurants, Inc. v. The Data Broker LLC and The NTI Corporation d/b/a Chase Communications. On March 1, 2005, Checkers Drive-In Restaurants, Inc. filed this lawsuit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. In its two count Complaint, Checkers asserted a claim for interpleader and sought injunctive relief to enjoin the defendants from interfering with the frame relay services being provided to Checkers. Checkers filed the lawsuit because both of the defendants were: (1) making conflicting demands for payment from Checkers for the network service; and (2) threatening to disrupt, and were disrupting Checkers’ network services. The NTI Corporation d/b/a Chase Communications (“Chase”) filed a Counterclaim against Checkers for breach of contract. Chase is seeking damages from Checkers in the amount of $119,540. Checkers vigorously denies the allegations in Chase’s Counterclaim. Two additional parties, Unique Communications, Inc. (“Unique”) and MCI, Inc. moved to intervene in this case. Although the Court permitted Unique and MCI to intervene, the Court limited the extent of their participation. Neither Unique nor MCI have asserted any claims against Checkers.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders for fiscal 2005 was held on May 18, 2005.

(b) See Item 4(c) below.

(c) At the annual meeting of shareholders, the shareholders voted on the following matters: the election of three directors to serve until the annual meeting of shareholders in 2008 and the appointment of an independent registered public accounting firm for fiscal 2005. All matters were approved by the shareholders as follows:

(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	For	Against/Withheld	Abstentions	Broker Non-Votes
Peter C. O’Hara (2008)	9,979,573	576,876	—	—
Keith E. Sirois (2008)	7,276,333	3,280,116	—	—
Gary Lieberthal (2008)	10,038,001	518,448	—	—

Additional directors, whose terms of office as Directors continued after the annual meeting of shareholders, are as follows:

Term Expiring in 2006	Term Expiring in 2007
David Gotterer	Terry N. Christensen
Burt Sugarman	Willie D. Davis

(2)	The proposal to approve the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal 2005 was approved by the shareholders as follows:

For	Against/Withhold	Abstentions	Broker Non-Votes
10,538,351	11,042	7,056	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

*	*	31.1	Certificationof Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 24, 2005.

*	*	31.2	Certificationof Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 24, 2005.

*	*	32.1	Certificationof Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 24, 2005.

*	*	32.2	Certificationof Chief Financial (Accounting) Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 24, 2005.

** Filed electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkers Drive-In Restaurants, Inc.
(Registrant)

Date: October 24, 2005	By: /s/ S. Patric Plumley
S. Patric Plumley Treasurer and Chief Financial Officer