Form 10-K
period 2006-01-02
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2006-03-17
CIK 879554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-19649

Checkers Drive-in Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1654960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 West Cypress St, Suite 600 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 283-7000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of June 20, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $156.2 million based on the $13.75 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2006
[Common Stock, $.001 par value per share]	11,500,200 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

CHECKERS DRIVE-IN RESTAURANTS, INC.

2005 FORM 10-K ANNUAL REPORT

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

At January 2, 2006, there were 804 restaurant locations, consisting of 200 Company-operated restaurants and 604 franchisee-operated restaurants. Of the 804 locations, 354 are Rally’s restaurants operating in 16 different states and 450 are Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. At January 2, 2006, five Company-operated restaurants remained temporarily closed as a result of the effects of Hurricane Katrina. Checkers was founded in 1986 and Rally’s was founded in 1985.

On February 17, 2006, the Company announced an agreement with Taxi Holdings Corp., an affiliate of Wellspring Capital Management, LLC, a private equity firm, and Taxi Acquisition Corp., a wholly owned subsidiary of Taxi Holdings Corp., to purchase the Company for $15.00 per share. The total transaction value is approximately $188 million, including the assumption of Checkers’ debt. The acquisition agreement has been approved by the Checkers Board of Directors and by the Special Committee of the Board formed to explore strategic alternatives, and is expected to close in the second quarter of 2006.

Our financial information, including the information contained in this annual report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above-mentioned reports, may be viewed on the Internet at www.checkers.com (under “Investor Relations—SEC Filings”). These reports are made available on the Company’s website as soon as reasonably practicable after their filing with, or furnishing to, the U.S. Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from Checkers Drive-In Restaurants, Inc., Investor Relations, 4300 West Cypress Street, Suite 600, Tampa, FL 33607. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

Information contained on the Company’s website is not incorporated into this annual report on Form 10-K or any of the Company’s other filings and is not a part of them.

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

Restaurant Locations

As of January 2, 2006, there were 200 Company-operated restaurants in 11 states and 604 restaurants operated by our franchisees in 26 states, the District of Columbia, Mexico and the West Bank. The following table sets forth the locations of each restaurant:

Region	State Name	Company	Franchise	Grand Total
Southeast	Florida	88	101	189
	Georgia	20	66	86
	Alabama	—	43	43
	Kentucky	1	34	35
	Tennessee	10	8	18
	Virginia	—	20	20
	North Carolina	—	12	12
	South Carolina	—	11	11
	Mississippi	1	9	10
	West Virginia	—	6	6
	Washington, D.C.	—	2	2

Southeast Total		120	312	432

North Central	Ohio	18	68	86
	Indiana	23	28	51
	Michigan	11	21	32
	Missouri	—	22	22
	Illinois	—	16	16
	Wisconsin	—	3	3
	Iowa	—	2	2

North Central Total		52	160	212

Northeast	Maryland	—	29	29
	New York	—	15	15
	New Jersey	—	18	18
	Pennsylvania	11	—	11
	Delaware	1	1	2

Northeast Total		12	63	75

Southwest	California	—	34	34
	Arizona	—	4	4

Southwest Total		—	38	38

South Central	Louisiana	16	15	31
	Arkansas	—	10	10
	Texas	—	1	1

South Central Total		16	26	42
West Bank			3	3
Mexico		—	2	2

Grand Total		200	604	804

During fiscal 2005, 34 restaurants were opened, consisting of 29 franchisee-operated restaurants and five Company-operated restaurants. During the same period, 18 restaurants were closed, consisting of 11 franchisee operated restaurants and seven Company-operated restaurants, including four permanent closures due to Hurricane Katrina. Also during fiscal 2005, we reacquired one restaurant from a franchisee. We sold six Company-operated restaurants to franchisees. At January 2, 2006, five Company-operated restaurants remained temporarily closed as a result of the effects of Hurricane Katrina. Our growth strategy for the next two years is to focus on the controlled development of additional franchised and Company-operated restaurants primarily in our existing core markets and to further penetrate markets currently under development by franchisees. We also intend to develop select international markets.

Site Selection

The selection of a site for a restaurant is critical to its success. Management inspects and approves each potential Company-operated restaurant site prior to final selection. In evaluating particular sites, we consider various factors including traffic count, speed of traffic, convenience of access, size and configuration, demographics and density of population, visibility and cost. We also review competition and the sales and traffic counts of national and regional chain restaurants operating in the area. The majority of Company-operated restaurants are located on leased land. We intend to continue to use leased sites where possible.

Restaurant Design and Service

Our double drive-thru restaurants have a highly visible, distinctive and uniform look that is intended to appeal to guests of all ages. Restaurants are generally 760 to 980 sq. ft., which is less than one-fourth the size of the typical restaurants of the four largest quick-service hamburger chains. New and many existing restaurants are moveable modular buildings. Our experience is that the building component of a modular restaurant generally costs less than comparably built outlets using conventional, on-site construction methods. Our restaurants, due to their small size, require only a  1/2 acre of land area, which is approximately one-third to one-half of the land area used by the four largest quick service hamburger chains. As a result of the small size of the restaurant building, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

The Checkers and Rally’s standard restaurant is designed around a 1950’s diner and art deco theme with the use of white and black tile in a checkerboard motif, glass block corners, a protective drive-thru cover on each side of the restaurant supported by red aluminum columns piped with white neon lights and a wide stainless steel band piped with red neon lights that adorns the restaurant as part of the exterior decor. Both Rally’s and Checkers’ restaurants utilize a “double drive-thru” concept that permits simultaneous service of two automobiles from opposite sides of the restaurant. Although a substantial portion of the Company’s sales are made through its drive-thru windows, service is also available through walk-up windows. While the restaurants normally do not have an interior dining area, most have parking and a patio for outdoor eating. The patios contain canopy tables and benches, are well landscaped and have outside music in order to create an attractive and fun eating experience.

Although each sandwich is made-to-order, the Company’s objective is to serve guests within 30 seconds of their arrival at the drive-thru window. The Company monitors the length of time a guest is in the drive-thru lane and at the drive-thru window utilizing drive-thru timers. Each restaurant has a computerized point-of-sale system which displays each individual item ordered in front of the food and drink preparers. This enables the preparers to begin filling a second order before the prior order is completed and totaled, thereby increasing the speed of service to the guest and the opportunity to increase sales per hour. It also provides better inventory and labor cost controls and permits the monitoring of sales volumes and product utilization. The Company began accepting credit cards at all Company-operated restaurants during November of 2004 to further improve guest service.

The Company’s restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks.

Menu

The menu and flavor profile at Checkers and Rally’s appeals to a “more adult guest” and is driven by a wide variety of seasoned, made-to-order hamburgers including the original  1/4 pound Champ Burger ®, a fully dressed “made-to-order” burger and the signature Big Buford ®, a fully dressed double cheeseburger. Screamin’ Chicken ®, all white-meat breaded and spicy chicken strips, the Deep Sea Double®, a double fish sandwich, all beef chili cheese dogs and Checkers / Rally’s Famous FriesTM are just a few of Checkers and Rally’s other unique and fast selling menu favorites. Coca-Cola products, cinnamon sugar hot apple pies and super thick shakes also play an important role at Checkers and Rally’s. Carefully designed, limited menus are designed to deliver freshly prepared, quality, high taste profiled food and unmatched speed of delivery. We are engaged in product development research and work to enhance variety while maintaining ease of operations and throughput through the use of many limited time only product promotions throughout the year.

Marketing Programs

Checkers/Rally’s award-winning advertising campaign, “You Gotta Eat®” entered its fifth year in 2005 and continued to play a significant role in driving sales and nearly doubling national brand awareness vs. 2002 awareness (Sandelman / QuickTrac). The fun, upbeat, music-driven spots continue to have high recall among current and potential guests as they combine retail call-to-action with a strong branding message in a relevant and believable format. A hit with our guests, the campaign has also served as a powerful idea that has raised morale and motivated our leadership team, employees and franchisees to drive the Company’s business. Coupled with an aggressive media buying strategy, franchisees have embraced the campaign, increasing the number of Checkers/Rally’s markets advertising on television to nearly 45 over the past several years. Moreover, “You Gotta Eat”® has been fully integrated into our print, point of purchase, outdoor, crew uniforms, bags, cups and every other consumer touch point. We will launch the sixth year of the “You Gotta Eat”® campaign in April of 2006.

In addition to Checkers/Rally’s successful advertising campaign, the Company utilizes strategic sports sponsorships and public relations initiatives to maximize brand awareness. In 2005, Checkers/Rally’s entered into its third year of its partnership as the “Official Burger” of both the Indianapolis 500® and NASCAR’s Brickyard 400®, two of the largest single-day sporting events in the world. In February of 2005, the Company expanded its motorsports initiative by announcing its partnership with NASCAR ® and International Speedway Corporation (ISC)™. Checkers and Rally’s became the Official Drive-Thru restaurant and burger of NASCAR®. National media outlets delivered unprecedented coverage for Checkers and Rally’s, including its highly successful fund-raising efforts for the Cure Autism Now Foundation (CAN), with nationwide public service announcements raising $100,000 for the charity. In late 2005, the Company auctioned one of a kind sports collectibles to benefit Operation Gratitude. The online auction was conducted to help fund Operation Gratitude’s mission of sending care packages to U.S. troops currently deployed overseas.

Also in 2005, Checkers/Rally’s continued the official burger status of the following: MLB’s Tampa Bay Devil Rays®, the NFL’s Miami Dolphins® and Indianapolis Colts®, the NBA’s New Orleans Hornets®, the University of Florida Gators®, the Florida State University Seminoles® and the University of Louisville Cardinals®.

Checkers/Rally’s National Production Fund has named Amalgamated as agency of record to handle creative advertising duties beginning in 2006.

Purchasing

All restaurants purchase food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management constantly monitors the quality of the food, beverages and supplies provided to the restaurants.

We believe that our efforts over time have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are readily available from first line suppliers or, upon short notice, alternate suppliers. Among other factors, our profitability is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes, gas prices and adverse weather conditions, may affect food costs.

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

As of January 2, 2006, we employed approximately 4,000 employees, substantially all of which were restaurant personnel. Most employees, other than restaurant management and certain corporate personnel, are paid on an hourly basis. We believe the Company provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant segment. Employee relations are considered to be better than the industry average. None of the Company’s employees are covered by a collective bargaining agreement.

Supervision and Training

Each new franchisee and selected restaurant managers attend a comprehensive training program. The program was developed by the Company to enhance the consistency of restaurant operations and is considered by management to be an important step in operating a successful restaurant. During this program, the attendees are taught certain basic elements that we believe are vital to the Company’s operations and are provided with a complete operations manual, and other training aids designed to guide and assist them in the day-to-day operations. In addition, hands-on experience is incorporated into the program by requiring each attendee, prior to completion of the training course, to work in an existing Company-operated restaurant. Continuing training classes for both Company-operated and franchise restaurant personnel have also been developed. After a restaurant is opened, we continue to monitor the consistency and uniformity of operations for both franchised and Company-operated restaurants.

We also employ Franchise Business Consultants, who have been fully trained by us, to assist franchisees in implementing our operating procedures once a restaurant is open. The Franchise Business Consultants rate the restaurant’s hospitality, food quality, speed of service, cleanliness and maintenance of the facilities. The franchisees receive a written report of the Franchise Business Consultant’s findings with deficiencies, if any, and recommended procedures to correct such deficiencies.

Restaurant Reporting

Each Company-operated restaurant has a computerized point-of-sale system coupled with a back office computer. With this system, management is able to monitor sales, labor and food costs, speed of service, guest counts and other key performance indicators. The information gathered allows management to better control labor, inventories and operating costs. These systems, at Company-operated restaurants, are polled daily by our corporate office.

Inflation

Food and labor costs are significant inflationary factors in the Company’s operations. Many of our employees are paid hourly rates at to the statutory minimum wage; therefore, increases in the minimum wage increase the Company’s labor costs. In addition, some of our leases require us to pay base rents with escalation provisions based on the consumer price index, percentage rents based on revenues, and to pay taxes, maintenance, insurance, repairs and utility costs, all of which are expenses subject to inflation. The Company currently has one franchisee who operates in the West Bank and one franchisee who operates in Mexico. Management does not expect any adverse affect to the Company’s financial position due to these foreign franchisees. We have generally been able to offset the effects of inflation to date through small price increases. There can be no assurance that we will be able to continue to offset the effects of inflation through menu price increases.

Working Capital

The restaurant industry in general, operates with a working capital deficit because most of its investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers. Funds available from cash sales, not needed immediately to pay our trade suppliers, are used for non-current capital expenditures, purchases of the Company’s common stock, repayment of long-term debt or investments in high-quality short term investments.

We ended fiscal 2005 with working capital of $12.4 million as compared to $0.8 million at January 3, 2005. This increase in working capital is primarily due to an increase in Cash and cash equivalents of $8.0 million provided primarily by operating activities. Prior year’s cash was significantly lower due to capital expenditures, repayment of long-term debt and the purchase of the Company’s common stock.

Seasonality

The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, or weaker, there is no predominant pattern.

Franchise Operations

Strategy. We encourage controlled development of franchised restaurants in our existing markets, as well as in certain additional states. The primary criteria considered by us in the selection, review and approval of prospective franchisees are the availability of adequate capital to open and operate the number of restaurants franchised and prior experience in operating quick-service restaurants. Franchisees operated 604, or 75%, of the total Checkers and Rally’s restaurants open at January 2, 2006. In the future, our success will continue to be impacted by our franchisees and the manner in which they operate and develop their restaurants to promote and develop the Checkers and Rally’s concepts and our reputation for quality and speed of service.

Although we have established criteria to evaluate prospective franchisees, there can be no assurance that franchisees will have the business abilities or access to financial resources necessary to open the number of restaurants the franchisees currently anticipate opening in the future or that the franchisees will successfully develop or operate restaurants in their franchise areas in a manner consistent with our concepts and standards. We have registered our trademarks in various foreign countries in the event we develop additional international markets. The terms and conditions of international agreements may vary from the standard area development agreement and franchise agreement in order to comply with laws and customs different from those of the United States.

Franchisee Support. We maintain a staff of well-trained and experienced Franchise Business Consultants whose primary responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operation and performance of existing restaurants. This support is provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant by a franchisee, we typically send a support team to the restaurant to assist the franchisee during the first week the restaurant is open. This team monitors compliance with the Company’s standards as to quality of product and speed of service. In addition, the team assists with on-site training for restaurant personnel. This training is in addition to the training provided to the franchisee and the franchisee’s management team described under “Supervision and Training” above.

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

Franchise Fees and Royalties. Under the current franchise agreement, a franchisee is generally required to pay application fees, site approval fees and an initial franchise fee totaling, in the aggregate, $30,000 for each restaurant opened by the franchisee. If a franchisee is awarded the right to develop an area pursuant to an area development agreement, the franchisee typically pays the Company a $5,000 development fee per restaurant, which will be applied to the franchise fee as each restaurant is developed. Each franchisee is also generally required to pay the Company a semi-monthly royalty of 4% of the restaurant’s gross sales (as defined in the franchise agreement) and to expend certain amounts for advertising and promotion. Beginning on June 1, 2003, the Company began an incentive program to existing franchisees, whereby the franchise fee of $30,000 was reduced to $15,000 and royalties were reduced to 2% during the first year of operation. This incentive program expired December 31, 2005.

Competition

Our restaurant operations compete in the quick-service restaurant industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, guest recognition, convenience, food quality and variety. The industry includes many quick-service chains, including national chains, which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. In certain markets, we also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The quick-service restaurant industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company’s sales and earnings in the affected markets. In addition, with respect to selling franchises, we compete with many franchisors of restaurants and other business concepts.

Trademarks and Service Marks

We believe that our rights in our trademarks and service marks are important to our marketing efforts and a valuable part of our business. We own a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Rally’s Hamburgers®”, “One of a Kind Fries®”, “Big Buford®”, “Checkers®”, “Checkers Famous FriesTM”, “Checkers Burger•Fries•Colas®”, “Champ Burger®” and “You Gotta Eat.®” It is the Company’s policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Foreign Operations

The Company received royalties from franchisees in two foreign markets: West Bank and Mexico. Royalty revenues recorded in connection with these franchises totaled $22,000, $37,000 and $2,000 in fiscal 2005, 2004 and 2003, respectively.

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

The Company is also subject to extensive federal and state regulations governing franchise operations and sales which impose registration and disclosure requirements on franchisors in the offer and sale of franchises and in certain cases, dictate substantive standards that govern the relationship between franchisors and franchisees, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements.

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

See Item 7, “Risk Factors that May Affect Results of Operations and Financial Condition,” for additional risk factors applicable to the Company.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Item 1. Business”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute

“forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “will”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

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

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer eating habits; consumer perceptions of food safety; consumer acceptance of new products; consumer purchase frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; economic downturns, franchisee performance, an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations including the Sarbanes-Oxley Act of 2002; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in this Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” and Item 8 “Financial Statements and Supplementary Data” under footnote 12 (d) “Commitments and Contingencies – Litigation”.

ITEM 1A. RISK FACTORS

Risks Related to the Food Service Industry

Food service businesses may be affected by changes in consumer tastes, national, regional and local economic and political conditions, demographic trends, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and type, number and location of competing restaurants.

Food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, illness, obesity, injury or other health concerns with respect to certain foods. The risk of food-borne illness cannot be completely eliminated, despite the implementation control systems to manage food safety and quality. Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brands or the quick-service restaurant industry in general could have a material adverse effect on our financial condition and results of operations.

Dependence on frequent deliveries of fresh produce and groceries subject food service businesses such as ours to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients.

In addition, unfavorable trends or developments concerning factors such as inflation, cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages and workers’ compensation and other insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend, in part, on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with Development

We intend to grow primarily through developing additional new franchisee and Company-owned restaurants. Development involves substantial risks, including the risk of (i) the availability of financing to the Company and to franchisees at acceptable rates and upon acceptable terms; (ii) development costs exceeding budgeted or contracted amounts; (iii) delays in the completion of construction; (iv) the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms; (v) developed properties not achieving desired revenue or cash flow levels once opened; (vi) competition for suitable development sites; (vii) incurring substantial unrecoverable costs in the event that a development project is abandoned prior to completion; (viii); the inability to obtain all required governmental permits; (ix) changes in governmental rules, regulations and interpretations; and (x) changes in general economic and business conditions.

Although we intend to manage our development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the restaurants, or that any such development will be completed in a timely manner or within budget, or that any restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Related to Entering New Markets

We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products or attract new customers. Competitive circumstances and consumer characteristics in new market segments and geographical markets may differ substantially from those in the market segments and geographical markets in which we have experience. We cannot assure you that we will be able to profitably operate new company-owned or franchised restaurants in new geographical markets. Management decision to curtail or cease investment in certain locations or markets may result in impairment charges.

Risks Related to Competition

The quick-service restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast casual restaurants, and sandwich shops and other similar types of businesses. The trend toward a convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse affect on our financial condition and results of operations. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. There can be no assurance as to the success of any of our new products, initiatives or overall strategies, or assurance that competitive product offerings, pricings and promotions will not have an adverse effect upon our financial condition and results of operations.

Risks Related to Increased Labor Costs

We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by price increases, our profitability may decline. In addition, various other proposals that would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could have a material adverse impact on the results of operations and financial condition of the Company.

Risks Related to Advertising

Some of our competitors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Checkers/Rally’s award-winning advertising campaign, “You Gotta Eat®”, entered its fifth year in 2005 and continues to play a significant role in driving sales and increasing brand awareness. The Company also utilizes strategic sports sponsorships and public relations initiatives to maximize brand awareness, partnering with NASCAR® and International Speedway Corporation (ISC)™ to become the Official Drive-Thru restaurant and burger of NASCAR®. However, should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors’ advertising, there could be a material adverse effect on our results of operations and financial condition.

Risks Related to Franchise Operations

At January 2, 2006, approximately 75% of the total Checkers and Rally’s restaurants were franchised. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and area developers. We cannot assure you that area developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.

Risks Related to Government Regulations

See Item 1, “Business - Government Regulation.” The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. See “Risks Related to Increased Labor Costs” above. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations and financial condition. We also are subject to federal regulation and certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchises. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operated 200 restaurants as of January 2, 2006. We held ground leases on 164 of these restaurants and owned the land on the remaining 36. Our leases are generally written for an initial term of 10 to 20 years with one or more five-year renewal options. Some leases require the payment of additional rent equal to a percentage of annual revenues in excess of specified amounts. When practicable, we prefer to lease the land for our restaurants.

As of January 2, 2006, we leased 360 parcels of land. Of these, 164 parcels were used for Company-operated restaurants, 173 parcels were subleased, 10 parcels were surplus vacant and 13 parcels were sites under development. In addition, we owned 57 parcels of land. Of these, 36 parcels were Company-operated restaurants, 13 parcels were subleased and the remaining eight properties were vacant at January 2, 2006.

We have 31 properties, some of which are subleased, that are held under mortgage with GE Capital Franchise Finance Corporation Mortgages and 11 that act as collateral to our primary debt with the GE Capital Franchise Finance Corporation. An additional 34 restaurants have building and equipment which is held as collateral; 32 with GE Capital Franchise Finance Corporation and two with U.S. Bancorp Equipment Finance, Inc.

Our executive offices are located in approximately 19,300 square feet of leased office space at 4300 West Cypress Street, Suite 600, Tampa, Florida 33607.

ITEM 3. LEGAL PROCEEDINGS

See Note 12(d) “Commitments and Contingencies-Litigation” in Item 8, Financial Statements and Disclosures, in Part II of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol “CHKR”. As of March 2,2006, there were approximately 17,000 stockholders of record of our common stock. The following table sets forth the high and low closing sales prices of the Company’s common stock, as reported on the NASDAQ National Market, for the periods indicated.

2005
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.98	$14.62	$15.17	$15.36
Low	13.12	11.55	12.27	13.93

2004
Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$12.02	$12.25	$11.98	$13.83
Low	9.65	9.64	9.75	10.13

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for information about our equity compensation plans as of January 2, 2006.

Stock Repurchase Program

The Company did not repurchase any equity securities during the year ended January 2, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our selected financial data. The selected historical consolidated statement of operations and historical consolidated balance sheet data presented, have been derived from our audited consolidated financial statements. Please note that our fiscal year ended January 3, 2005 contained 53 weeks. You should read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K and the consolidated financial statements and accompanying notes.

Consolidated Statements of Operations

For the years ended

(In thousands, except per share amounts)

	January 2, 2006	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001
Company restaurant sales	$168,866	$176,319	$174,231	$164,063	$145,442
Other revenues	18,288	17,930	16,088	14,983	15,837

Total revenues	187,154	194,249	190,319	179,046	161,279

Operating income (1) (3)	15,218	18,939	17,277	158	7,289
Other expenses and minority interest	(779)	(1,294)	(1,629)	(1,825)	(2,891)

Income (loss) before taxes	14,439	17,645	15,648	(1,667)	4,398
Income tax expense (benefit)	5,269	6,154	(186)	39	62
Cumulative effect of change in accounting principle, net of tax			51	—	—

Net income (loss)	$9,170	$11,491	$15,783	$(1,706)	$4,336

Basic earnings (loss) per share	$0.81	$0.99	$1.31	$(0.14)	$0.43

Diluted earnings (loss) per share:	$0.74	$0.92	$1.23	$(0.14)	$0.36

Weighted average number of common shares outstanding:
Basic	11,324	11,633	12,047	11,895	10,139

Diluted	12,353	12,491	12,845	11,895	11,908

Cash dividends declared per common share	$—	$—	$—	$—	$—

Consolidated Balance Sheet Data (In thousands)
	January 2, 2006	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001
Working capital	$12,415	$820	$7,273	$1,465	$(4,786)
Total assets	$129,797	$124,030	$129,435	$125,118	$127,126
Long-term debt and obligations under capital leases, including current portion	$20,545	$22,840	$28,027	$30,984	$36,916
Total stockholders’ equity	$86,309	$72,952	$73,467	$60,529	$59,624

Selected Operating Data As of and for the years ended (In thousands, except restaurant count)
	January 2, 2006	January 3, 2005	December 29, 2003	December 30, 2002	December 31, 2001
Restaurant sales	$168,866	$176,319	$174,231	$164,063	$145,442
Franchise royalty income (2)	17,942	17,125	15,136	14,583	15,456
Franchise fees	346	805	952	400	381

Total revenue	$187,154	$194,249	$190,319	$179,046	$161,279

Restaurants open at end of period: Company	200	207	222	248	235
Franchised	604	581	562	536	586

Total	804	788	784	784	821

(1)	Includes asset impairment charges of $0.4 million, $0.1 million, $0.4 million, $7.4 million and $1.2 million for fiscal 2005, 2004, 2003, 2002 and 2001, respectively.

(2)	Franchise royalties derived from franchisee sales of $455.8 million, $444.2 million, $380.5 million, $365.6 million, and $400.7 million for fiscal 2005, 2004, 2003, 2002 and 2001, respectively.
(3)	See Note 1(k) to the 2003 consolidated financial statements for a discussion of our change in accounting for goodwill and its impact on subsequent period operating results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included in this Annual Report on Form 10-K.

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

At January 2, 2006, the Company’s system included 804 restaurants, comprised of 200 Company-operated restaurants and 604 franchised restaurants. At January 2, 2006, there were 354 Rally’s restaurants operating in 16 different states and there were 450 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. In fiscal 2005, we opened five restaurants and closed seven restaurants, including four permanent closures due to Hurricane Katrina. Franchisees opened 29 restaurants and closed 11 restaurants in fiscal 2005. During fiscal 2005, we purchased one restaurant from a franchisee and sold six Company-operated restaurants to franchisees. At January 2, 2006, five Company-operated restaurants remained temporarily closed as a result of the effects of Hurricane Katrina.

Restaurants Operating in the System

For the Quarters Ended

	March 22, 2004	June 14, 2004	Sept. 6, 2004	Jan. 3, 2005	March 28, 2005	June 20, 2005	Sept. 12, 2005	Jan. 2, 2006
Company-operated:
Beginning of quarter	222	222	221	210	207	205	206	203
Openings/transfers in	—	7	2	1	1	2	1	2
Closings/transfers out	—	(8)	(13)	(4)	(3)	(1)	(4)	(5)

End of quarter	222	221	210	207	205	206	203	200

Franchise:
Beginning of quarter	562	565	566	581	581	587	585	590
Openings/transfers in	3	10	15	5	7	5	7	18
Closings/transfers out	—	(9)	—	(5)	(1)	(7)	(2)	(4)

End of quarter	565	566	581	581	587	585	590	604

	787	787	791	788	792	791	793	804

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income and operating data for the periods indicated:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Revenues:
Restaurant sales	90.2%	90.8%	91.5%
Franchise royalty revenue	9.6%	8.8%	8.0%
Franchise fees and other income	0.2%	0.4%	0.5%

	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant food and paper costs (1)	32.2%	32.2%	31.6%
Restaurant labor costs (1)	29.0%	29.4%	30.4%
Restaurant occupancy expense (1)	6.4%	6.4%	7.1%
Restaurant depreciation and amortization (1)	4.7%	4.1%	3.5%
Other restaurant operating expenses (1)	12.9%	12.5%	12.8%
General and administrative expenses	8.5%	7.1%	7.8%
Advertising (1)	6.1%	6.1%	6.2%
Non-cash compensation	0.4%	0.3%	0.0%
Other depreciation and amortization	0.5%	0.6%	0.5%
Impairment of long-lived assets	0.2%	0.0%	0.2%
Restaurant retirement costs	(0.3)%	(0.1)%	(0.2)%
(Gain) loss on sales of assets	0.2%	0.0%	(1.0)%

Operating income	8.1%	9.7%	9.1%

Other income (expense):
Interest income	0.7%	0.5%	0.6%
Interest expense	(1.1)%	(1.2)%	(1.4)%

Income before minority interest and income tax expense (benefit)	7.7%	9.1%	8.3%
Minority interest in operations of joint ventures	0.0%	0.0%	(0.1)%

Income before income tax expense (benefit)	7.7%	9.1%	8.2%
Income tax expense (benefit)	2.8%	3.2%	(0.1)%

Net income	4.9%	5.9%	8.3%

Number of restaurants - Company-owned and franchised:
Restaurants open at the beginning of period	788	784	784

Company-owned restaurants opened, closed or transferred, net during period	(7)	(15)	(26)
Franchised restaurants opened, closed or transferred, net during period	23	19	26

Total restaurants acquired,opened, closed or transferred, net during period	16	4	—

Total restaurants open at end of period	804	788	784

(1)	As a percentage of restaurant sales.

Results of Operations

Comparison of Historical Results – Fiscal Years 2005 and 2004

Fiscal 2005 contained 52 weeks, while 2004 contained 53 weeks.

Restaurant	Sales

Total revenues were $187.2 million for the year ended January 2, 2006 compared to $194.2 million for the year ended January 3, 2005. Company-operated restaurant sales decreased by $7.4 million for the year, from $176.3 million in fiscal 2004, to $168.9 million in fiscal 2005. The primary reasons for the decrease were the closure of restaurants due to Hurricane Katrina and the 53rd week in fiscal 2004. The decrease was partially offset by same-store sales growth of 2.5% as well as the opening or acquisition of six restaurants during fiscal 2005.

Franchise Royalty Revenue

Franchise royalties increased by $0.8 million from 2004 primarily as a result of the increase in franchise restaurant locations during fiscal 2005. The franchisee owners opened 29 new restaurants and acquired 6 Company-operated restaurants during fiscal 2005, which contributed to the increase in franchise royalties. In addition, royalties increased due to increasing year-over-year same-store sales of 0.7% at franchise locations and the Company recorded a recovery from a legal settlement with a former franchisee for $0.8 million. The overall increase was partially offset by the closure or sale of 11 restaurants.

Franchise Fees and Other Income

Franchise fees and other income decreased $0.5 million in fiscal 2005 compared to fiscal 2004. The decrease is primarily the result of the franchise incentive that reduced franchise fees per restaurant from $30,000 to $15,000 for existing franchisees. This incentive ended on December 31, 2005.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $54.4 million or 32.2% of restaurant sales in fiscal 2005 compared to $56.7 million or 32.2% of restaurant sales in fiscal 2004. The dollar decrease in this category is due to fewer restaurants in 2005 as well as 2004 having an additional week.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $49.0 million or 29.0% of restaurant sales for fiscal 2005 compared to $51.8 million or 29.4% of restaurant sales for fiscal 2004. The decrease in restaurant labor costs as a percentage of restaurant sales compared to the prior year was due to the increase in restaurant same-store sales, improved labor control and a decrease in workers’ compensation expense as a result of decreased claim development experienced in 2005.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $10.7 million or 6.4% of restaurant sales for fiscal 2005 compared with $11.2 million or 6.4% of restaurant sales for fiscal 2004. The decrease in this expense is due primarily to the operation of fewer restaurants in 2005, which was partially offset by an increase in property taxes and insurance.

Restaurant Depreciation

Restaurant depreciation totaled $8.0 million or 4.7% of restaurant sales for fiscal 2005 compared to $7.3 million or 4.1% of restaurant sales for fiscal 2004. The increase was due primarily to depreciation on capital expenditures and acquisitions during 2005 of $11.6 million and a full year of depreciation on $20.6 million of 2004 capital additions.

Other Restaurant Operating Expense

Other restaurant operating expense includes all other restaurant-level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $21.8 million, or 12.9% of restaurant sales for the year ended January 2, 2006 compared to $22.1 million, or 12.5% of restaurant sales for the year ended January 3, 2005. Repairs and maintenance decreased to 3.2% as a percentage of restaurant sales for 2005 compared to 3.4% for 2004. Utilities increased to 5.2% in 2005 compared to 4.8% in 2004 as a percentage of restaurant sales. Other costs in this category increased to 4.5% in 2005 compared to 4.3% in 2004.

General and Administrative Expenses

General and administrative expenses were $15.9 million, or 8.5% of total revenues for fiscal 2005 compared to $13.8 million, or 7.1% of total revenues for fiscal 2004. The fiscal year 2005 costs have increased due to consulting costs related to exploring strategic alternatives for the Company. This increase was offset by a reduction in professional fees related to efficiencies gained in the second year of Sarbanes-Oxley compliance. The fiscal year 2004 expense reflects a recovery of $2.0 million in legal expenses associated with the Mittman case.

Non-Cash Compensation

Non-cash compensation expense of $0.8 million was incurred in fiscal 2005 for the issuance of 64,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on July 12, 2005 at $13.12 per share compared to $0.5 million in 2004.

Advertising

Advertising expense was $10.4 million, or 6.1% of restaurant sales, in fiscal 2005, as compared to $10.8 million, or 6.1% of restaurant sales in fiscal 2004. Advertising expense is a variable expense, therefore, the monetary decrease is related to the decrease in sales.

Impairment of Long-Lived Assets

During fiscal 2005, the Company recorded impairment charges of $0.4 million. These charges related to the impairment of two restaurants based on the review of their current and projected operating results. During fiscal 2004, the Company recorded impairment charges of $0.1 million. These charges related to the impairment of drive-thru equipment deemed obsolete in 2004.

Restaurant Retirement Costs

During fiscal 2005 and 2004, the Company recognized a benefit of $0.6 million and $0.1 million, respectively. The 2005 benefit resulted primarily from the re-opening of a closed restaurant in the Detroit market which was previously contained in the “Reserve for restaurant relocation and abandoned sites.” In 2004, the benefit resulted from management’s successful negotiation out of lease obligations previously reserved for in the “Reserve for restaurant relocation and abandoned sites.”

Gain on Sale of Assets

During fiscal 2005, the Company recognized a net loss of $0.3 million on the sale or disposal of assets. This loss is composed of $0.3 million in expense which represents the insurance deductible on losses due to Hurricane Katrina as well as other asset disposals. This expense was partially offset by the recognition of deferred gains on restaurant sales recorded in 1999 and 2000. During fiscal 2004, the Company recognized a gain of $0.1 for the sale of assets. The gain was due to the sale of 20 Company-operated restaurants to franchisees and other disposals of $0.3 million which was partially offset by a loss recorded for the disposal of leasehold improvements of $0.2 million.

Income Tax

In fiscal 2005, the Company recognized an income tax expense of $5.3 million. Income tax is recorded at an effective rate of 36.5%. Income tax expense in the current year contains a net benefit of $0.3 million due to a decrease of $0.7 million in valuation allowances on federal and state net operating loss (NOL) carryforwards net of $0.4 million for provision to return differences from prior years. The Company’s 2004 income tax of $6.2 million included a $0.6 million decrease for previous year income tax differences and was recorded at an effective rate of 34.9%.

Comparison of Historical Results – Fiscal Years 2004 and 2003

Fiscal 2004 contained 53 weeks, while 2003 contained 52 weeks.

Restaurant Sales

Total revenues were $194.2 million for the year ended January 3, 2005 compared to $190.3 million for the year ended December 29, 2003. Company-operated restaurant sales increased by $2.1 million for the year, from $174.2 million in fiscal 2003, to

$176.3 million in fiscal 2004. The primary reasons for the increase were same-store sales growth of 10.8%, one additional week of sales in 2004 and the opening or acquisition of ten restaurants during fiscal 2004. The increase was partially offset by the closure or sale of 25 restaurants during fiscal 2004.

Franchise Royalty Revenue

Franchise royalties increased by $2.0 million as compared to fiscal 2003 primarily as a result of the increase in franchise restaurant locations during fiscal 2004. The franchisee owners opened 13 new restaurants and acquired 20 Company-operated restaurants during fiscal 2004, which contributed to the increase in franchise royalties. In addition, royalties increased due to increasing year-over-year same-store sales of 6.9% at franchise locations, partially offset by the closure or sale of 14 restaurants.

Franchise Fees and Other Income

Franchise fees and other income decreased $0.1 million in fiscal 2004 compared to fiscal 2003. The decrease is primarily the result of the franchise incentive where franchise fees were reduced in mid-2003 from $30,000 to $15,000 per restaurant for existing franchisees. In addition, franchisees opened or purchased 33 restaurants during fiscal 2004 versus 40 restaurants during fiscal 2003.

Restaurant Food and Paper Costs

Restaurant food and paper costs totaled $56.7 million or 32.2% of restaurant sales in fiscal 2004 compared to $55.0 million or 31.6% in fiscal 2003. The increase in these costs as a percentage of restaurant sales was due to increased beef, cheese and produce prices during the 2004 fiscal year compared to the 2003 fiscal year, net of increased volume rebates for soda syrup.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $51.8 million or 29.4% of restaurant sales for the year ended January 3, 2005 compared to $53.0 million or 30.4% of restaurant sales for the year ended December 29, 2003. The decrease in restaurant labor costs as a percentage of restaurant sales compared to 2003 was due to the increase in restaurant same-store sales, improved labor control and a benefit from a decrease in workers’ compensation expense experienced in 2004.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $11.2 million or 6.4% of restaurant sales in fiscal 2004 compared to $12.3 million or 7.1% of restaurant sales in fiscal 2003. The decrease in restaurant occupancy expense as a percentage of restaurant sales was due primarily to the increase in comparable restaurant sales. In addition, the Company sold certain restaurants for which occupancy expense as a percentage of restaurant sales exceeded the Company average.

Restaurant Depreciation

Restaurant depreciation totaled $7.3 million or 4.1% of restaurant sales for fiscal 2004 compared to $6.0 million or 3.5% for fiscal 2003. The increase was due primarily to depreciation on capital expenditures and acquisitions during 2004 of $20.8 million and an adjustment of $0.7 million in depreciation expense which resulted from a decrease in depreciable lives on certain leasehold assets associated with leased properties, partially offset by the sale of restaurants during fiscal 2003 and 2004.

Other Restaurant Operating Expense

Other restaurant operating expense includes all other restaurant-level operating expenses, and specifically includes utilities, repairs and maintenance and other costs. These expenses totaled $22.1 million, or 12.5% of restaurant sales for the year ended January 3, 2005 compared to $22.2 million, or 12.8% of restaurant sales for the year ended December 29, 2003. Repairs and maintenance decreased to 3.4% as a percentage of restaurant sales for 2004 compared to 3.5% for 2003. Utilities decreased slightly to 4.8% in 2004 compared to 5.0% in 2003 as a percentage of restaurant sales. Other costs in this category remained constant at 4.3% as a percentage of restaurant sales for both fiscal 2004 and 2003.

General and Administrative Expenses

General and administrative expenses were $13.8 million, or 7.1% of total revenues for fiscal 2004 compared to $14.8 million, or 7.8% of total revenues for fiscal 2003. The fiscal year 2004 costs decreased due to the recovery of $2.0 million in legal expenses associated with the Mittman case. The Company incurred $0.1 million in legal expenses associated with this case in 2004 and $0.1 million in legal expenses in 2003. This decrease was partially offset by the increase in professional fees of $0.9 million primarily related to Sarbanes-Oxley compliance. Fiscal 2003 also included $0.8 million relating to income tax consulting services.

Non-Cash Compensation

Non-cash compensation expense of $0.5 million was incurred in fiscal 2004 for the issuance of 50,000 shares of stock granted to the Board of Directors under the 2004 Stock Award Plan for Non-Employee Directors on June 17, 2004 at $10.87 per share.

Advertising

Advertising expense was $10.8 million or 6.1% of restaurant sales in fiscal 2004 compared to $10.8 million, or 6.2% of restaurant sales in fiscal 2003. The decrease in percent of restaurant sales was due to the increase in same-store sales over 2003.

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

Restaurant Retirement Costs

During fiscal 2004 and 2003, the Company recognized a benefit of $0.1 million and $0.4 million, respectively, primarily resulting from management’s successful negotiation out of lease obligations previously reserved for in the “Reserve for restaurant relocation and abandoned sites.”

Gain on Sale of Assets

During 2004, the Company recognized a net gain of $0.1 million primarily due to the sale of 20 Company-operated restaurants to franchisees and other disposals of $0.3 million which was partially offset by a loss recorded for the disposal of leasehold improvements of $0.2 million. During fiscal 2003, the Company recognized a gain of $2.0 for the sale of assets. The gain was due to the sale of 22 restaurants in the California, Phoenix and Nashville markets to a new franchisee during the fourth quarter of 2003.

Income Tax

In fiscal 2004, the Company recognized an income tax expense of $6.2 million. Income tax is recorded at an effective rate of 34.9%. Income tax expense in 2004 contained an adjustment of $0.6 million to decrease income taxes for previous income tax differences. The Company’s 2003 income tax benefit represents current taxes of $0.2 million and a deferred tax benefit of $0.4 million. The Company recognized a reduction of $29.7 million of the valuation allowance for deferred tax assets in 2003, for which $23.5 million was recorded as a reduction of goodwill. The valuation allowance was reduced in 2003 because the Company believed that the deferred tax assets would be realized.

Liquidity and Capital Resources

The restaurant industry, in general, operates with a working capital deficit because most of its investments are in long-term restaurant operating assets. We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness. We do not have significant levels of accounts receivable or inventory, and receive credit from our trade suppliers. Funds available from cash sales not needed immediately to pay our trade suppliers are generally used for non-current capital expenditures or investments in high-quality short-term investments.

We have working capital of $12.4 million at January 2, 2006 compared to $0.8 million at January 3, 2005. Cash and cash equivalents increased $8.0 million to $15.1 million since the fiscal year ended January 3, 2005. Total current assets increased $8.4 million and total current liabilities decreased $3.5 million.

The Company had a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allowed it to borrow up to $3 million, which was available through December 31, 2004. On December 17, 2004, the Company extended the term through April

30, 2005. This agreement allowed the Company to borrow at 2.2% plus the 7-year interest rate swap published in the Federal Reserve Statistical Release. The Company utilized approximately $1.2 million of this line for two new restaurants located in Indiana and Louisiana during the fourth quarter of 2004. During fiscal year 2002, the Company had received separate commitments from two lenders for financing. The commitments were for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch was available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 440 basis points. The credit facility with CNL Franchise Network, LP (CNL) was available through December 31, 2003. The agreement committed CNL to enter into a sale-leaseback transaction for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. There were no credit facilities maintained by the Company as of January 2, 2006.

Cash flow provided by operating activities was $18.4 million for fiscal year 2005 compared to $26.5 million for fiscal year 2004. Current year operating cash flows are largely attributable to current profits net of non-cash expenses, $8.9 million in depreciation and amortization, $4.1 in deferred taxes and $1.1 million of the tax effect of options exercised, partially offset by a $1.2 million increase in receivables and a $5.6 million decrease in accrued liabilities.

Cash flow used for investing activities was $10.0 million and related primarily to $11.6 million in capital expenditures and acquisitions. These expenditures were partially offset by $1.0 million in insurance proceeds and $0.6 million associated with the sale of other capital assets.

Cash used by financing activities was $0.4 million. The Company paid down principal of $2.3 million and $5.8 million on outstanding debt in fiscal 2005 and 2004, respectively. These outlays in 2005 were partially offset by receipts of $2.3 million from the exercise of stock options during the year ended January 2, 2006. In fiscal 2004, the Company purchased treasury stock for $14.3 million and decreased restricted cash by $0.2 million. We continue to evaluate the Company’s capital structure and refinancing opportunities.

We have capital lease receivables for certain restaurants previously sold which are subject to capital lease and mortgage obligations for which we continue to be the primary obligor, and have equivalent liabilities recorded. The amount of capital lease receivables as of January 2, 2006 was $4.6 million.

The Company, as original lessee, has also subleased certain land associated with the sale of Company-operated restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income recorded for January 2, 2006, January 3, 2005 and December 29, 2003, was $8.5 million, $7.8 million and $7.6 million, respectively.

Capital expenditures for fiscal 2006 are expected to total approximately $21.0 million. These expenditures include acquisitions and the development of new restaurants and the remodeling of existing restaurants, as well as other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash at January 2, 2006 and the expected cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all of the covenants for fiscal year 2005.

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

Gains associated with the sale of certain Company-operated restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-operated restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 2, 2006 was approximately $4.6 million. We have recorded deferred gains of $2.8 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in our consolidated balance sheet under the captions accrued liabilities-current and deferred revenues for $0.3 million and $2.5 million, respectively and will be recognized over the next 14 years. Additionally, the Company has deferred approximately $0.3 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-operated restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next three to four years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed an undiscounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to their fair value, if lower. Fair value is generally determined based on discounted cash flows, in accordance with SFAS No. 144. The effect of applying these standards resulted in a reduction of property, equipment and intangible assets of approximately $0.4 million in 2005, $0.1 million in 2004 and $0.4 million for the fiscal year 2003. For further discussion, see Note 1(j) “Summary of Significant Accounting Policies – Valuation of Long-Lived Assets” of the Consolidated Financial Statements, Item 8 of Part II of this Annual Report on Form 10-K.

Contingencies - Management’s current estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where a range of loss has been identified or the most probable amount within such range, if estimable. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Restaurant Retirement Costs - Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, costs associated with relocating the modular restaurant to a storage facility, and any other retirement costs. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than one year to 11 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity. During fiscal 2005, the Company recognized a net benefit of $0.6 million primarily due to the re-opening of a closed restaurant in the Detroit market.

Accounting for Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. During 2003, the Company reversed $29.7 million of the valuation allowance. At January 2, 2006, there is a valuation allowance of $29.4 million recorded against approximately $41.5 million of the gross deferred tax assets as a result of limits on the future utilization of NOL’s imposed by Internal Revenue Code Section 382. A change in valuation allowance of $0.1 million resulted in a decrease to Goodwill, as the adjustment related to NOL’s was associated with pre-merger losses.

Accounting for Leases and Leasehold Assets - The Company accounts for leases and assets associated with leased property in accordance with SFAS No. 13, “Accounting for Leases.” We amortize leasehold assets over the shorter of ten years or the remaining lease term. To the extent the assets are added after the initial lease start-up period, generally one year, the depreciable life may extend into a subsequent option period. Likewise, for purposes of recognizing rent expense, the Company utilizes the lease commencement date through the end of the lease or option term, unless renewal of lease options has been determined to be reasonably assured. In the instance the Company is obligated to pay rent based on a percentage of sales, such rent expense is recognized once the minimum sales volume is expected to be achieved. We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 2, 2006, January 3, 2005 and December 29, 2003, was $8.5 million, $7.8 million and $7.6 million, respectively. Sublease rental income is included in Restaurant Occupancy expense. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Accrued Self Insurance - The Company is partially self-insured for workers’ compensation claims up to $250,000 per occurrence and $3.5 million in aggregate. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $4.2 million in restricted cash as of January 2, 2006 as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

New Accounting Standards

See Note 1(e) “Summary of Significant Accounting Policies-New Accounting Pronouncements” in Item 8 Part II of this Annual Report on Form 10-K.

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

Contractual Obligations

The Company is obligated under future commitments as part of its normal business operations. The following table summarizes the Company’s contractual obligations as of January 2, 2006:

	Obligations due by period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt (1)(2)	$25,871	$2,876	$5,751	$5,061	$12,183
Capital lease obligations (1)(2)	6,870	827	1,410	1,109	3,524
Operating lease payments	95,661	17,350	28,345	16,674	33,292
Long term reserves for restaurant relocations and abandoned sites	2,210	493	721	495	501
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	7,059	156	1,464	1,699	3,740

	$137,671	$21,702	$37,691	$25,038	$53,240

(1)	The maturity on our Long Term Debt and Capital Lease Obligations could be accelerated if we do not maintain certain covenants. The amounts presented for these commitments include an interest component. (2) Including interest.

Risks Factors that May Affect Results of Operations and Financial Condition

The following risk factors and others that we may add from time to time, are some of the factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

We may experience operating losses if we cannot sustain our current sales volume. Prior to fiscal 2003, the Company experienced significant losses. While we have experienced net income in 2003 and thereafter, we cannot assure you that we will not have a loss in future fiscal years. Our prior years’ losses were primarily caused by impairment charges related to lower restaurant sales at certain restaurants during these periods, and these losses may occur again if we are unable to sustain our current level of sales.

Our available cash is limited by our debt service obligations. At January 2, 2006, we had outstanding long-term debt and capital lease obligations of approximately $20.5 million, pursuant to which we are required to make principal, interest and lease payments. During fiscal 2005, we paid $2.1 million in interest on our long-term debt. Our debt service and capital lease obligations limit our available cash flow.

Our debt and lease agreements contain financial covenants. We are subject to certain restrictive financial and non-financial covenants under certain of our debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. Though we were in compliance with all financial and non-financial covenants at January 2, 2006, if we are unable to make the required interest payments or to comply with the provisions of our debt covenants, our creditors may accelerate the due date of our debt and foreclose upon the operating assets we used to secure these obligations. Any such actions would adversely affect our financial position, results of operations and strain our cash flow.

We may incur substantial liability arising from lawsuits to which we are a party. We are parties to the litigation described in Item 8, Note 12(d), “Commitments and Contingencies-Litigation,” in this filing. Although we cannot determine at this time the outcome of the lawsuits to which we are a party, if the result in one or more of the cases is adverse to us, the potential liability could be material and adversely affect our financial position and results of operations. In addition, we believe that the costs of defending these actions could be significant. The litigation matters include disputes with our franchisees and include claims of fraud and violations of state franchise laws.

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

The quick-service restaurant industry is intensely competitive and our operating results may be adversely affected by our need to adjust our operations to meet this competition. There is intense competition in the quick-service restaurant industry which can adversely affect our operations. We expect to continue to experience intense competition, especially from the major chains, which have substantially greater financial resources and longer operating histories than us, and dominate the quick-service restaurant industry. We compete primarily on the basis of food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have a material adverse impact on our sales, earnings and growth. In order to compete with each other, all of the major quick-service chains have increasingly offered selected food items and combination meals at discounted prices. We anticipate that the major quick-service hamburger chains will continue to offer promotions of value priced meals, many specifically targeting the $.99 price point at which we sell many of our products. As a result, we cannot rely on low prices to give us a competitive advantage.

Our growth strategy is dependent upon franchisees. As of January 2, 2006, 200 restaurants were operated by us, and 604 were operated by franchisees. Our growth strategy will continue to be heavily dependent upon the opening of new restaurants owned by franchisees, and the manner in which they operate and develop their restaurants to promote and develop our concepts and our reputation for quality food and speed of service. The opening and success of restaurants is dependent on a number of factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to hire and train qualified personnel, the financial and other capabilities of our franchisees and area developers, and general economic and business conditions. Many of these factors are beyond our control or the control of our franchisees and area developers.

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

If we are not able to anticipate and react to changes in our food and labor costs, our profitability could be adversely affected. Our restaurants’ operating costs consist principally of food and labor costs. Our profitability is dependent in part on our ability to anticipate and react to changes in food and labor costs. Various factors beyond our control, including adverse weather conditions, economic conditions, governmental regulation and increases in minimum wage requirements, may affect our food and labor costs. We may not be able to anticipate and react to changing food costs, whether through purchasing practices, menu composition or menu price adjustment in the future. In the event that food or labor price increases cause us to increase our menu prices, we face the risk that our guests will choose our competitors if their prices are lower. Failure to react to changing food costs, or retaining guests if we are forced to raise menu prices, could have a material adverse effect on our business and results of operations.

Our ability to develop new franchised restaurants and to enforce contractual rights against franchisees may be adversely affected by franchise laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy. As a franchisor, we are subject to regulation by both the Federal Trade Commission and state laws regulating the offer and sale of franchises. Our failure to obtain or maintain approvals to sell franchises would cause us to lose franchise revenues. If we are unable to sell new franchises, we will not be able to accomplish our growth strategy. In addition, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. Because we plan to grow primarily through franchising, any impairment of our ability to develop new franchised restaurants will negatively affect us and our growth strategy more than if we planned to develop additional Company-operating restaurants.

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

Undue reliance on same-store sales should not be used as an indication of our future results of operations because they may fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same-store sales results. Such factors include unusually strong sales performance by new restaurants (operated at least one year), competition, regional and national economic conditions, consumer trends, and our ability to execute our business strategy effectively. Significant fluctuations could result in lower-than-planned sales, adversely impacting our profitability goals and straining cash flow.

Future sales of shares of our common stock could decrease its market price. As of February 27, 2006, we had 13,286,100 shares of our common stock outstanding and grants of options outstanding to purchase a total of 2,578,333 shares of our common stock. Possible or actual sales of any of these shares under Rule 144 or otherwise may in the future decrease the price of shares of our common stock.

Our largest stockholders still have a significant influence on matters put to a vote. The percentage interest held by our largest shareholders may have significant influence on elections of directors and other matters put to a vote of stockholders. Ownership percentages of such large shareholders can be found under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” under Item 12 in the Company’s Annual Report on Form 10-K.

ITEM 7A. QUANTATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Exchange Rate Fluctuations

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 7.0% to 16.3%. A hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of $43,000 in annual income before taxes, based upon our current level of variable debt ($4.3 million) and assuming no changes in the volume or composition of debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1) Index to Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Checkers Drive-In Restaurants, Inc. maintained effective internal control over financial reporting as of January 2, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Checkers Drive-In Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment, that Checker’s Drive-In Restaurants, Inc. maintained effective control over financial reporting as of January 2, 2006, is fairly stated in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Checker’s Drive-In Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Checkers Drive-In Restaurants, Inc. as of January 2, 2006, and the related consolidated statements of income and comprehensive income, stockholder’s equity and cash flows for the year ended January 2, 2006 and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Tampa, Florida
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 2, 2006, and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year ended January 2, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 2, 2006 and the results of their operations and their cash flows for the year ended January 2, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Checkers Drive-In Restaurants, Inc and subsidiaries’ internal control over financial reporting as of January 2, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP
Tampa, Florida
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005 and December 29, 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005 and December 29, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
April 4, 2005

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Jaunary 2, 2006	Jaunary 3, 2005

Current Assets:
Cash and cash equivalents	$15,104	$7,075
Accounts, notes and leases receivable, net	3,790	2,633
Inventory	1,021	1,062
Prepaid rent	1,351	1,246
Deferred income tax assets	3,976	4,894
Property and equipment held for sale	1,553	1,560
Other current assets	439	383

Total current assets	27,234	18,853

Restricted cash	4,245	3,943
Property and equipment, net	55,125	55,309
Notes receivable, net - less current portion	6,221	5,082
Leases receivable, net - less current portion	4,179	4,555
Intangible assets, net	23,739	24,024
Deferred income tax assets	8,070	11,094
Other assets	984	1,170

Total assets	$129,797	$124,030

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$1,868	$2,064
Accounts payable	4,854	4,724
Current portion of reserves for restaurant relocations and abandoned sites	444	785
Accrued wages and benefits	2,193	2,890
Current portion of accrued self insurance	1,123	1,390
Accrued liabilities	4,337	6,180

Total current liabilities	14,819	18,033

Long-term debt, less current maturities	15,059	17,082
Obligations under capital leases, less current maturities	3,618	3,694
Reserves for restaurant relocations and abandoned sites, net of current portion	1,766	3,326
Deferred revenue	4,897	4,895
Accrued self insurance, net of current portion	2,229	2,860
Other long-term liabilities	1,100	1,188

Total liabilities	43,488	51,078

Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at January 2, 2006 and January 3, 2005	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 13,283,678 at January 2, 2006 and 12,812,826 at January 3, 2005	13	13
Additional paid-in capital	154,190	150,003
Accumulated deficit	(49,922)	(59,092)

	104,281	90,924
Less: Treasury stock, 1,785,900 shares at January 2, 2006 and 1,785,900 shares at January 3, 2005, at cost	(17,972)	(17,972)

Total stockholders’ equity	86,309	72,952

	$129,797	$124,030

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
REVENUES:
Restaurant sales	$168,866	$176,319	$174,231
Franchise royalty revenue	17,942	17,125	15,136
Franchise fees and other income	346	805	952

Total revenues	187,154	194,249	190,319

COSTS AND EXPENSES:
Restaurant food and paper costs	54,438	56,696	55,029
Restaurant labor costs	48,956	51,841	52,985
Restaurant occupancy expense	10,728	11,198	12,313
Restaurant depreciation	7,979	7,293	6,012
Other restaurant operating expenses	21,772	22,103	22,223
General and administrative expenses	15,857	13,802	14,752
Advertising	10,358	10,828	10,822
Non-cash compensation	840	544	46
Other depreciation and amortization	923	1,140	908
Impairment of long-lived assets	421	56	361
Restaurant retirement costs	(631)	(115)	(446)
(Gain) loss on sales of assets	295	(76)	(1,963)

Total costs and expenses	171,936	175,310	173,042

Operating income	15,218	18,939	17,277
OTHER INCOME (EXPENSE):
Interest income	1,315	1,035	1,099
Interest expense	(2,094)	(2,329)	(2,629)

Income before minority interest, income tax expense (benefit) and cumulative effect of change in accounting principle	14,439	17,645	15,747
Minority interest in operations of joint ventures	—	—	(99)

Income before income tax expense (benefit) and cumulative effect of change in accounting principle	14,439	17,645	15,648
Income tax expense (benefit)	5,269	6,154	(186)

Income before cumulative effect of change in accounting principle	9,170	11,491	15,834
Cumulative effect of change in accounting principle (net of tax)	—	—	51

NET INCOME	$9,170	$11,491	$15,783

COMPREHENSIVE INCOME	$9,170	$11,491	$15,783

Basic earnings per share	$0.81	$0.99	$1.31

Diluted earnings per share	$0.74	$0.92	$1.23

Weighted average number of common shares outstanding:
Basic	11,324	11,633	12,047

Diluted	12,353	12,491	12,845

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Note receivable - officer	Total equity
Balances at December 30, 2002	—	12	145,678	(84,629)	(465)	(67)	60,529
Non-cash compensation	—	—	46	—	—	—	46
Exercise of 405,591 stock options	—	—	1,225	—	—	—	1,225
Issuance of treasury stock under an employment agreement	—	—	—	(26)	141	—	115
Purchase of common stock for treasury	—	—	—	—	(5,082)	—	(5,082)
Retirement of treasury stock	—	—	—	(1,711)	1,711	—	—
Note payment - officer	—	—	—	—	—	67	67
Income tax benefits credited to equity			784				784
Net income	—	—	—	15,783	—	—	15,783

Balances at December 29, 2003	—	12	147,733	(70,583)	(3,695)	—	73,467

Exercise of 221,238 stock options	—	1	1,430	—	—	—	1,431
Purchase of common stock for treasury	—	—	—	—	(14,277)	—	(14,277)
Income tax benefits credited to equity	—	—	296	—	—	—	296
Issuance of stock as non-cash compensation	—	—	544	—	—	—	544
Net income	—	—	—	11,491	—	—	11,491

Balances at January 3, 2005	—	13	150,003	(59,092)	(17,972)	—	72,952

Exercise of 406,852 stock options	—		2,213	—	—	—	2,213
Income tax benefits credited to equity	—	—	1,134	—	—	—	1,134
Issuance of stock as non-cash compensation	—	—	840	—	—	—	840
Net income	—	—	—	9,170	—	—	9,170

Balances at January 2, 2006	$—	$13	$154,190	$(49,922)	$(17,972)	$—	$86,309

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Cash flows from operating activities:
Net income	$9,170	$11,491	$15,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,902	8,433	6,920
Amortization of deferred loan costs	181	125	255
Cumulative effect of change in accounting principle	—	—	51
Impairment of long-lived assets	421	56	361
Deferred tax expense (benefit), net	4,061	5,235	(1,194)
Non-cash stock compensation	840	544	46
Income tax effect of compensation expense of stock options	1,134	296	784
Loss (gain) on sale of property and equipment	295	(77)	(1,963)
Minority interests in operations of joint ventures	—	—	100

Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,218)	891	(301)
Decrease (increase) in notes and leases receivable	120	(1,037)	376
Decrease (increase) in inventory	41	29	(86)
(Increase) decrease in prepaid expenses and other current assets	(163)	162	286
Decrease in other assets	5	146	17
Increase (decrease) in accounts payable	128	(386)	(1,133)
(Decrease) increase in accrued liabilities	(5,518)	612	(3,882)

Net cash provided by operating activities	$18,399	$26,520	$16,420

Cash flows from investing activities:
Capital expenditures	(10,935)	(19,743)	(12,630)
Acquisitions of restaurants and equity interest, net of cash acquired	(680)	(815)	(1,849)
Insurance proceeds from involuntary conversion of assets	1,000	—	—
Proceeds from sale of assets	632	4,826	4,627

Net cash used in investing activities	$(9,983)	$(15,732)	$(9,852)

Cash flows from financing activities:
(Increase) decrease in restricted cash	(305)	198	(319)
Proceeds from exercise of stock options and warrants	2,213	1,431	1,225
Proceeds from issuance of long-term debt	—	1,173	—
Principal payments on long-term debt and capital lease obligations	(2,295)	(5,804)	(3,144)
Purchase of common stock for treasury	—	(14,277)	(5,082)
Proceeds from repayment of officer note	—	—	67
Distributions to minority interests	—	—	(72)

Net cash used in financing activities	$(387)	$(17,279)	$(7,325)

Net increase (decrease) in cash	8,029	(6,491)	(757)
Cash at beginning of period	7,075	13,566	14,323

Cash at end of period	$15,104	$7,075	$13,566

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

Although there are no joint ventures as of January 2, 2006, the accounts of the joint ventures in existence prior to the end of the current fiscal year have been included with those of the Company in the accompanying consolidated financial statements. All significant inter-company accounts and transactions have been eliminated and minority interests have been established for the outside partners’ interests.

The Company reports on a fiscal year, which ends on the Monday closest to December 31st. Each quarter consists of three 4-week periods, with the exception of the fourth quarter, which consists of four 4-week periods. Fiscal years 2005 and 2003 contain 52 weeks, while fiscal year 2004 contains 53 weeks.

b)	Purpose and Organization – Our principal business is the operation and franchising of Checkers and Rally’s restaurants. At January 2, 2006, there were 354 Rally’s restaurants operating in 16 different states and 450 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Nine states have both Checkers and Rally’s restaurants. Of those restaurants, 200 were Company operated and 604 were operated by franchisees.

c)	Earnings Per Common Share - We calculate basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

d)	Stock Based Compensation – We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations” (APB No. 25). We account for stock based compensation to non-employees using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight line basis over the underlying option vesting terms.

If the compensation cost for all option grants to employees and directors had been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share amounts)

	For the Years Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Net income, as reported	$9,170	$11,491	$15,783
Add: Non-cash compensation, net of related tax effects	$521	$337	$29
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,465)	(2,257)	$(1,089)

Pro forma net income	8,226	9,571	$14,723

Earnings per share:
Basic - as reported	$0.81	$0.99	$1.31
Basic - pro forma	$0.73	$0.82	$1.22

Diluted - as reported	$0.74	$0.92	$1.23
Diluted - pro forma	$0.67	$0.77	$1.14

For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Assumptions	2005	2004	2003
Risk-free interest rates	2.99%	1.16%	1.13%
Volatility	66%	61%	66%
Expected lives (months)	48	48	48

The Company accrues compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures is recognized as they occur. An expected dividend yield of zero percent was used for all periods based on the Company’s history of not making dividend payments.

On July12, 2005, the Company awarded 64,000 shares of stock to non-employee directors at $13.12 per share. Non-cash compensation expense of $839,600 was recorded in the accompanying statement of operations.

On June 17, 2004, the Company awarded 50,000 shares of stock to Non-Employee directors at $10.87 per share. Non-cash compensation expense of $543,500 was recorded in the accompanying statement of operations.

e)	New Accounting Pronouncements- In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which addresses accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for public companies in the first interim or annual reporting period beginning after June 15, 2005.

The Company will adopt Statement 123(R) on January 3, 2006, using the modified prospective method, whereby we will apply Statement 123(R) to new and modified awards beginning January 3, 2006. The modified retrospective method will not be adopted. Additionally, we will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The Company projects the compensation expense associated with adopting FAS 123(R) will approximate $1.2 million before taxes. This estimate applies only to options issued but not yet vested. Options issued after the effective date will increase compensation expense above this estimate. Refer to Note 1(d) of the Notes to the Consolidated Financial Statements for a pro forma calculation of the effect non-cash compensation has had on current and prior year financial results.

f)	Cash and Cash Equivalents - We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash on deposit with various financial institutions as collateral to support the Company’s obligations for workers’ compensation claims.

g)	Receivables – Receivables consist primarily of royalties, franchise fees and notes due from franchisees. A rollforward of the allowance for doubtful receivables is as follows:

		Additions
Description	Balance at Beginning of year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Other Accounts	Balance at End of Year
Year Ended January 2, 2006
Accounts Receivable	$3,692	$—	$—	$168	$3,524
Notes Receivable	1,345	—	—	54	1,291

	$5,037	$—	$—	$222	$4,815

Year Ended January 3, 2005
Accounts Receivable	$3,930	$250	$(250)	$238	$3,692
Notes Receivable	1,095	—	250	—	1,345

	$5,025	$250	$—	$238	$5,037

Year Ended December 29, 2003
Accounts Receivable	$3,616	$333	$9	$28	$3,930
Notes Receivable	1,081	—	14	—	1,095

	$4,697	$333	$23	$28	$5,025

The majority of the Company’s accounts receivables are due from franchisees for royalties, rents and other franchise fees. Accounts receivable are due within 15 days from billing and in some instances the funds are drawn directly from the franchisee’s account on a predetermined day. Although the Company maintains an allowance for doubtful accounts, the majority of the balance is specifically reserved for accounts aged more than one year where collection is not expected. Prior to fiscal year 2004, the Company recorded bad debt expense on a period basis as 1.5% of total royalties. As the collection of these receivables became more certain, the Company made the decision to no longer record bad debt expense for accounts receivable. In addition to the high rate of collection, the agreements with franchisees provide remedy to the Company in the event of the franchisee’s default on outstanding balances through a security interest in the assets of the business. Franchisees are considered to be in default when their accounts reach 15 days past due and are sent a termination letter when the account reaches 60 days past due. Accounts receivable are written off when it is determined that they are uncollectible or are converted into the basis in the assets that are reacquired.

Notes receivables usually consist of funds extended to franchisees as consideration for the sale of restaurants. As is with the case of accounts receivables, the majority of the allowance is specifically reserved for those notes where collection is no longer expected. The assets of the restaurants sold act as collateral for those particular notes receivable. However not all notes are collateralized. In the event of default, the Company has the option to reacquire the assets ensuring the collection of the value of the note. Interest on these notes is charged at the agreed upon rate at the time the note is executed and recognized on a period basis throughout the life of the note.

h)	Inventory – Inventory, which consists principally of food and supplies are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

i)	Property and Equipment - Property and equipment are stated at cost. Assets under capital leases are stated at their fair value at the inception of the lease. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of their estimated useful lives or remaining lease term. Property and equipment held for sale includes excess restaurant facilities and land and is recorded at its estimated fair market value less disposal cost. Held for sale assets are not depreciated. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful life, generally ten years or the remaining lease term. Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred.

j)	Valuation of Long-Lived Assets – We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	offers from current or potential franchisees for restaurants below carrying value;

•	significant underperformance relative to expected historical or projected future operating results; and

•	significant negative industry or economic trends.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events we consider for triggering our impairment review include, individual restaurant performance relative to historical and projected future operating results, as well as negative economic and industry trends that occur within the restaurant industry. Once a trigger is met, we review the historical and projected cash flows of each restaurant and perform a undiscounted cash flow analysis where indicated for each restaurant based upon such results projected over a ten year period or the remaining lease term. This period of time is selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to fair value measured as the amount recoverable under a discounted cash flow analysis, in accordance with SFAS No. 144. We recognized impairments of property, equipment and intangible assets of approximately $0.4 million for fiscal year 2005, $0.1 million for fiscal year 2004 and $0.4 million for fiscal year 2003.

k)	Valuation of Intangible Assets – We assess the impairment of intangible assets on an annual basis, including such assets as franchise rights, tradename and goodwill and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

During fiscal year 2003, the Company reversed $29.7 million of the valuation allowance for deferred tax assets. As a result, $23.5 million was recorded as a reduction of goodwill. During the year ended January 2, 2006, the Company made a correction to valuation allowances relating to State NOL deferred tax assets which were present at time of the Checkers/Rally’s 1999 merger. This correction caused a reduction of goodwill of $0.1 million.

We performed an initial impairment review of our intangible assets as of January 1, 2002. Subsequently, we performed annual impairment reviews at each subsequent year end. Based on these reviews, no adjustment was required. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to then.

Intangible assets consist of the following:

	January 2, 2006	January 3, 2005
Goodwill	$3,975	$4,094
Reacquired franchise rights	591	591
Tradename	17,548	17,548
Amortizable intangible assets	1,625	1,791

Intangible assets, net	$23,739	$24,024

Amortizable intangible assets:

	January 2, 2006			January 3, 2005
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net	Estimated Lives
Reacquired franchise rights	$1,182	$(421)	$761	$1,182	$(338)	$844	25 years
Other intangibles	3,009	(2,145)	864	3,009	(2,062)	947	25 years

Total amortizable intangible assets:	$4,191	$(2,566)	$1,625	$4,191	$(2,400)	$1,791

Amortization for amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2006	$163
2007	163
2008	163
2009	163
2010	163

l)	Deferred Loan Costs - Deferred loan costs incurred in connection with the Company’s primary debt facility and mortgages payable to GE Capital Franchise Finance Corporation are amortized using the effective interest method over the life of the related debt.

m)	Revenue Recognition - Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-operated restaurants to franchisees with associated mortgages and capital leases are recognized over the life of the related obligations. During fiscal years 1999 and 2000, several Company-operated restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 2, 2006 was approximately $4.6 million. We have recorded deferred gains of $2.8 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in the consolidated balance sheet under the captions “Accrued liabilities” and “Deferred revenues” for $0.3 million and $2.5 million, respectively as of January 2, 2006 and will be recognized over the next 15 years. Additionally, the Company has deferred approximately $0.3 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-operated restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next five years.

In September 2004, the Company recorded a deferred gain of $1.5 million in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. The remaining $1.3 million deferred gain will be recognized over the remaining lease term.

n)	Advertising - The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

o)	Income Taxes - We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (NOL’s). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

p)	Leases and Leasehold Assets - The Company accounts for leases and assets associated with leased property in accordance with SFAS No. 13, “Accounting for Leases.” We amortize leasehold assets over the shorter of ten years or the remaining lease term. To the extent the assets are added after the initial lease start-up period, generally one year, the depreciable life may extend into a subsequent option period. Likewise, for purposes of recognizing rent expense, the Company utilizes the lease commencement date through the end of the lease or option term, unless renewal of lease options has been determined to be reasonably assured. In the instance the Company is obligated to pay rent based on a percentage of sales, such rent expense is recognized once the minimum sales volume is expected to be achieved. We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 2, 2006, January 3, 2005 and December 29, 2003, was $8.5 million, $7.8 million and $7.6 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

q)	Supplemental Disclosures of Cash Flow Information

	January 2, 2006	January 3, 2005	December 29, 2003
Interest paid	$2,124	$2,473	$2,624
Income taxes paid	$419	$234	$104
Capital lease obligations incurred	$—	$—	$203

During fiscal 2005 the Company acquired one restaurant located in the Miami, Florida market from a franchisee. During fiscal 2004, the Company acquired seven restaurants located in the Jacksonville, Florida market from a franchisee. During fiscal 2003, we acquired three restaurants from former franchisees. We also acquired the minority partner’s share in a restaurant previously operated as a joint venture.

These acquisitions were recorded as follows:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Fair value of assets acquired	$680	$1,999	$1,849
Receivables forgiven	—	(307)	—
Liabilities assumed	—	(877)	—

Cash paid	$680	$815	$1,849

In conjunction with the sale of restaurants in fiscal 2003 the Company accepted notes of approximately $1.0 with maturities through December 2010.

r)	Disclosures about Fair Values of Financial Instruments - The carrying amounts of cash and cash equivalents, prepaid expenses, receivables, accounts payable, accrued liabilities, lease commitments and long-term debt are a reasonable estimate of their fair value, based upon their short maturity or quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

s)	Segment Reporting - As of January 2, 2006, the Company and franchisees operated 200 and 604 restaurants, respectively, under either the Checkers or Rally’s Hamburgers brand name, as part of a single operating segment within the quick-service restaurant industry.

t)	Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain of the more significant estimates include the valuation of property and equipment, intangible assets, reserves for restaurant relocations and abandoned sites, allowances for doubtful accounts and valuation of deferred tax assets and liabilities.

u)	Reclassifications - Certain items in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2: ACQUISITIONS

On October 10, 2005, the Company acquired one restaurant located in the Miami, Florida market from a franchisee. The purchase price for the restaurants totaled $0.7 million for cash and assumed liabilities.

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

On August 12, 2003, the Company acquired the minority partner’s interest in a joint venture restaurant located in Tampa, Florida. The purchase price totaled approximately $0.2 million.

Note 3: ACCOUNTING CHARGES & LOSS PROVISIONS

Restaurant Impairment Charges

Certain charges have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company’s sales and profit performance, and the then-current revenue and profit strategies.

The Company recorded impairment charges of $0.4 million for fiscal years 2005 and 2003. These charges related to the impairment of two restaurants, in each year, based on the review of their current and projected operating results. The Company recorded impairment charges of $0.1 million during fiscal year 2004. These charges related to the impairment of drive-thru equipment deemed obsolete in 2004.

Restaurant Retirement Costs

During fiscal 2005, the Company recognized a benefit of $0.6 million primarily due to re-opening a closed restaurant in the Detroit market which was previously contained in the “Reserve for restaurant relocation and abandoned sites.” During fiscal 2004, the Company recognized a benefit of $0.1 million, resulting from adjustments recorded to reflect management’s expectation of future obligations net of management’s successful negotiation out of lease obligations previously reserved for. During fiscal 2003, the Company recognized a benefit of $0.4 million, resulting from management’s successful negotiation out of lease obligations previously reserved for. The Company remains directly obligated to make lease payments on 10 vacant sites plus four other sites which are subleased for amounts less than the Company’s original lease obligation. While the lease agreements do allow the Company to sublease the property, they do not allow for cancellation.

The following table summarizes the components of the charges for restaurant retirement costs and impairment charges:

Description	Balance at Beginning of Year	Expense Additions and Changes in Estimate	Cash Outlays	Asset Write-Offs and Other Changes	Balance at End of Year
Year ended January 2, 2006
Impairment of long-lived assets	$—	$421	$—	$(421)	—
Accrual for closed restaurant expenses presented as restaurant retirement costs	4,111	(796)	(788)	(317)	2,210

	$4,111	$(375)	$(788)	$(738)	$2,210

Year ended January 3, 2005
Impairment of long-lived assets	$—	$56	$—	$(56)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	5,601	(329)	(1,161)	—	4,111

	$5,601	$(273)	$(1,161)	$(56)	$4,111

Year ended December 29, 2003
Impairment of long-lived assets	$—	$361	$—	$(361)	$—
Accrual for closed restaurant expenses presented as restaurant retirement costs	7,728	(446)	(1,681)	—	5,601

	$7,728	$(85)	$(1,681)	$(361)	$5,601

The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of our estimates for the ongoing costs of each restaurant which has been closed or was never developed. Those costs include rent, property taxes, and in some cases, the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from less than one year to 11 years. In some instances, the properties are either subleased or have the potential to be subleased for an amount less than the obligation. In these cases, the amount of the initial reserve is reduced by either the actual amounts collected or an estimate based on local market conditions.

Although all additions or reductions are charged to “Restaurant retirement costs,” this expense category also includes other expenses. Other expenses in this category totaled $0.2 million in both 2005 and 2004, $0 in 2003.

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

During 2005, a sibling of Adam Noyes, Vice-President of Purchasing and Operations Services, purchased a franchise from an existing franchisee of Checkers. The franchise royalties paid by such sibling of Adam Noyes to Checkers during 2005 were approximately $53,000. The franchise agreement between the Company and sibling was a standard agreement without any special terms or conditions.

During 2005, 2004, and 2003, we incurred $22,000, $107,000 and $26,000, respectively in legal fees related to the Mittman litigation and other Corporate matters to the law firm of Christensen, Miller, Fink, Jacob, Glaser, Weil and Shapiro for which a Director of the Company, Terry N. Christensen, is a partner.

During 2003, the Company engaged Peter O’Hara, one of its current Directors, to provide temporary consulting services at a monthly fee of $12,000. Fees for fiscal 2003 were $48,000.

Summary of Related Party Transactions (in thousands):

	Fiscal Year Ended
	January 2, 2006	January 3, 2005
Balance Sheet Amounts
Accounts receivable	$30	$4
Accounts payable	370	8
Accrued liabilities	439	538

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 30, 2003
Expense Amounts
Legal fees	$22	$107	$26
Advertising	6,870	7,148	7,555
General and administrative	—	—	17
Consulting fees	—	—	48

	$6,892	$7,255	$7,646

Note 5: LEASE RECEIVABLE

As a result of the sale of Company-operated restaurants in 2000 and 1999, we have recorded capital lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of January 2, 2006 was approximately $4.6 million. As of January 2, 2006, we have deferred gains of $2.8 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the remaining life of the related capital leases, approximately 14 years. The deferred gains are included in the consolidated balance sheets under the captions “Accrued liabilities” and “Deferred revenue” for $0.3 million and $2.5 million, respectively, as of January 2, 2006, and $0.4 million and $2.8 million as of January 3, 2005.

We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. The sublease rental income recorded for January 2, 2006, January 3, 2005 and December 29, 2003, was $8.5 million, $7.8 million and $7.6 million, respectively. We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Following is a schedule, for the next five years and thereafter, of future minimum lease payments receivable for operating leases at January 2, 2006:

Fiscal Year Ended
2006	$8,731
2007	7,689
2008	6,673
2009	5,058
2010	3,855
Thereafter	12,569

Total	$44,575

Note 6: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	January 2, 2006	January 3, 2005	Estimated Useful Lives

Land	$11,564	$11,861
Leasehold and land improvements	16,626	16,441	1-20 years
Buildings	43,795	41,592	5-20 years
Equipment, furniture and fixtures	32,999	32,507	3-10 years

	104,984	102,401
Less accumulated depreciation	(50,468)	(48,494)

	54,516	53,907

Property held under capital leases	3,652	4,296	3-20 years
Less accumulated depreciation	(3,043)	(2,894)

	609	1,402

Net property and equipment	$55,125	$55,309

Depreciation expense of property and equipment was approximately $8.7 million, $8.2 million and $6.6 million for the fiscal years 2005, 2004 and 2003, respectively.

Note 7: CREDIT FACILITIES

The Company had a credit facility with U.S. Bancorp Equipment Finance, Inc. in 2003 that allowed it to borrow up to $3 million, which was available through December 31, 2004. On December 17, 2004, the Company extended the term through April 30, 2005. The agreement allowed the Company to borrow at 2.2% plus the 7-year interest rate swap published in the Federal Reserve Statistical Release. The Company utilized approximately $1.2 million of this line for two new restaurants located in Indiana and Louisiana during the fourth quarter of 2004. During fiscal year 2002, the Company had received separate commitments from two lenders for financing. The commitments were for obligations up to $15 million in the aggregate for property development. The credit facility with Merrill Lynch was available through October 1, 2003 with an interest rate equal to the 5-year swap rate plus 440 basis points. The credit facility with CNL Franchise Network, LP (CNL) was available through December 31, 2003. The agreement committed CNL to enter into a sale-leaseback transaction for properties to be developed and operated by the Company as Checkers or Rally’s restaurants. There were no credit facilities maintained by the Company as of January 2, 2006.

Note 8: LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	January 2, 2006	January 3, 2005
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (8.0% at January 2, 2006) secured by property and equipment.	$4,295	$5,791
Mortgages payable to GE Capital Franchise Finance Corporation secured by thirty Company-owned restaurants, payable in 240 aggregate monthly installments of $125, maturing January 1, 2019, including interest at 9.5%.	11,191	11,577
Note payable to US Bancorp secured by two Company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest at 2.2% plus the 7 year swap rate (6.7% at January 2, 2006)	1,028	1,166
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.0% to 10%. The leases are payable in monthly principal and interest installments averaging $8.	2,297	2,401
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.4% to 16.3%. The leases are payable in monthly principal and interest installments averaging $44.	1,734	1,905

Total long-term debt and obligations under capital leases	20,545	22,840
Less current installments	(1,868)	(2,064)

Long-term debt, less current maturities	$18,677	$20,776

Although we continue to be obligated, approximately $4.6 million of the mortgage and capital lease obligations noted above pass directly through to franchisees as a result of Company-operated restaurant sales (See Note 5).

Aggregate maturities of long-term debt for the next five years and thereafter are as follows:

Fiscal Year Ended	Amount
2006	$1,455
2007	1,581
2008	1,718
2009	1,868
2010	1,325
Thereafter	8,567

Total	$16,514

The following are minimum lease payments that will have to be made in each of the years indicated based upon capital leases in effect as of January 2, 2006:

Fiscal Year Ended	Amount
2006	$827
2007	752
2008	658
2009	585
2010	524
Thereafter	3,524

Total minimum lease payments	$6,870
Less amount representing interest	(2,839)

Present value of minimum lease payments	4,031
Less current portion	(413)

$3,618

The Company is subject to certain restrictive financial and non-financial covenants under certain of its debt and lease agreements, including EBITDA and a Fixed Charge Coverage ratio. We were in compliance with all financial and non-financial covenants at January 2, 2006.

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

Under the provisions of SFAS No. 109, the components of the deferred income tax assets and liabilities recognized in the Company’s Consolidated Balance Sheet at January 2, 2006 and January 3, 2005 were as follows (in thousands):

	January 2, 2006	January 3, 2005
Deferred tax assets:
Net operating loss carryforwards	$40,615	$42,026
Accruals, reserves and other	7,952	7,424
Alternative minimum tax and tax credit carryforward	2,176	2,081

Deferred tax assets	$50,743	$51,531

Deferred tax liabilities:
Difference between book and tax basis of property, equipment and intangibles	$(9,108)	$(5,337)
Other	(161)	(81)

Deferred tax liabilities	$(9,269)	$(5,418)

	41,474	46,113
Less valuation allowance	(29,428)	(30,125)

Net deferred tax assets	$12,046	$15,988

The deferred tax asset related to net operating loss (NOL) carryforwards represents the tax effect for total NOL’s created in prior years at a 35% rate for federal NOL’s and all applicable rates for state NOL’s.

As a result of the Merger in 1999, both companies (Checkers and Rally’s) experienced an ownership change as defined by Internal Revenue Code Section 382. Pursuant to IRC Section 382, the surviving entity or post-merger Checkers is significantly limited in utilizing the net operating loss carryforwards that were generated before the Merger to offset taxable income arising after the ownership change. As of August 9, 1999 Rally’s and Checkers had pre-merger federal net operating loss carryforwards of approximately $52.7 million and $67.0 million, respectively for a combined total of $119.7 million. Federal taxable income over the past six years has reduced the remaining carryforward to $94.2 million. We believe that the limitations imposed by IRC Section 382 restrict the prospective utilization of the remaining pre-merger federal net operating loss carryforwards to approximately $20.5 million the life of the net operating losses. The remaining pre-merger federal net operating loss carryforwards of $73.7 million expire before becoming available under these limitations. As a result the valuation allowance has been specifically attached to these NOL’s and not allocated to all deferred tax assets. The federal and state net operating loss carryforwards are subject to limitation in any given year and will expire through 2018 based upon the year originally incurred. The Company has approximately $7.8 million of post-merger federal net operating loss carryforward available through 2020, and approximately $2.1 million of federal alternative minimum tax credit carryforwards available indefinitely. In addition to the federal NOL’s available, the Company has similar NOL’s available in many of the states that it currently operates in. These NOL’s are subject to similar IRC Section 382 limitations in many of those states.

Management believes that it is more likely than not that the net deferred tax assets will be realized, as a result of the Company’s improved operating results for the past four years, net changes in temporary differences, the utilization of net operating losses, and projected future operating results.

The following transactions affected the deferred tax assets for the periods indicated:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Cummulative effect of change in accounting principle	$—	$—	$17
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	$(119)	$—	$(23,508)
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.	$(1,134)	$(296)	$(784)

Income tax expense (benefit) from continuing operations consists of the following:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Current-State	$—	$109	$66
Current-Federal	74	514	158

	74	623	224

Deferred - State	38	728	(87)
Deferred - Federal	5,157	4,803	(323)

	5,195	5,531	(410)

Total income tax expense (benefit)	$5,269	$6,154	$(186)

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Deferred tax expense (benefit) (exclusive of the effects of other components listed below)	$5,773	$5,593	$5,784
Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity	119	—	23,508
(Decrease) increase in the beginning-of-the-year balance of the valuation allowance for deferred tax assets	(697)	(62)	(29,702)

Total deferred income tax expense (benefit)	$5,195	$5,531	$(410)

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

During the year ended January 3, 2005, the Company identified certain previously unrecognized deferred tax assets and deferred tax liabilities which existed at the August 9, 1999 merger date that increased goodwill and decreased net deferred tax assets by approximately $3.1 million as of January 3, 2005.

During the year ended January 2, 2006, the Company made a revision to valuation allowances relating to State NOL deferred tax assets which were present at time of the Checkers/Rally’s 1999 merger. This revision resulted in a reduction of goodwill of $0.1 million.

The Company’s income tax paid represents income taxes assessed for federal alternative minimum tax and at the state level for states where the Company does not have any available net operating losses available or the state has suspended the use of net operating losses during those years.

The following is a reconciliation of the income tax expense (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision shown on the Consolidated Statements of Income:

	Fiscal Year Ended
	January 2, 2006	January 3, 2005	December 29, 2003
Federal expense computed at 35%	$5,054	$6,176	$5,477
State and local income taxes, net of federal income tax expense	436	544	507
Permanent differences and other	319	(504)	24
Change in deferred tax asset valuation allowance allocated to income tax (benefit)	(540)	(62)	(6,194)

Total income tax expense (benefit)	$5,269	$6,154	$(186)

$0.1 million of the change in valuation allowance was, in part, associated to Goodwill, rather than income tax benefit as the adjustment related to NOL’s which were associated with pre-merger losses. The resulting change in valuation allowance was $0.7 million related to federal and state net operating loss (NOL) carryforwards and is presented in the significant components of deferred income tax expense (benefit) attributable to income from continuing operations table above.

Note 10: STOCKHOLDERS’ EQUITY

a) Stock-Based Compensation Plans – In 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, as amended (the “Directors Plan”). The Directors Plan was amended on August 6, 1997 by the approval of the Company’s stockholders to increase the number of shares subject to the Directors Plan from 16,667 to 416,667. It provided for the automatic grant to each non-employee director upon election to the Board of Directors a non-qualified, ten-year option to acquire shares of the Company’s common stock, with the subsequent automatic grant on the first day of each fiscal year thereafter during the time such person is serving as a non-employee director of a non-qualified ten-year option to acquire additional shares of common stock. Prior to the August 6, 1997 amendment, one-fifth of the shares of common stock subject to each initial option grant became exercisable on a cumulative basis on each of the first five anniversaries of the grant of such option. One-third of the shares of common stock subject to each subsequent option grant became exercisable on a cumulative basis on each of the first three anniversaries of the date of the grant of such option. Each Non-Employee Director serving on the Board as of July 26, 1994 received options to purchase 1,000 shares. Each new Non-Employee Director elected or appointed subsequent to that date also received options to purchase 1,000 shares. Each Non-Employee Director has also received additional options to purchase 250 shares of Common Stock on the first day of each fiscal year. On August 6, 1997 the Directors Plan was amended to provide: (i) an increase in the option grant to new Non-Employee Directors to 8,333 shares, (ii) an increase in the annual options grant to 1,667 shares and (iii) the grant of an option to purchase 25,000 shares to each Non-Employee Director who was a Director both immediately prior to and following the effective date of the amendment, and includes up to 5,000,000 shares. Options granted to Non-Employee Directors on or after August 6, 1997 are exercisable immediately upon grant. On September 15, 2000, the Directors Plan was amended a second time to provide for a special one-time grant of 550,000 options to the members of the Board of Directors. It was also amended to allow the Board of Directors to make additional discretionary grants under the directors’ plan, at their sole discretion.

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

As of January 2, 2006, there are 30,089 securities available for future issuance under the 2001 Stock Option Plan. The availability to issue additional options under the 1994 Directors Plan for Non-Employee Directors has expired.

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

Each Non-Employee director who is currently serving on the Company’s Board of Directors will be automatically granted a stock award annually, on the effective date of the 2004 Plan, of 10,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of the award. Each non-employee director that is elected to the Board of Directors after May 25, 2004 will be awarded annually, on the effective date of the 2004 Plan, 7,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Committee at the time of such award. The first stock grant took place on June 17, 2004, with the five Non-Employee directors each receiving 10,000 shares of stock at $10.87 per share, resulting in non-cash compensation expense in the third quarter 2004 of $0.5 million. On July 12, 2005 64,000 shares of stock were granted to the Board of Directors under this plan at $13.12 per share.

A summary of the status of all options granted to employees, directors, and to non-employees at January 2, 2006, January 3, 2005 and December 29, 2003, and changes during the years then ended is presented in the table below:

(Shares represented in thousands)

	January 2, 2006		January 3, 2005		December 29, 2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding shares at beginning of year	2,771	$7.97	2,239	$7.05	2,808	$6.01
Granted at price equal to market	328	13.12	902	10.48	393	9.57
Granted at price greater than market	—	—	—	—	—	—
Granted at price less than market	—	—	—	—	—	—
Exercised	(407)	5.44	(219)	6.43	(406)	3.02
Forfeited	(108)	10.29	(116)	10.22	(544)	6.46
Expired	(3)	10.38	(35)	11.82	(12)	6.48

Outstanding at end of year	2,581	$8.92	2,771	$7.97	2,239	$7.06

Exercisable at end of year	1,909	$7.97	1,993	$7.07	1,707	$6.17

Weighted average of fair value of options		$6.83		$4.99		$4.78

Fair value of options granted during the year was $6.83 per share for options granted July 12, 2005.

The following table summarizes information about stock options outstanding at January 2, 2006:

(Shares represented in thousands)

Range of Exercise Prices	Outstanding as of January 2, 2006	Wtd. Avg. Remaining Contractual Life (Yrs)	Wtd Avg. Exercise Price	Number Exercisable January 2, 2006	Wtd. Avg. Exercise Price
$1.28-$2.00	130	4.1	$1.901	130	$1.901
$2.01-$4.00	276	2.6	2.911	276	2.912
$4.01-$8.00	432	5.2	5.690	432	5.690
$8.01-$10.00	327	7.6	9.631	273	9.631
$10.01-$12.00	980	7.5	10.601	707	10.780
$12.01-$14.00	355	9.5	13.056	10	12.360
$14.01-$16.00	55	1.1	15.210	55	15.210
$16.01-$61.56	26	0.5	18.938	26	18.938

	2,581	6.5	$8.917	1,909	$7.970

On August 5, 1999, the Company’s shareholders approved an employee stock purchase plan (“Stock Purchase Plan”). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company’s matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee’s voluntary contributions, and any matching contributions by the Company, to purchase the Company’s stock at prevailing market rates. The Company made $53,445, $30,200 and $76,535 in matching contributions during 2005, 2004 and 2003 respectively, for employee contributions made in 2004, 2003 and 2002.

b) Stock Based Compensation – During fiscal 2005, the Company granted stock options of 327,500 on July 12, 2005 at an exercise price of $13.12 and fair value per option of $6.83, to employees under the 2001 Plan. The Company also granted common stock to members of the Board of Directors under the Directors Plan of 64,000 on July 12, 2005 at an exercise price of $13.12. During fiscal 2004, the Company granted stock options of 580,000 on May 25, 2004 at an exercise price of $10.14 to employees under the 2001 Plan. The Company also awarded stock options of 30,000 on November 8, 2004 at an exercise price of $12.36 to its Chief Executive Officer. In addition, the Company granted stock options to members of the Board of Directors under the Directors Plan of 8,335 on December 30, 2003 at an exercise price of $10.47, 150,000 on February 25, 2004 at an exercise price of $11.70, and 125,000 on May 25, 2004 at an exercise price of $10.14. During fiscal 2003, the Company granted stock options of 175,000 on August 21, 2003 at an exercise price of $9.63 and 10,000 on January 3, 2005 at an exercise price of $10.17 to employees under the 2001 Plan. In addition, the Company granted stock options to members for the Board of Directors under the Directors Plan of, 8,335 on December 31, 2002 at an exercise price of $6.26 and 200,000 on August 21, 2003 at an exercise price of $9.63.

On June 1, 2000, the Board of Directors approved the grant of 160,229 stock options to officers and key employees. At the date of grant, additional shares of the stock had to be approved for allocation to the 1991 employee stock option plan by the shareholders’ of the Company. The shareholders approved the additional allocation on September 15, 2000. The resulting compensation expense for fiscal year 2003 was $46,000.

c) Stock Repurchase Program - The 1,300,000 share Stock Repurchase Program, originally announced on March 19, 2003, was increased by 500,000 shares by the Company’s Board of Directors on May 25, 2004, bringing the total of shares available for repurchase to 1,800,000. The Company purchased the remaining 1,096,600 shares under this program during fiscal 2004 for $12.0 million.

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

The Company did not repurchase any equity securities during the year ended January 2, 2006.

Note 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents selected quarterly financial data for the periods indicated (in thousands, except per share data). Earnings (loss) per share are computed independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings (loss) per share in fiscal 2005 and 2004 does not necessarily equal the total computed for the year:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended January 2, 2006
Revenues	$44,393	$45,686	$43,167	$53,908	$187,154
Income from operations	4,288	4,735	2,137	4,058	15,218

Net income	2,517	3,068	1,228	2,357	9,170

Earnings per share
Basic	0.23	0.27	0.11	0.21	0.81

Diluted	0.21	0.25	0.10	0.19	0.74

Year Ended January 3, 2005
Revenues	$43,011	$45,628	$44,975	$60,635	$194,249
Income from operations	4,287	5,154	3,338	6,162	18,939

Net income	2,479	3,189	1,641	4,182	11,491

Earnings per share
Basic	0.21	0.26	0.14	0.38	0.99

Diluted	0.19	0.25	0.13	0.35	0.92

During the fourth quarter of 2005, the Company recorded a recovery of $0.8 million related to the re-opening of a closed restaurant in the Detroit market which was previously reserved for in the “Reserve for restaurant relocation and abandoned sites.” This benefit was partially offset by expenses related to closed restaurants. In addition, a benefit of $0.7 million was recognized as an adjustment to the reserve for worker’s compensation claims, based on actuarial estimates.

During the fourth quarter of 2004, the Company recorded a recovery of $2.0 million of legal expenses related to the successful outcome of the Mittman litigation, which was partially offset by $0.9 million for increased fees related to Sarbanes-Oxley compliance and a $0.9 million adjustment to depreciation and disposals for leasehold assets.

During the fourth quarter of 2003, a gain on the sale of property and equipment of $1.5 million was recognized and was primarily due to the sale of 22 restaurants in the California, Phoenix and Nashville markets. In addition, the Company’s recorded an income tax benefit in the fourth quarter of 2003, which represents current tax expense of $224,000 and a deferred tax benefit of $410,000 (See note 9).

Note 12: COMMITMENTS AND CONTINGENCIES

a)	Lease Commitments - The Company leases land and buildings generally under agreements with terms of, or renewable to, 10 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Rent expense, net of sublease rental income (See note 5), totaled $8.0 million, $8.7 million and $10.0 million in 2005, 2004 and 2003, respectively. The Company is the sublessor on 173 operating leases and the lessor on 13 owned properties.

Following is a schedule, by year, of future minimum lease commitments for operating leases at January 2, 2006:

Year	Amount
2006	$17,843
2007	15,983
2008	13,083
2009	9,646
2010	7,523
Thereafter	33,793

Total	$97,871

These commitments also include minimum rent payments of $2.2 million for properties which have been accrued for as part of the reserve for restaurant relocations and abandoned sites as of January 2, 2006.

b)	Self Insurance - The Company was partially self-insured for workers’ compensation claims up to $250,000 per occurrence and $3.5 million in aggregate. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data as well as our own estimates based on our actual historical data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintained $4.2 million and $3.8 million in restricted cash as of January 2, 2006 and January 3, 2005, respectively, as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

c)	Employment Contracts - Effective September 15, 2005 the Company approved an amendment to the employment agreement with its Vice President of Purchasing and Operation Services. The Vice President of Purchasing and Operation Services’ agreement, dated September 19, 2003, was amended to provide that his annual salary, as of September 15, 2005, be increased to Two Hundred and Twenty-Five Thousand Dollars ($225,000). Effective November 8, 2004, the Company approved an amendment to the employment agreement with its Chief Executive Officer. The Chief Executive Officer’s employment agreement dated September 26, 2003, was amended to: (a) extend the initial term of employment until September 25, 2006; (b) increase (retroactively to September 26, 2004) his annual salary to Three Hundred Fifty Thousand Dollars ($350,000); and (c) grant him, effective at the close of business on November 8, 2004, 30,000 options to be issued pursuant to the Company’s 2001 Employee Stock Option Plan. The options granted vest proportionately over three years, unless the officer is terminated for reason other than cause. In such case, the options vest immediately and the executive shall have two years from date of termination to exercise the options. Both Officers are entitled to participate in the Company’s incentive bonus plan. Both agreements may be terminated at any time for cause. The agreements contain confidentiality and non-competition provisions.

d)	Litigation - Greenfelder et al. v. White, Jr., et al. On August 10, 1995, a state court complaint was filed in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, entitled Gail P. Greenfelder and Powers Burgers, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 95-4644-CI-21. A companion complaint was also filed in the same Court on May 21, 1997, entitled Gail P. Greenfelder, Powers Burgers of Avon Park, Inc., and Power Burgers of Sebring, Inc. v. James F. White, Jr., Checkers Drive-In Restaurants, Inc., Herbert G. Brown, James E. Mattei, Jared D. Brown, Robert G. Brown and George W. Cook, Case No. 97-3565-CI-21.

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

On September 9, 2005, the Company settled the above referenced litigation for a recovery amounting to $0.8 million. On October 13, 2005, pursuant to the terms of the settlement agreement, both complaints were dismissed, with prejudice.

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. In November 2000, Checkers initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking in excess of three million dollars in damages under contract and tort theories. On February 20, 2004, the arbitration tribunal entered an Order on Checkers’ Amended Motion to Dismiss Amended Counterclaim (the “Order”). In the Order, the tribunal: (1) dismissed two of the seven counts asserted against Checkers in the Counterclaim; and (2) granted Checkers’ Motion to Dismiss with respect to portions of each of the remaining counts in the Counterclaim. The tribunal also ruled that there is no basis for imposing liability on Checkers for the acts or omissions of Suncheck of Puerto Rico, Inc. The counterclaimants voluntarily dismissed a third count, and filed a motion seeking to amend the Counterclaim to replead the count, which was denied. This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings. The final arbitration hearing began on September 20, 2005. The final hearing could not be completed within the time originally allotted for the final hearing. The final hearing concluded on February 24, 2006. The panel has thirty (30) days from the end of the hearing to issue a ruling. The Company does not expect to incur any significant loss associated with this matter.

Checkers Drive-In Restaurants, Inc. v. The Data Broker LLC and The NTI Corporation d/b/a Chase Communications. On March 1, 2005, Checkers Drive-In Restaurants, Inc. filed this lawsuit in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. In its two count Complaint, Checkers asserted a claim for interpleader and sought injunctive relief to enjoin the defendants from interfering with the frame relay services being provided to Checkers. Checkers filed the lawsuit because both of the defendants were: (1) making conflicting demands for payment from Checkers for the network service; and (2) threatening to disrupt, and were disrupting Checkers’ network services. The NTI Corporation d/b/a Chase Communications (“Chase”) filed a Counterclaim against Checkers for breach of contract. Chase was seeking damages from Checkers in the amount of $119,540. Checkers vigorously denied the allegations in Chase’s Counterclaim. Two additional parties, Unique Communications, Inc. (“Unique”) and MCI, Inc. moved to intervene in this case. Although the Court permitted Unique and MCI to intervene, the Court limited the extent of their participation. Neither Unique nor MCI formally asserted any claims against Checkers. However, near the conclusion of the litigation MCI made an informal demand to Checkers for payment in excess of $225,000 for network services. Checkers denied any liability to MCI. Checkers is not aware of any formal efforts MCI has taken to pursue its claim for payment.

Checkers, The Data Broker, LLC and Chase entered into a Stipulation whereby the parties agreed to the disbursement of the interpled funds, among other things. On December 22, 2005, the entire action, including the Complaint, counterclaims and crossclaims, was dismissed with prejudice.

KWJ, Inc. v. Checkers Drive-In Restaurants, Inc. On January 25, 2006, the Company sent KWJ, Inc. (“KWJ”), a franchisee in Chicago, Illinois operating a single restaurant, a notice of termination of its franchise agreement dated May 19, 2000, for failure to pay amounts owed to the Client pursuant to a promissory note dated January 1, 2002. On or about January 30, 2006, KWJ filed a Complaint in Arbitration against the Company with the American Arbitration Association, AAA Case No. 33 114 Y 00035 06. The Complaint in Arbitration seeks damages in excess of $5,000,000 for alleged breach of the franchise agreement and alleged violation of the Illinois Franchise Disclosure Act. The Complaint in Arbitration asserts that the Company failed to disclose certain information regarding use and administration of the National Production Fund (“NPF”), failed to properly use and account for NPF funds in accordance with the franchise agreement and for the specific benefit of KWJ, and interfered with KWJ’s right to transfer the franchise. The Company disputes the factual and legal basis of the claims asserted in the Complaint for Arbitration and intends to vigorously defend this matter. The Company does not expect to incur any significant loss associated with this proceeding.

Pipefitters Local No. 636 Defined Benefit Plan v. Checkers Drive-In Restaurants Inc et. al. On March 3, 2006, the Registrant was notified that a state court civil action had been filed against it and all of the members of the Registrant’s Board of Directors in the Hillsborough County, Florida Circuit Court. The style of the action is Pipefitters Local No. 636 Defined Benefit Plan v. Checkers Drive-In Restaurants Inc et. al. Case No. 06-CA-001825.

Plaintiff’s complaint alleges that each of seven individual defendants, collectively comprising all of the members of Registrant’s Board of Directors, individually breached the fiduciary duties owing to shareholders by voting to approve a merger agreement with Taxi Holdings Corp. (“Taxi Holdings”), an affiliate of Wellspring Capital Management LLC, a private equity firm, and Taxi Acquisition Corp., a wholly owned subsidiary of Taxi Holdings Corp. If the merger agreement is hereafter approved by the Registrant’s shareholders, the Registrant will emerge as a wholly-owned subsidiary of Taxi Holdings Corp. and its shareholders will receive cash consideration of $15.00 per common share owned in exchange for their shares of the Registrant. A separate count alleges that the Registrant aided and abetted the individual defendants’ breach of fiduciary duties.

The complaint seeks, among other relief, the court’s designation of class action status, a declaration that entry into the merger agreement was in breach of the defendants’ fiduciary duties and therefore was unlawful and unenforceable, and entry of an order enjoining the defendants from taking further action to consummate the proposed merger. The Registrant’s Board of Directors is of the unanimous belief that the Plaintiff’s action is without merit, and intends for the Registrant and themselves to vigorously defend against it.

Checkers Drive-In Restaurants Inc v. Titan Holdings, Inc. and Mark Mitchell. On October 27, 2005, Checkers sent a Formal Notice of Default to Titan Holdings, Inc. (“Titan”), the operator of sixty-two (62) franchised locations pursuant to three (3) separate franchise agreements. Titan failed to timely cure the monetary defaults set forth in the Formal Notice of Default. On November 10, 2005, Checkers sent a Formal Notice of Termination to Titan, pursuant to which the three (3) franchise agreements were terminated. On December 1, 2005, Checkers, Titan and Titan’s lender entered into a Post Termination Cure Agreement, which, among other things, provided an opportunity for Titan to make a post termination cure of the amounts owed to Checkers and granted Titan a temporary license to operate the Checkers® restaurants during the interim time period. Titan defaulted in the payments owed under the Post Termination Cure Agreement and the temporary license granted thereunder automatically terminated.

On March 7, 2006, Checkers filed a Complaint for Injunctive Relief and Damages (the “Complaint”) against Titan and Mark Mitchell in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 8:06-cv-367-T-26TGW. The Complaint seeks injunctive relief and damages for breach of contract, trademark infringement, trade dress infringement and unfair competition. On March 8, 2006, the Tampa Division transferred the case to the Orlando Division and it was assigned Case No. 6:06-cv-300-ORL-28KRS. Oral argument on the pending motion for temporary injunction is scheduled for March 27, 2006.

On March 7, 2006, Checkers also began the process of initiating state court eviction actions in Florida, Alabama and Mississippi with respect to sixty (60) of the locations that were either leased or subleased by Titan from Checkers.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 13: IMPACT OF HURRICANE KATRINA

During the last week of August 2005, restaurants in Florida, Louisiana, Mississippi and Alabama were affected by Hurricane Katrina. Thirty-five Company-owned restaurants and 33 franchised locations experienced closings as the hurricane approached and passed through these states. Most of the restaurants impacted by this hurricane suffered only minimal damage and have reopened. As of the date of this filing, one franchise and seven Company-owned restaurants (all in the New Orleans market) remain closed as a result of this hurricane. The Company estimates that the impact to sales due to closures was $3.8 million. The Company has property and business interruption insurance coverage for these sites and records insurance recoveries when property losses become known and insurance recoveries are probable. Insurance recoveries for business interruption claims are recognized when all contingencies associated with those claims are resolved. The assets related to four sites deemed a total loss in New Orleans have been disposed of in the fourth quarter of 2005. The Company recorded a loss for insurance deductible of $300,000 in “Loss on Sale of Assets” and received insurance proceeds of $1.0 million for property damage related to Hurricane Katrina during the year ended January 2, 2006. An additional $0.1 million in insurance receivables remained outstanding in “Accounts, notes and leases receivable, net”.

The Company has repaired buildings and replaced equipment as expeditiously as possible. Training and Human Resource personnel were deployed to recruit and train crew and restaurant management. The Company believes the regional limitations to employ staff and reopen the impacted restaurants will affect our results of operations during 2006. Earnings in 2006 will also be impacted by the timing and amount of insurance recoveries.

On September 13, 2005, the Company and its franchisee partners announced the establishment of the Checkers/Rally’s Employee Relief Fund, Inc, a not-for-profit corporation, (“the Employee Relief Fund”) to aid both Company and franchised-restaurant employees who were impacted by Hurricane Katrina. The Company made an initial donation of $25,000 to the Employee Relief Fund. The Employee Relief Fund is accepting voluntary donations from vendor partners, franchisees, employees and the public. Distributions from the Employee Relief Fund are underway to those employees most in need. The Employee Relief Fund is not a consolidated subsidiary of Checkers Drive-In Restaurants, Inc.

Note 14: SUBSEQUENT EVENTS

On February 17, 2006, the Company announced an Agreement and Plan of Merger with Taxi Holdings Corp., an affiliate of Wellspring Capital Management, LLC, a private equity firm and Taxi Acquisition Corp., a wholly owned subsidiary of Taxi Holdings Corp., to purchase the Company for $15.00 per share. The total transaction value is approximately $188 million, including the assumption of Checkers’ debt. The acquisition agreement has been approved by the Checkers Board of Directors and by the Special Committee of the Board formed to explore strategic alternatives, and is expected to close in the second quarter of 2006. The Agreement and Plan of Merger is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 22, 2006.

On February 28, 2006, the Company acquired five franchise-owned restaurants located in the Daytona, Florida market. The purchase price for the restaurants totaled $2.1 million. The assets purchased were five (5) franchisee-owned restaurants, one (1) of which was sold in fee to the Company and four (4) of which were leased locations which were assigned to the Company. The purchased assets also included food inventory, paper goods, equipment and the five (5) modular buildings associated with these locations.

On February 28, 2006, the Company acquired seven franchisee-owned restaurants located in the Tallahassee, Florida market. The purchase price for the restaurants, including land on which they are located, totaled $1.0 million. The assets purchased were seven (7) franchisee-owned restaurants, two (2) of which were sold in fee to the Company and five (5) of which were leased locations which were assigned to the Company. The purchased assets also included food inventory, paper products, equipment and the seven (7) buildings associated with these locations.

Subsequent to year end, Titan Holdings, Inc. (“Titan”), the operator and franchisee of sixty-two franchised locations in Mobile, Alabama, West Palm Beach and Orlando, Florida market areas defaulted on the payments owed under a Post Termination Cure Agreement (“Agreement”). The Agreement allowed Titan temporary license to operate the franchised Checkers® restaurants during the interim Agreement period. As of January 2, 2006, the Company had receivables associated with Titan including $2.9 million of accounts and notes receivable and $2.6 million of capital lease receivables. The Company also has $1.3 million in “Deferred revenue” associated with the sale of the then Company-operated restaurants to Titan on March 30, 2000 for $10.3 million in cash and notes. The Company has collected $0.3 million of the amounts outstanding at year end, and no reserve for the uncollected net asset balance of $4.2 million has been established as of the balance sheet date.

The Company is currently examining and considering various options, including acquisition and operation of the restaurants by the Company or by new or existing franchisees. Management believes that the outstanding net assets of $4.2 million are recoverable based on its assessment of the probable outcome of these alternatives and the resulting settlement of these receivables. Management believes that the alternatives above will result in sustained positive operating results for these restaurants. Depending upon the ultimate form of the settlement of these accounts, it is possible that a loss for accounting purposes could be recognized notwithstanding the overall economic recovery of these amounts. However, such accounting losses are not currently expected.

The Company filed a complaint against the franchisee on March 7, 2006, as discussed in Note 12(d) “Commitments and Contingencies-Litigation”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 5, 2005, the Company informed KPMG, LLP (“KPMG”) of its dismissal as the Company’s independent registered public accounting firm. The decision to change the Company’s auditors was recommended and approved by the Company’s Audit Committee of the Board of Directors and approved by the Company’s Board of Directors. The reports of KPMG on the Company’s consolidated financial statements as of and for the years ended January 3, 2005 and December 29, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. KPMG’s opinion dated April 4, 2005 on the Company’s effectiveness of internal control over financial reporting as of January 3, 2005, expressed an adverse opinion on the effective operation of internal control over financial reporting. During the fiscal years ended January 3, 2005 and December 29, 2003, and through April 5, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

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

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2006, based on the criteria for effective internal control described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 2, 2006.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Grant Thornton LLP’s report is included on page 30 in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter ended January 2, 2006, the Company completed its testing and evaluation of its internal controls for the fiscal year. Management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediate the material weaknesses identified in Item 9A(b) of the prior year’s Annual Report on Form 10-K. Specifically, the Company’s remediation plan was as follows:

•	Hired accounting personnel with relevant accounting and industry expertise. (The Accounting Manager and Senior Accountant vacancies were filled during February of 2005.)

•	Assessed the existing accounting personnel to ensure that each position was filled with the appropriate qualified individuals and, where appropriate, the Company added additional staff.

•	Provided training to existing accounting staff so that they had the necessary expertise for their assigned responsibilities.

•	The Company engaged Ernst and Young, LLP to prepare the income tax provision and counsel the Company on tax matters. Furthermore, the Corporate Controller, responsible for review of the provision, has become more experienced with the tax complexities of the Company.

We believe that these steps have addressed and remediated the material weaknesses that affected our internal controls over financial reporting as of January 3, 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The following table sets forth the names and ages of the Directors of the Company and the positions they hold.

Name	Age	Position
Peter C. O’Hara	50	Chairman of the Board of Directors (term expiring in 2008)

Keith E. Sirois	54	President, Chief Executive Officer and Director (term expiring in 2008)

David Gotterer	77	Director (term expiring in 2006)

Burt Sugarman	67	Director (term expiring in 2006)

Terry N. Christensen	65	Director (term expiring in 2007)

Willie D. Davis	71	Director (term expiring in 2007)

Gary Lieberthal	60	Director (term expiring in 2008)

Directors

PETER C. O’HARA has served as a director since June 1998, as Chairman of the Board since December 2002 and Vice Chairman from September 1999 to December 2002. He has served as president of Capital Management of L.I., N.Y., Inc. since March of 1994. Capital Management of L.I., N.Y., Inc. was a Checkers franchise area developer for Long Island, New York through October 2001.

KEITH E. SIROIS has served as President and Chief Executive Officer since May 1, 2003 and was appointed a director on February 26, 2004. He served as Vice President of Franchise Operations from September 1999 until May 1, 2003 and as Director of Franchise Operations from September 1998 to September 1999. Mr. Sirois served as a franchise business consultant with Checkers from August 1996 to September 1998. From March 1992 to September 1996, Mr. Sirois served as Vice President of Operations for Heartwise Express, Inc. in Chicago, Illinois.

TERRY N. CHRISTENSEN has served as a director since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP performed legal services for us in 2005, 2004 and 2003. Such services have related to litigation, compliance with securities laws and other business matters.

WILLIE D. DAVIS has served as a director since August 1999. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently also serves on the board of directors of Sara Lee Corporation, Dow Chemical Company and MGM Mirage.

GARY LIEBERTHAL has served as a director since July 2004. Mr. Lieberthal is presently retired; previous to his retirement, Mr. Lieberthal served as Chairman and Chief Executive Officer of Columbia Pictures Television.

DAVID GOTTERER has served as a director since August 1999. From 1989 to August 1999, he served as a Member of the Board of Directors of Rally’s. Mr. Gotterer was a partner in the accounting firm of Mason & Company, LLP in New York, New York, from June 1953 until February 2003. Mr. Gotterer has been an independent consultant since February 2003.

BURT SUGARMAN has served as a director since June 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT GROUP, LTD. for the past six years and also served as a director of Santa Barbara Restaurant Group until its merger with CKE Restaurants, Inc. Mr. Sugarman served as Chairman of the Board of Rally’s Hamburgers, Inc. from November 1994 to October 1997.

Executive Officers

Set forth below is a description of the business experience and the ages of our executive officers, other than Mr. Sirois, whose experience is described above. Executive officers serve at the discretion of our Board of Directors.

S. PATRIC PLUMLEY (57) is Senior Vice President and Chief Financial Officer and Treasurer. He joined the Company in December 2003. Mr. Plumley most recently served as the Senior Vice President and Chief Financial Officer of Fresh Brands, Inc. from January 27, 2003 to September 12, 2003. He was the Senior Vice President and Chief Financial Officer of Eagle Food Centers, Inc. from 1997 until January 2003.

STEVE COHEN (54) has served as our Senior Vice President of Human Resources since December 1997. From May 1995 to December 1997, Mr. Cohen was the Field Human Resources Manager for EZCorp in Austin, Texas.

ADAM NOYES (36) has served as Senior Vice President of Purchasing and Operations Services since March 2006. He was formally the Vice President of Operations and Purchasing from August 2000 to March 2006. He served as Vice President of Purchasing and Quality Assurance from October 1998 to August 2000. He was Senior Director of Purchasing from May 1998 to September 1998 and Director of Purchasing from June 1996 to April 1998. Prior to this, Mr. Noyes served Checkers in the capacity of restaurant support services from April 1991 to May 1996.

RICHARD TURER (44) has served as Vice President of Marketing since September 1999. From July 1998 to September 1999, Mr. Turer served as Director of Marketing for Checkers and Rally’s brands. From May 1995 to July 1998, he was self-employed and operated Mill House McCabe, a marketing and promotional company, in Sparta, New Jersey.

BRIAN R. DOSTER (47) has served as Vice President, Corporate Counsel and Secretary since November 2000. He served previously as Assistant General Counsel and Assistant Secretary of Checkers from April 1999 to September 1999. From November 1985 to April 1999, he was a corporate attorney for Amoco Corporation in Chicago, Illinois. Mr. Doster has also serves as Chairman of the Board of Directors of Tampa Community Health Centers, Inc., a not for profit provider of health services, and has been a director since January 2002.

RON LEVONDOSKY (51) is our Senior Vice President of Operations as of March 2006. He was formally the Vice President of Franchise Operations from May 2003 to March 2006. Prior to that, he was a Senior Franchise Business Consultant upon joining the Company on June 4, 2001. Prior to Checkers, Mr. Levondosky was an Area Director of Operations with Labor Ready, Inc. from May of 2000 through May of 2001 and the Vice President of Operations with Hot ‘n Now LLC from October of 1994 through April of 2000.

Family Relationships

No family relationships exist between any of the directors and the executive officers of the Company. There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

Involvement in Certain Legal Proceedings

On February 15, 2006, a federal grand jury indicted Terry Christensen on one count of conspiracy and one count of intercepting wire communications in connection with legal matters unrelated to the Company. Mr. Christensen has plead “not guilty,” denies the allegations set forth in the indictment and intends to vigorously defend the charges made against him. Mr. Christensen has served as a director of the Company since November 1996.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2005, the Audit Committee consisted of David Gotterer, Willie D. Davis and Peter C. O’Hara. The Board of Directors has determined that Mr. Gotterer qualifies as an “audit committee financial expert” and is “independent,” both within the meaning of applicable regulatory guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and greater than 10% shareholders to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required, by SEC regulations, to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms furnished to the Company and written representations from the Company’s officers and directors, the Company believes that, except as set forth below, all of its directors and officers complied on a timely basis with Section 16(a) filing requirements for the fiscal year ended January 2, 2006.

Burt Sugarman, a director of the Company, failed to file any Form 4s related to the disposition of 64,023 shares of stock by GIANT GROUP LTD. during fiscal 2005. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of GIANT GROUP LTD., and is deemed to beneficially own shares of the Company’s common stock held by GIANT GROUP LTD.

Code of Ethics

The Company has adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The Company has also adopted a code of ethics for all employees in addition to the foregoing. This code of ethics is available to the public without charge, by request to Checkers Drive-In Restaurants, Inc., Legal Department, 4300 West Cypress Street, Suite 600, Tampa, FL 33607 and at the Company’s website at www.checkers.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table is a summary of the compensation earned for the last three fiscal years for services in all capacities to each of the persons who qualified as a “named executive officer” under item 402(a)(3) of Regulation S-K.

					Awards	Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compen- sation ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Com- pensation ($)
Keith E. Sirois	2005	350,000	$87,418	—	50,000	—	29,261	(2)
President,	2004	329,371	175,000	—	60,000	—	12,685	(3)
Chief Executive Officer	2003	220,269	150,000	—	50,000	—	15,332	(4)

S. Patric Plumley (1)	2005	200,182	$50,000	—	30,000		22,292	(5)
Senior Vice President,	2004	205,010	100,000	—	25,000		7,112	(6)
Chief Financial Officer

Steven Cohen	2005	180,000	$45,000	—	20,000	—	11,011	(7)
Senior Vice President,	2004	168,951	90,000	—	25,000	—	10,242	(8)
Human Resources	2003	156,577	84,279	—	20,000	—	13,610	(9)

Adam Noyes	2005	200,231	$47,500	—	20,000	—	8,286	(10)
Vice President, Purchasing	2004	180,730	95,000	—	25,000	—	6,978	(11)
and Operations Services	2003	137,548	87,500	—	20,000	—	13,797	(12)

Rich Turer	2005	155,000	$38,750	—	20,000	—	9,371	(13)
Vice President ,	2004	147,634	77,500	—	25,000	—	8,644	(14)
Marketing	2003	135,077	79,479	—	20,000	—	12,163	(15)

(1)	Mr. Plumley was appointed Senior Vice President and Chief Financial Officer of the Company on December 29, 2003.
(2)	Consisting of automobile allowance ($9,000), matching stock purchases ($8,907) term life insurance premiums ($1,290) and non covered medical expenses ($10,064).
(3)	Consisting of automobile allowance ($8,674), matching stock purchases ($2,891) and term life insurance premiums ($1,120).
(4)	Consisting of automobile allowance ($7,833), matching stock purchases ($6,772) and term life insurance premiums ($727).
(5)	Consisting of automobile allowance ($6,300) matching stock purchases ($7,110), term life insurance premiums ($1,340) and relocation expenses ($7,542).
(6)	Consisting of automobile allowance ($6,169), and term life insurance premiums ($943).
(7)	Consisting of automobile allowance ($6,300), matching stock purchases ($4,081) and term life insurance premiums ($630).
(8)	Consisting of automobile allowance ($5,965), matching stock purchases ($3,728) and term life insurance premiums ($549).
(9)	Consisting of automobile allowance ($3,725), matching stock purchases ($27,231) and term life insurance premiums ($748).
(10)	Consisting of automobile allowance ($6,300), matching stock purchases ($1,709) and term life insurance premiums ($277).
(11)	Consisting of automobile allowance ($5,516), matching stock purchases ($1,230) and term life insurance premiums ($232).
(12)	Consisting of automobile allowance ($5,463), matching stock purchases ($8,170) and term life insurance premiums ($164).
(13)	Consisting of automobile allowance ($6,300), matching stock purchases ($2,843) and term life insurance premiums ($228).
(14)	Consisting of automobile allowance ($5,878), matching stock purchases ($2,573) and term life insurance premiums ($193).
(15)	Consisting of automobile allowance ($3,477), matching stock purchases ($7,491) and term life insurance premiums ($162).

Employment Agreements

See Note 12(c) “Commitments and Contingencies- Employment Agreements” in Item 8, Financial Statements and Disclosures, in Part II of this Annual Report on Form 10-K.

Option Grants in Fiscal Year 2005

The following table sets forth information regarding options granted to the named executive officers during fiscal year 2005 pursuant to our stock option plans:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Percent of Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date		Potential Realizable Rates of Stock Price Appreciation for Option Term (1)
						5% ($)	10% ($)
Keith E. Sirois	50,000	15.27%	13.12	7/12/2015	(2)	412,555	1,045,495
S. Patric Plumley	30,000	9.16%	13.12	7/12/2015	(2)	247,533	627,297
Steven Cohen	20,000	6.11%	13.12	7/12/2015	(2)	165,022	418,198
Adam Noyes	20,000	6.11%	13.12	7/12/2015	(2)	165,022	418,198
Ron Levondosky	20,000	6.11%	13.12	7/12/2015	(2)	165,022	418,198
Rich Turer	20,000	6.11%	13.12	7/12/2015	(2)	165,022	418,198
Brian Doster	20,000	6.11%	13.12	7/12/2015	(2)	165,022	418,198

(1)	The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Exchange Act. We do not necessarily believe that these appreciation calculations are indications of annual future stock option values or that the price of our common stock will appreciate at such rates.
(2)	One third of these options will vest on July 12, 2006, 2007 and 2008, respectively.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year End Option Values

Set forth below is information with respect to our common stock options exercised by the named executive officers during fiscal year 2005 and the number and value of unexercised stock options held by such executives at the end of the fiscal year.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In - the - Money Options at FY-End ($) (1) Exercisable/Unexercisable
Keith E. Sirois	—	—	123,333 /106,667	783,615 /326,035
S. Patric Plumley	—	—	15,001 /49,999	71,655 /149,995
Steven Cohen	—	—	118,304 /43,333	941,170 /151,365
Adam Noyes	—	—	100,625 /43,333	749,242 /151,365
Rich Turer	—	—	88,667 / 43,333	605,520 /151,365

(1)	Based upon the difference between the exercise price and closing price of our common stock as reported on the NASDAQ National Market on January 3, 2006 of $14.93.

Compensation of Directors

Directors who are our employees receive no extra compensation for their services as directors. Directors who are not employees receive a director’s fee of $2,500 per quarter. In addition, these independent directors receive $2,500 for each board meeting ($5,000 in cases of in-person attendance), $1,000 for each committee meeting they attend, plus out-of-pocket expenses. Each non-employee director who is currently serving on the Company’s Board of Directors will be automatically granted a stock award annually, on the effective date of the 2004 Plan, of 10,000 shares of common stock; subject, however, to such restrictions as to vesting, forfeiture, resale or other terms and conditions as may be imposed by the Compensation Committee at the time of the award.

Employment Agreements

See Note 12(c), “Commitments and Contingencies - Employment Agreements,” in Item 8, Financial Statements and Disclosures, in Part II of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors is responsible for executive compensation decisions. During fiscal year 2005, the Committee was comprised of Messrs. Christensen, Sugarman and O’Hara. No member of this Committee was at any time during the 2005 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with the Company other than that which has been presented in Note 4 of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of January 2, 2006. All outstanding awards relate to our common stock. Shares awarded under all of the following plans may be from the Company’s treasury or may otherwise be acquired in the open market.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,580,755	$8.92	30,089	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,580,755	$8.92	30,089

(1)	Includes shares of common stock of the Company authorized for awards under the 2001 Stock Option Plan and includes no shares for the Company’s Employee Stock Purchase Plan, as these shares are purchased on the open market. For a summary of the terms of our stock option plans, see Note 10 of our consolidated financial statements, Item 8, Part II of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 2, 2006, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director and executive officer and, (c) all officers and directors as a group. We had 11,500,200 shares of common stock (net of treasury) outstanding as of March 2, 2006.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(3)
Bank of America Corporation(4)	1,055,244	9.18%
F&C Asset Management plc(5)	996,960	8.67%
Burt Sugarman(6)	890,318	7.55%
Peter C. O’Hara(7)	269,789	2.30%
Terry N. Christensen(8)	216,831	1.85%
Willie D. Davis(9)	199,156	1.72%
David Gotterer(10)	260,615	2.22%
Gary Lieberthal(11)	22,333	*
Steven M. Cohen(12)	121,206	1.04%
Adam Noyes(13)	102,769	*
Keith E. Sirois(14)	125,730	1.08%
Richard Turer(15)	94,007	*
Brian R. Doster(16)	90,989	*
S. Patric Plumley(17)	18,773	*
Ronald Levondosky(18)	31,895	*
All officers and directors as a group (13 persons)(19)	2,205,756	18.87%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated below, the address and business telephone number for each person and entity named in the table is: c/o Checkers Drive-In Restaurants, 4300 West Cypress Street, Suite 600, Tampa, Florida, 33607; telephone number: (813) 283-7000.

(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 2, 2006, upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 2, 2006 have been exercised.
(3)	Percentage calculation assumes owners’ derivative securities exercisable within 60 days after March 2, 2006 have been exercised.
(4)	In Amendment No. 7 to its Schedule 13G filed on February 8, 2006, Bank of America Corporation reported shared voting power as to 794,493 shares of Checkers’ common stock and shared dispositive power as to 1,055,244 shares. Also on Amendment No. 7 to the same Schedule 13G, NB Holdings Corporation reported shared voting power as to 794,493 shares of Checkers’ common stock and shared dispositive power as to 1,055,244 shares, Bank of America, NA reported sole and shared voting power as to 162,834 and 631 shares of Checkers’ common stock, respectively, and sole and shared dispositive power as to 176,757 and 878,402 shares, Bank of America Securities LLC, reported sole voting power as to 85 shares and sole dispositive power as to 85 shares, Columbia Management Group, LLC reported shared voting power as to 631,574 shares of Checkers’ common stock and shared dispositive power as to 877,243 shares and Columbia Management Advisors, LLC reported sole voting power as to 631,574 shares of Checkers’ common stock and sole dispositive power as to 877,243 shares. These entities listed their principal business address as 100 Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.
(5)	In the Schedule 13G filed on January 26, 2006, F&C Asset Management plc reported sole voting power as to 996,960 shares of Checkers’ common stock and sole dispositive power as to 996,960 shares and disclaimed beneficial ownership as to 996,960 shares. F&C Asset Management plc listed its principal business address as 80 George Street, Edinburgh EH2 3BU, United Kingdom.
(6)	Includes 286,271 shares subject to options held by Mr. Sugarman that are exercisable within 60 days after March 2, 2006. Includes 238,655 shares held by GIANT GROUP, LTD. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of, and may be deemed to control, GIANT GROUP, LTD. Mr. Sugarman disclaims beneficial ownership of the GIANT GROUP, LTD. shares.
(7)	Includes 205,002 shares subject to options held by Mr. O’Hara that are exercisable within 60 days after March 2, 2006.
(8)	Includes 192,324 shares subject to options held by Mr. Christensen that are exercisable within 60 days after March 2, 2006.
(9)	Includes 61,792 shares subject to options held by Mr. Davis that are exercisable within 60 days after March 2, 2006.
(10)	Includes 240,615 shares subject to options held by Mr. Gotterer that are exercisable within 60 days after March 2, 2006.
(11)	Includes 8,333 shares subject to options held by Mr. Lieberthal that are exercisable within 60 days after March 2, 2006.
(12)	Includes 118,304 shares subject to options held by Mr. Cohen that are exercisable within 60 days after March 2, 2006.
(13)	Includes 100,325 shares subject to options held by Mr. Noyes that are exercisable within 60 days after March 2, 2006.
(14)	Includes 123,333 shares subject to options held by Mr. Sirois that are exercisable within 60 days after March 2, 2006.
(15)	Includes 88,667 shares subject to options held by Mr. Turer that are exercisable within 60 days after March 2, 2006.
(16)	Includes 86,667 shares subject to options held by Mr. Doster that are exercisable within 60 days after March 2, 2006.
(17)	Includes 15,001 shares subject to options held by Mr. Plumley that are exercisable within 60 days after March 2, 2006.
(18)	Includes 30,334 shares subject to options held by Mr. Levondosky that are exercisable within 60 days after March 2, 2006.
(19)	Includes an aggregate of 1,557,268 shares subject to options held by officers and directors of Checkers that are exercisable within 60 days after March 2, 2006. Also includes 238,655 shares beneficially owned by GIANT GROUP, LTD. See Footnote (6) above.

Changes in Control

On February 16, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Taxi Holdings Corp., a Delaware corporation (“Parent”), and Taxi Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Wellspring Capital Management LLC, a private equity firm (“Wellspring”).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). In the Merger, each share of common stock of the Company, other than those held by the Company, Parent or their respective subsidiaries, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $15.00 per share in cash (the “Merger Consideration”). All outstanding options granted by the Company to acquire shares of its common stock, whether or not vested or exercisable, will be cancelled upon the effective time of the Merger and holders of such cancelled options will be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share for each share subject to the option.

Completion of the Merger is subject to customary closing conditions, including (i) approval by the holders of a majority of the Company’s outstanding shares of common stock, (ii) receipt of committed financing and (iii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parties currently expect that the Merger will be completed during the second fiscal quarter of 2006.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 22, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of the Company’s certain relationship and related transactions, see Note 4 of the Consolidated Financial Statements, Item 8 of Part II of this Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors, Grant Thornton LLP, were recommended and approved by the Company’s Audit Committee of the Board of Directors and approved by the Company’s Board of Directors on April 5, 2005. The opinions of KPMG LLP on the Company’s consolidated financial statements as of and for the years ended January 3, 2005 and December 29, 2003, and management’s assessment of internal control over financial reporting as of January 3, 2005 and the effectiveness of internal control over financial reporting as of January 3, 2005 were included in the Company’s annual report on Form 10-K.

The Audit Committee’s pre-approval of independent auditor fees and services policy requires pre-approval of all audit, audit-related, tax and other permissible non-audit services provided by our principal independent auditor on an annual basis and individual engagements as needed. The policy also requires additional approval of any engagements that were previously approved, but are anticipated to exceed pre-approved fee levels. The policy permits the Audit Committee Chairman to pre-approve principal independent auditor services where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting (provided that the Audit Committee Chairman must report to the full Audit Committee on any pre-approval determinations).

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended January 2, 2006 and the reviews of the financial statements included in the Company’s Form 10-Q’s for the 2005 fiscal year totaled $280,000. Fees for the audits of management’s assessment of internal control over financial reporting and of the effectiveness of internal control over financial reporting as of January 2, 2006 totaled $265,000.

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended January 3, 2005 and the reviews of the financial statements included in the Company’s Form 10-Q’s for the 2004 fiscal year totaled $433,000. Fees for the audits of management’s assessment of internal control over financial reporting and of the effectiveness of internal control over financial reporting as of January 3, 2005 totaled $708,500. All audit services and fees for the audit of the Company’s financial statements for fiscal years 2004 and 2003 were approved by the Audit Committee.

Audit Related Fees. There was $25,000 in professional fees billed by KPMG, LLP for the 2004 consent on the 2005 Form 10-K. There was $50,000 in fees billed for audit related professional services by KPMG LLP for statutory tax services in 2004.

Tax Fees. There was $116,000 in fees billed for audit related professional services by Grant Thornton LLP for statutory tax compliance services in 2005.

All Other Fees. There were no fees billed for services rendered by Grant Thornton LLP, other than for audit and tax services, described in the preceding three paragraphs, for fiscal 2005. There were no fees billed for services rendered by KPMG LLP, other than for audit, audit related and tax services, described in the preceding three paragraphs, for fiscal 2004. During 2004 the Company paid Grant Thornton LLP $243,000 for services relating to compliance with SOX Section 404 (internal controls).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.0	The following financial statements of the Registrant are included in Part II, Item 8:

Index to Consolidated Financial Statements:

Independent Registered Public Accounting Firms’ Reports

Consolidated Balance Sheets as of January 2, 2006 and January 3, 2005

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended January 2, 2006

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended January 2, 2006

Consolidated Statements of Cash Flow for each of the years in the three-year period ended January 2, 2006.

Notes to Consolidated Financial Statements

2.0	All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

3.0	The list of exhibits set forth in Item 15 (b) below is incorporated herein by reference.

(b) List of Exhibits

2.1	Agreement and Plan of Merger dated January 28, 1999 between the Company and Checkers Drive-In Restaurants, Inc. filed as exhibit 10.18 to the Company’s 1998 Form 10-K and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, as filed with the Commission as Exhibit 3 to the Company’s Form 10-Q for the quarter ended June 30, 1993, is hereby incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.3 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.4	Certificate of Merger of Domestic Corporations dated August 9, 1999, as filed with the Commission as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.5	Certificate of Amendment to Certificate of Incorporation of the Company dated August 9, 1999, as filed with the Commission as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

3.6	By-laws, as amended through February 16, 1995, of the Registrant, as filed with the Commission as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended March 27, 1995, is hereby incorporated herein by reference.

3.7	Certificate of Incorporation of Checkers of Puerto Rico, Inc. a wholly-owned subsidiary of the Registrant, dated March 17, 2000, as filed with the Commission as Exhibit 3.7 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.8	Certificate of Merger of Merger Acquisition Corporation 1, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.8 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.9	Certificate of Merger of ZDT Corporation, a wholly-owned subsidiary of the Registrant, dated June 8, 2000, as filed with the Commission as Exhibit 3.9 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.10	Certificate of Merger of Hampton Foods, Inc., a wholly-owned subsidiary of the Registrant, dated June 9, 2000, as filed with the Commission as Exhibit 3.10 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

3.11	By-Laws, Certificate of Incorporation and Articles of Incorporation of CheckerCo, Inc., a wholly-owned subsidiary of the Registrant, dated January 16, 2001, as filed with the Commission as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 26, 2001, and incorporated herein by reference.

3.12	Certificate of Merger of Rally’s Management, Inc., a wholly-owned subsidiary of the Registrant, dated December 28, 2001, is hereby incorporated herein by reference.

4.1	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of the Company’s total assets will be furnished to the Commission upon request.

10.1	Form of Indemnification Agreement between the Company and its directors and certain officers, as filed with the Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on September 26, 1991 (File No. 33-42996), is hereby incorporated herein by reference.

10.2	1991 Stock Option Plan of the Company, as amended on May 10, 1994, as filed with the Commission as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on June 15, 1994 (File No. 33-80236), is hereby incorporated herein by reference.

10.3	Amendment to 1991 Stock Option Plan, as filed with the Commission on page 18 of the Company’s proxy statement dated May 15, 1998 is incorporated herein by reference.

10.4	1994 Stock Option Plan for Non-Employee Directors, as filed with the Commission as Exhibit 10.32 to the Company’s form 10-K for the year ended January 2, 1995, is hereby incorporated by reference.

10.5	Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally’s Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

10.6	Checkers Drive-In Restaurants, Inc. Employee Stock Purchase Plan, as filed with the Commission as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended January 3, 2000, is hereby incorporated herein by reference.

10.7	Loan Agreement: Senior Credit Facility A between the Registrant and Textron Financial Corporation, dated June 15, 2000 as filed with the Commission as Exhibit 10.19 to the Registrant’s Form 10-Q for the quarter ended June 19, 2000, is hereby incorporated by reference.

10.9	Amended and restated 1994 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.14 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

10.10	Amended and restated 1991 Stock Option Plan, as amended and restated on September 15, 2000, as filed with the Commission as Exhibit 10.15 to Form 10-K for the year ended December 30, 2002, is hereby incorporated by reference.

10.12	2001 Stock Option Plan of the Company, as filed with the Commission as Appendix B to the Company’s Proxy dated August 6, 2001, is incorporated herein by reference.

10.13	Amended Employment Agreement, dated November 8, 2004 between the Registrant and Keith E. Sirois, is incorporated herein by reference.

**	10.14 Amended Employment Agreement, dated September 15, 2005 between the Company and Adam Noyes

10.15 Agreement and Plan of Merger dated February 16, 2006 by and among the Company and Taxi Holdings Corp., and Taxi Acquisition Corp. which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 22, 2006 is hereby incorporated by reference

21	Subsidiaries of the Company:

(a)	Rally’s of Ohio, Inc., an Ohio corporation.

(b)	CheckerCo, Inc., a Florida corporation.

(c)	Checkers of Puerto Rico, Inc., a Puerto Rican corporation.

**	23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton, LLP.

**	23.2 Consent of Independent Registered Public Accounting Firm - KPMG, LLP.

**       31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2006.

**       31.2    Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2006.

**       32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2006.

**       32.2    Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2006.

**	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 16, 2006.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ Keith E. Sirois
Keith E. Sirois
President, Chief Executive Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 16, 2006.

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