Form 10-K/A
period 2006-01-02
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2006-04-28
CIK 879554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Amendment No. 1 to the Annual Report on Form 10-K

For the year ended January 2, 2006

Explanatory Note

Checkers Drive-In Restaurants, Inc. (“Checkers”) is filing this amendment to Form 10-K (the “Amendment”) for the fiscal year ended January 2, 2006, as filed with the Securities and Exchange Commission on March 17, 2006 (the “Original Filing”). The purpose of filing this Amendment is solely to correct certain typographical errors. This Amendment does not update any disclosures to reflect developments since the date of the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are required to include in this Amendment each Item, as amended, in its entirety.

We are amending Item 8, Financial Statements and Supplementary Data, to correct a typographical error contained in the Report of Independent Registered Public Accounting Firm issued by KPMG LLP. The original report referred to the inclusion of an audited balance sheet for the year ended December 29, 2003. Since an audited balance sheet for the year ended December 29, 2003 is not included in the Original Filing, KPMG LLP has modified its report accordingly. We have included the modified report in this Amendment.

We are amending Item 10, Directors and Executive Officers of the Registrant, to correct a typographical error in the biography of Adam Noyes and Ron Levondosky by changing the word “formally” to “formerly.”

We are amending Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, to correct a typographical error (i) in footnote 4 by changing the sentence that reads, in pertinent part, “Bank of America, NA reported sole and shared voting power as to 162,834 and 631 shares of Checkers’ common stock, respectively,” to read “Bank of America, NA reported sole and shared voting power as to 162,834 and 631,574 shares of Checkers’ common stock, respectively” and (ii) in footnote 5 by deleting in its entirety the phrase “and disclaimed beneficial ownership as to 996,906 shares”.

Exhibit 23.1, Consent of Independent Registered Public Accounting Firm—Grant Thornton, LLP, was amended to correct a typographical error with respect to the execution date, which was inadvertently dated March 16, 2006 rather than March 14, 2006.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as a result of this Amendment, the certifications filed pursuant to the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

As such, we have filed the following exhibits herewith:

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton, LLP.

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 25, 2006.

31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 25, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 25, 2006.

32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 25, 2006.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Checkers Drive-In Restaurants, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP

Tampa, Florida

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Checkers Drive-In Restaurants, Inc.:

We have audited the accompanying consolidated balance sheet of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Checkers Drive-In Restaurants, Inc. and subsidiaries as of January 3, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Orlando, Florida

April 4, 2005

Certified Public Accountants

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

ADAM NOYES (36) has served as Senior Vice President of Purchasing and Operations Services since March 2006. He was formerly the Vice President of Operations and Purchasing from August 2000 to March 2006. He served as Vice President of Purchasing and Quality Assurance from October 1998 to August 2000. He was Senior Director of Purchasing from May 1998 to September 1998 and Director of Purchasing from June 1996 to April 1998. Prior to this, Mr. Noyes served Checkers in the capacity of restaurant support services from April 1991 to May 1996.

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

RON LEVONDOSKY (51) is our Senior Vice President of Operations as of March 2006. He was formerly the Vice President of Franchise Operations from May 2003 to March 2006. Prior to that, he was a Senior Franchise Business Consultant upon joining the Company on June 4, 2001. Prior to Checkers, Mr. Levondosky was an Area Director of Operations with Labor Ready, Inc. from May of 2000 through May of 2001 and the Vice President of Operations with Hot ‘n Now LLC from October of 1994 through April of 2000.

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

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(3)
Bank of America Corporation(4)	1,055,244	9.18%
F&C Asset Management plc(5)	996,960	8.67%
Burt Sugarman(6)	890,318	7.55%
Peter C. O’Hara(7)	269,789	2.30%
Terry N. Christensen(8)	216,831	1.85%
Willie D. Davis(9)	199,156	1.72%
David Gotterer(10)	260,615	2.22%
Gary Lieberthal(11)	22,333	*
Steven M. Cohen(12)	121,206	1.04%
Adam Noyes(13)	102,769	*
Keith E. Sirois(14)	125,730	1.08%
Richard Turer(15)	94,007	*
Brian R. Doster(16)	90,989	*
S. Patric Plumley(17)	18,773	*
Ronald Levondosky(18)	31,895	*
All officers and directors as a group (13 persons)(19)	2,205,756	18.87%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated below, the address and business telephone number for each person and entity named in the table is: c/o Checkers Drive-In Restaurants, 4300 West Cypress Street, Suite 600, Tampa, Florida, 33607; telephone number: (813) 283-7000.

(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days after March 2, 2006, upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 2, 2006 have been exercised.
(3)	Percentage calculation assumes owners’ derivative securities exercisable within 60 days after March 2, 2006 have been exercised.
(4)	In Amendment No. 7 to its Schedule 13G filed on February 8, 2006, Bank of America Corporation reported shared voting power as to 794,493 shares of Checkers’ common stock and shared dispositive power as to 1,055,244 shares. Also on Amendment No. 7 to the same Schedule 13G, NB Holdings Corporation reported shared voting power as to 794,493 shares of Checkers’ common stock and shared dispositive power as 1,055,244 shares, Bank of America, NA reported sole and shared voting power as to 162,834 and 631,574 shares of Checkers’ common stock, respectively, and sole and shared dispositive power as to 176,757 and 878,402 shares, respectively, Bank of America Securities LLC reported sole voting power as to 85 shares and sole dispositive power as to 85 shares, Columbia Management Group, LLC reported shared voting power as to 631,574 shares of Checkers’ common stock and shared dispositive power as to 877,243 shares and Columbia Management Advisors, LLC reported sole voting power as to 631,574 shares of Checkers’ common stock and sole dispositive power as to 877,243 shares. These entities listed their principal business address as 100 Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.
(5)	In the Schedule 13G filed on January 26, 2006, F&C Asset Management plc reported sole voting power as to 996,960 shares of Checkers’ common stock and sole dispositive power as to 996,960 shares. F&C Asset Management plc listed its principal business address as 80 George Street, Edinburgh EH2 3BU, United Kingdom.
(6)	Includes 286,271 shares subject to options held by Mr. Sugarman that are exercisable within 60 days after March 2, 2006. Includes 238,655 shares held by GIANT GROUP, LTD. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of, and may be deemed to control, GIANT GROUP, LTD. Mr. Sugarman disclaims beneficial ownership of the GIANT GROUP, LTD. shares.
(7)	Includes 205,002 shares subject to options held by Mr. O’Hara that are exercisable within 60 days after March 2, 2006.
(8)	Includes 192,324 shares subject to options held by Mr. Christensen that are exercisable within 60 days after March 2, 2006.
(9)	Includes 61,792 shares subject to options held by Mr. Davis that are exercisable within 60 days after March 2, 2006.
(10)	Includes 240,615 shares subject to options held by Mr. Gotterer that are exercisable within 60 days after March 2, 2006.
(11)	Includes 8,333 shares subject to options held by Mr. Lieberthal that are exercisable within 60 days after March 2, 2006.
(12)	Includes 118,304 shares subject to options held by Mr. Cohen that are exercisable within 60 days after March 2, 2006.
(13)	Includes 100,325 shares subject to options held by Mr. Noyes that are exercisable within 60 days after March 2, 2006.
(14)	Includes 123,333 shares subject to options held by Mr. Sirois that are exercisable within 60 days after March 2, 2006.
(15)	Includes 88,667 shares subject to options held by Mr. Turer that are exercisable within 60 days after March 2, 2006.
(16)	Includes 86,667 shares subject to options held by Mr. Doster that are exercisable within 60 days after March 2, 2006.
(17)	Includes 15,001 shares subject to options held by Mr. Plumley that are exercisable within 60 days after March 2, 2006.
(18)	Includes 30,334 shares subject to options held by Mr. Levondosky that are exercisable within 60 days after March 2, 2006.
(19)	Includes an aggregate of 1,557,268 shares subject to options held by officers and directors of Checkers that are exercisable within 60 days after March 2, 2006. Also includes 238,655 shares beneficially owned by GIANT GROUP, LTD. See Footnote (6) above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 25, 2006.

CHECKERS DRIVE-IN RESTAURANTS, INC.

By:	/s/ Keith E. Sirois
Keith E. Sirois
President, Chief Executive Officer and Director