Form 10-Q
period 2006-03-27
CHECKERS DRIVE IN RESTAURANTS INC /DE
filed 2006-05-08
CIK 879554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 1-19649

Checkers Drive-In Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-1654960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4300 W. Cypress St., Suite 600, Tampa, FL (Address of principal executive offices)	33607 (Zip Code)

(813) 283-7000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

11,501,200 shares of Common Stock as of May 1, 2006

ITEM 1. FINANCIAL STATEMENTS

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(UNAUDITED)

	March 27, 2006	January 2, 2006
Current Assets:
Cash and cash equivalents	$13,974	$15,104
Accounts, notes and leases receivable, net	2,635	3,790
Inventory	1,121	1,021
Prepaid rent	1,816	1,351
Deferred income tax assets	3,887	3,976
Property and equipment held for sale	1,801	1,553
Other current assets	1,451	439

Total current assets	26,685	27,234
Restricted cash	4,245	4,245
Property and equipment, net	58,373	55,125
Notes receivable, net—less current portion	5,892	6,221
Leases receivable, net—less current portion	3,978	4,179
Intangible assets, net	23,701	23,739
Deferred income tax assets	7,155	8,070
Other assets	953	984

Total assets	$130,982	$129,797

Current Liabilities:
Current maturities of long-term debt and obligations under capital leases	$1,892	$1,868
Accounts payable	4,199	4,854
Current portion of reserves for restaurant relocations and abandoned sites	424	444
Accrued wages and benefits	2,878	2,193
Current portion of accrued self insurance	1,260	1,123
Accrued liabilities	4,263	4,337

Total current liabilities	14,916	14,819
Long-term debt, less current maturities	14,767	15,059
Obligations under capital leases, less current maturities	3,520	3,618
Reserves for restaurant relocations and abandoned sites, less current portion	1,654	1,766
Deferred revenue	4,730	4,897
Accrued self insurance, net of current portion	2,229	2,229
Other long-term liabilities	1,117	1,100

Total liabilities	42,933	43,488
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 2,000,000 shares, none issued at March 27, 2006 and January 2, 2006	—	—
Common stock, $.001 par value, authorized 175,000,000 shares, issued 13,286,100 at March 27, 2006 and 13,283,678 at January 2, 2006	13	13
Additional paid-in capital	154,503	154,190
Accumulated deficit	(48,495)	(49,922)

	106,021	104,281
Less: Treasury stock, 1,785,900 shares at March 27, 2006 and 1,785,900 shares at January 2, 2006, at cost	(17,972)	(17,972)

Total stockholders’ equity	88,049	86,309

	$130,982	$129,797

See accompanying notes to the consolidated financial statements

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

(UNAUDITED)

	Quarter Ended
	March 27, 2006	March 28, 2005
Revenues:
Restaurant sales	$40,803	$40,421
Franchise royalty revenue	4,018	3,934
Franchise fees and other income	16	38

Total revenues	44,837	44,393

Costs and Expenses:
Restaurant food and paper costs	13,097	12,825
Restaurant labor costs	12,426	11,725
Restaurant occupancy expenses	2,712	2,222
Restaurant depreciation and amortization	2,018	1,703
Other restaurant operating expenses	5,259	4,957
General and administrative expenses	3,907	3,820
Advertising	2,371	2,562
Other depreciation and amortization	182	226
Impairment of long-lived assets	347	—
Restaurant retirement costs, net	86	(102)
(Gain) loss on sale of assets, net	(69)	167

Total costs and expenses	42,336	40,105

Operating income	2,501	4,288
Other Income (Expense):
Interest income	369	289
Interest expense	(465)	(503)

Income before income tax expense	2,405	4,074
Income tax expense	978	1,557

Net income	$1,427	$2,517

Basic net earnings per share	$0.12	$0.23

Diluted net earnings per share	$0.11	$0.21

Weighted average number of common shares outstanding:
Basic	11,500	11,108
Diluted	12,547	12,266

See accompanying notes to the consolidated financial statements.

CHECKERS DRIVE-IN RESTAURANTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Quarter Ended
	March 27, 2006	March 28, 2005
Cash flows from operating activities:
Net income	$1,427	$2,517
Adjustments to reconcile net income to cash provided by operating activities:
Deferred tax expense	937	1,490
Depreciation and amortization	2,200	1,929
Amortization of deferred loan costs	31	47
Impairment of long-lived assets	347	—
Non-cash compensation	276	—
(Gain) loss on sale of assets	(69)	167
Change in assets and liabilities:
Decrease in receivables	1,036	849
Increase in inventory	(49)	(47)
Increase in prepaid expenses and other current assets	(1,477)	(1,292)
Decrease in accounts payable	(655)	(370)
Increase, (decrease) in accrued liabilities	761	(1,541)

Net cash provided by operating activities	4,765	3,749

Cash flows from investing activities:
Capital expenditures	(2,958)	(2,215)
Acquisitions of restaurants and equity interests	(3,124)	—
Insurance proceeds from involuntary conversion of assets	500	—
Proceeds from sale of property and equipment	42	7

Net cash used in investing activities	(5,540)	(2,208)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(392)	(531)
Increase in restricted cash	—	(452)
Proceeds from exercise of stock options and warrants	37	313

Net cash used in financing activities	(355)	(670)

Net increase (decrease) in cash	(1,130)	871
Cash at beginning of period	15,104	7,075

Cash at end of period	$13,974	$7,946

Supplemental disclosures of cash flow information:
Interest paid	$437	$376
Income taxes paid	$43	$81
Supplemental disclosure of non-cash item:
Note issued to purchaser of assets	$—	$850

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

The operating results for the first quarter ended March 27, 2006, are not necessarily an indication of the results that may be expected for the fiscal year ending January 1, 2007. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2006. Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s January 2, 2006 consolidated financial statements.

(b) Purpose and Organization—Our principal business is the operation and franchising of Checkers® and Rally’s Hamburgers® (“Rally’s”) restaurants. At March 27, 2006, there were 361 Rally’s restaurants operating in 16 different states and there were 444 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Eleven states have both Checkers and Rally’s restaurants. Of the 805 total restaurants, 212 are owned by the Company and 593 are owned by franchisees. At March 27, 2006, three Company-operated restaurants remained temporarily closed as a result of the effects of Hurricane Katrina.

Our restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. Checkers commenced operations in April 1986 and began offering franchises in January 1987. Rally’s opened its first restaurant in January 1985 and began offering franchises in November 1986.

(c) Stock-based Compensation—On January 3, 2006, we adopted the provisions of Statement 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which revises Statement 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, we did not recognize compensation expense in our statement of operations for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we did record compensation expense related to restricted stock units based on the market value of our stock at the date of grant. As required by Statement 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

We have elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after January 2, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 2, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

Our pre-tax compensation cost for stock-based employee compensation was $276,000 and $200,000 (pro forma) for the first quarter of fiscal 2006 and 2005, respectively. No tax benefits were recognized for these costs as the expense is considered a permanent difference of purposes for calculating the income tax provision. As a result of the adoption of SFAS 123(R), our financial results were lower than our previous accounting method for share-based compensation by the following amounts:

Quarter Ended
(Dollars in thousands, except per share amounts)	March 27, 2006
Earnings from continuing operations before income taxes	$276
Net earnings	$276
Basic net earnings per common share	$0.01
Diluted net earnings per common share	$0.01

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the quarter ended March 28, 2005:

(Dollars in thousands, except per share amounts)
Quarter Ended
March 28, 2005
Net income, as reported	$2,517
Deduct: Additional stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(200)

Pro forma net income	$2,317

Earnings per share:
Basic—as reported	0.23
Basic—pro forma	0.21

Diluted—as reported	0.21
Diluted—pro forma	0.19

For the pro forma disclosure, the Company accrued compensation costs as if all instruments granted are expected to vest. The effect of actual forfeitures was recognized as they occurred. A dividend yield of zero percent was used for all periods based on the Company’s history of no dividend payments. No options were granted during the period ended March 27, 2006.

Stock option plans

We have one stock option plan with shares available for grant at March 27, 2006 as follows:

Plan	2001
Minimum exercise price as a percentage of fair market value at date of grant	100%

Plan termination date	September 25, 2011

Shares available for grant at March 27, 2006	32,589

Option grants under the plan have a contractual life of ten years. Option grants may vest and be exercisable immediately as of the date of the grant and all options will expire after ten years from the date granted. We recognize compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 27, 2006:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Outstanding at beginning of period	2,581	$8.91	6.5
Granted	0	0	0
Exercised	(3)	$10.75	6.3
Forfeited	(3)	$13.12	6.3
Expired	0	0	0
Outstanding at end of period	2,575	$8.91	6.3
Vested or expected to vest at end of period	2,575	$8.91	6.3
Exercisable at end of period	1,906	$7.97	6.3

No share options were granted during the first quarter of fiscal 2006 or 2005.

Employee stock purchase plan

On August 5, 1999, the Company’s shareholders approved an employee stock purchase plan (“Stock Purchase Plan”). The Stock Purchase Plan offers eligible employees the opportunity to purchase common shares of the Company through voluntary regular payroll deductions. The Company will make matching contributions to the Stock Purchase Plan relating to the employees contributions made the previous year, and which have remained in the Stock Purchase Plan for the full year. The Company will make a matching contribution equal to one-half of the contributions by officers and employee-directors of the Company and one-third of contributions by those employees who are not officers or employee-directors subject to certain limitations. Any employee contributions, and any of the Company’s matching contributions for that employee, are delivered to the broker administering the Stock Purchase Plan and the broker opens individual accounts for the participants. The broker utilizes the employee’s voluntary contributions, and any matching contributions by the Company, to purchase the Company’s stock at prevailing market rates. The Company made $30,300 in matching contributions for the quarter ended March 27, 2006 for employee contributions made for the same period in 2005.

Other information

As of March 27, 2006, we have $1,900,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plan, which we expect to recognize over a weighted-average period of 2.3 years.

We received cash from options exercised during the first quarter of fiscal years 2006 and 2005 of $37,000 and $313,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

(d) Advertising Costs—The Company expenses advertising costs as incurred. To the extent we participate in independent advertising cooperatives, we expense our contributions as incurred.

(e) Use of Estimates—The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Leases Receivable

As a result of the sale of Company-owned restaurants in 1999 and 2000, we have recorded capital leases receivable for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital leases receivable as of March 27, 2006 was $4.3 million. As of March 27, 2006, we have deferred gains of $2.6 million from these sales since we continue to be responsible for the payment of these obligations to the original lessors and mortgagors. The gains are being recognized over the life of the related capital leases. The deferred gains relating to these sales are included in the consolidated balance sheet on March 27, 2006, under the captions “Accrued liabilities” and “Deferred revenue” for $0.3 million and $2.3 million, respectively.

We have subleased the property associated with the sale of Company-owned restaurants under operating leases. The revenue from these subleases is offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income totaled $1.5 million and $1.1 million for the quarters ended March 27, 2006 and March 28, 2005, respectively.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed annual impairment reviews on January 3, 2005 and January 2, 2006. Based on these reviews, no adjustment was required. We do not believe circumstances have changed since the January 2, 2006 review date which would make it necessary to reassess their values. We will continue our annual evaluation, unless circumstances call for us to perform an evaluation prior to our next fiscal year-end.

Intangible assets consist of the following:

	March 27, 2006	Jan. 2, 2006
	(Dollars in thousands)
Goodwill	$3,975	$3,975
Reacquired franchise rights	591	591
Tradename	17,548	17,548
Amortizable intangible assets	1,587	1,625

Intangible assets, net	$23,701	$23,739

Amortizable intangible assets:

	March 27, 2006			January 2, 2006			Estimated Lives
	Gross Amount	Accum Amort	Net	Gross Amount	Accum Amort	Net
Franchise Incentive	$1,182	$(440)	$742	$1,182	$(421)	$761	25 years
Other intangibles	3,009	(2,164)	845	3,009	(2,145)	864	25 years

	$4,191	$(2,604)	$1,587	$4,191	$(2,566)	$1,625

Amortization of amortizable intangible assets, for each of the next five fiscal years is as follows:

Total
2006	$163
2007	163
2008	163
2009	163
2010	163

Note 4: Long-Term Debt and Obligations under Capital Leases

Long-term debt and obligations under capital leases consist of the following:

(Dollars in thousands)

	March 27, 2006	January 2, 2006
Note payable (Loan A) to GE Capital Franchise Finance Corporation payable in 120 monthly installments, maturing July 1, 2010, including interest at LIBOR plus 3.7% (8.3% at March 27, 2006) secured by property and equipment.	$4,158	$4,295
Mortgages payable to GE Capital Franchise Finance Corporation secured by 33 Company-owned restaurants, payable in 240 aggregate monthly installments of $133, maturing January 1, 2019, including interest at 9.5%.	11,079	11,191
Line of credit payable to US Bancorp secured by two Company-owned restaurants, payable in 84 aggregate monthly installments of $18, maturing January 1, 2012, including interest at 2.2% plus the 7 year swap rate (6.7% at March 27, 2006).	992	1,028
Note payable to Coca-Cola, USA, payable in 25 monthly installments maturing March 14, 2008, with interest at 6.4% secured by equipment.	26	—
Obligations under capital leases, maturing at various dates through December 1, 2019, secured by property and equipment, bearing interest ranging from 7.3% to 10%. The leases are payable in monthly principal and interest installments averaging $28.	2,270	2,297
Obligations under capital leases, maturing at various dates through January 1, 2016, secured by property and equipment, bearing interest ranging from 10.0% to 16.4%. The leases are payable in monthly principal and interest installments averaging $44.	1,654	1,734

Total long-term debt and obligations under capital leases	20,179	20,545
Less current installments	(1,892)	(1,868)

Long-term debt, less current maturities	$18,287	$18,677

Although we continue to be obligated, $4.3 million of the mortgage and capital lease obligations noted above pass directly through to franchisees. (See Note 2)

Note 5: Accounting Charges and Loss Provisions

Restaurant Impairment Charges

Restaurant impairment charges represent estimates of the impact of management decisions, which have been made at various points in time, in response to the Company’s sales and profit performance and the then current revenue and profit strategies. The Company recorded $0.3 million in impairment charges for the quarter ended March 27, 2006. These charges related to impairment of one restaurant based on the review of their current and projected operating results. There were no impairment charges for the first quarter of 2005.

Restaurant Retirement Charges

As of the quarter ended March 27, 2006, we had reserves of $2.1 million relating to restaurant relocations and abandoned sites. These reserves represent management’s estimate of expenses associated with the related operating leases. These reserves are reviewed and adjusted periodically, as more information becomes available related to our ability to sublease or assign the lease and other negotiations with the landlord. Through the quarter ended March 27, 2006, the Company made lease and other payments of $0.1 million against this reserve.

Note 6: Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets must be evaluated for realizability and, if necessary, reduced by a valuation allowance. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income in future years. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

Income tax expense of $1.0 million for the quarter ended March 27, 2006 is based on the effective federal and state tax rate of 40.7% expected to be applicable for fiscal year 2006. Although management is recording tax expense at an estimated effective tax rate of 40.7%, we expect tax payments for 2006 to be partially offset by federal and state net operating losses from prior years.

Note 7: Impact of Hurricane Katrina

During the last week of August 2005, restaurants in Florida, Louisiana, Mississippi and Alabama were affected by Hurricane Katrina. Thirty-five Company-owned restaurants and 33 franchised locations experienced closings as the hurricane approached and passed through these states. Most of the restaurants impacted by this hurricane suffered only minimal damage and have reopened. Of the one franchise and seven Company-owned restaurants closed as of March 16, 2006, the date of our last filing, the franchise restaurant has reopened, three Company-owned restaurants (all in the New Orleans market) will reopen and the four remaining restaurants will be replaced in other markets. The three restaurants expected to reopen in New Orleans had sales in the first quarter of 2005 of $1.5 million. The overall increase in same-store sales for the open stores in this market was 40.4% for the first quarter of 2006. The Company has property and business interruption insurance coverage for these sites and records insurance recoveries when property losses become known and insurance recoveries are probable. Insurance recoveries for business interruption claims are recognized when all contingencies associated with those claims are resolved. The assets related to four sites, deemed a total loss in New Orleans, were disposed of in the fourth quarter of 2005. The Company recorded a loss for an insurance deductible of $300,000 in “Loss on Sale of Assets” and received insurance proceeds of $1.0 million for property damage related to Hurricane Katrina during the year ended January 2, 2006. An additional $0.5 million in insurance proceeds was received during the quarter ended March 27, 2006.

The Company has repaired buildings and replaced equipment as expeditiously as possible. Training and human resource personnel were deployed to recruit and train crew and restaurant management. The Company believes the regional limitations to employ staff and reopen the impacted restaurants will continue to affect our results of operations during 2006. Earnings for the remainder of 2006 will also be impacted by the timing and amount of insurance recoveries.

Note 8: Acquisitions

On February 28, 2006, the Company acquired five franchise-owned restaurants located in the Daytona, Florida market. The purchase price for the restaurants totaled $2.2 million in cash paid and liabilities assumed. The assets purchased were five franchisee-owned restaurants, one of which included land and four of which were leased locations which were assigned to the Company. The purchased assets also included food inventory, paper goods, equipment and the five modular buildings associated with these locations.

On February 28, 2006, the Company acquired seven franchisee-owned restaurants located in the Tallahassee, Florida market. The purchase price for the restaurants, including land on which two are located, totaled $1.1 million in cash paid and liabilities assumed. The assets purchased include seven franchisee-owned restaurants, two of which included land including one which subsequently closed, and five of which were leased locations that were assigned to the Company. The purchased assets also included food inventory, paper products, equipment and the seven buildings associated with these locations.

Note 9: Subsequent Events

On April 5, 2006, the Company entered into a Letter Agreement (the “Agreement”) with William J. Hoffman of Trigild International, Inc. as receiver (“Receiver”) appointed with respect to the Assets (as defined below) by order of the United States District Court for the Southern District of New York (the “Court”), and Wells Fargo Bank, National Association, as Special Servicer for LaSalle Bank National Association, as Indenture Trustee for the Holders of the MSDWMC Owner Trust 2000 F-1 Notes, Participating Interests and Owner Trust Certificates (“Lender”).

Pursuant to the terms of the Agreement, the Company will purchase certain assets from Lender which is currently held by Lender as collateral to secure certain loan obligations owed to Lender by Titan Holdings, LLC (“Titan”). The assets being purchased include, without limitation, 62 restaurants (the “restaurants”) previously operated by Titan under three separate franchise agreements with the Company, as well as inventory, cash, insurance proceeds and real property (collectively, the “Assets”), as more specifically set forth in the Agreement.

The purchase price for the assets includes $5.3 million in cash, or otherwise immediately available funds, and receivables, payable on the Closing Date (as defined below). Pursuant to the terms of the Agreement, the closing will occur on the business day immediately following the entry of an order of the Court approving the transaction, or such other date as directed by the order to allow for the completion of the transaction in the manner set forth in the Agreement (the “Closing Date”). The Company has granted the Receiver a limited license to operate the restaurants as “Checkers” restaurants and a limited license to occupy any leasehold sites where restaurants are located (the “Leasehold Sites”) until the earlier to occur of (i) the Closing Date; (ii) such date as the Receivership has been determined and/or adjudicated as finally terminated by the Court; (iii) a breach by the Receiver of his obligations related to the operation of the restaurants not remedied or corrected within seven days of written notice thereof to Receiver and Lender; or (iv) six months following the date of the Letter Agreement.

During this period, the Receiver has agreed to continue to operate the restaurants generally in accordance with all standards, policies and procedures reasonably required by the Company and to pay the franchise royalties and advertising contributions in connection with the operation of the restaurants as “Checkers” restaurants. Under the terms of the Agreement, the Receiver will also pay an amount equal to the pro-rated rent due for the Leasehold Sites on a pass-through basis. The Receiver has agreed not to close the restaurants without reasonable prior written notice to the Company and to Lender, and, in the event of any such notice, the parties have agreed to reasonably cooperate to transfer the operations to the Company in such a manner as to keep the restaurants open.

On the Closing Date, the Company and Lender will execute mutual releases of one another, except with respect to each party’s obligations under the Agreement, and will each execute a release of the Receiver with respect to the Assets sold and the Receiver’s operation of the Assets through the Closing Date, such releases to be in form and substance satisfactory to the Company and Lender. In addition, on the Closing Date, the Company and Lender will execute an agreement regarding Lender’s waiver of certain limitations on the Company’s right to file and pursue enforcement action of certain claims against Titan and its principals, which claims are subordinate to Lender.

As of March 27, 2006, the Company had receivables associated with Titan including $2.7 million of accounts and notes receivable and $2.6 million of capital lease receivables. The Company also has $1.3 million in “Deferred revenue” associated with the sale of the then Company-operated restaurants to Titan on March 30, 2000. The Company did not maintain a reserve for the uncollected net asset balance of $4.0 million because the full value of these receivables is expected to be recovered in connection with a planned reacquisition of these operating locations. $0.3 million of the amounts outstanding have been collected since the balance sheet date.

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

At March 27, 2006, there were 361 Rally’s restaurants operating in 16 different states and 444 Checkers restaurants operating in 20 different states, the District of Columbia, Mexico and the West Bank. Of the 805 total restaurants, 212 are owned by the Company and 593 are owned by franchisees. Eleven states have both Checkers and Rally’s restaurants. At March 27, 2006, three Company-operated restaurants remained temporarily closed as a result of the effects of Hurricane Katrina.

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

Restaurants Operating in the System

For the Quarters Ended

	June 14. 2004	Sept. 6, 2004	Jan. 3, 2005	March 28, 2005	June 20, 2005	Sept. 12, 2005	Jan. 2, 2006	March 27, 2006
Company-operated:
Beginning of quarter	222	221	210	207	205	206	203	200
Openings/transfers in	7	2	1	1	2	1	2	12
Closings/transfers out	(8)	(13)	(4)	(3)	(1)	(4)	(5)	—

End of quarter	221	210	207	205	206	203	200	212

Franchise:
Beginning of quarter	565	566	581	581	587	585	590	604
Openings/transfers in	10	15	5	7	5	7	18	1
Closings/transfers out	(9)	—	(5)	(1)	(7)	(2)	(4)	(12)

End of quarter	566	581	581	587	585	590	604	593

	787	791	788	792	791	793	804	805

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes,” “expects,” “will,” “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

(i)	The fact that we compete with numerous well established competitors who have substantially greater financial resources and longer operating histories than us, which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion. While this competition is already intense, if it increases, it could have an even greater adverse impact on revenues and profitability of Company-owned and franchise restaurants.

(ii)	The fact that we anticipate the need to continue the improvement in same-store sales if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our advertising and promotion efforts and the success of other operating and training initiatives, all of which are speculative.

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer eating habits; consumer perceptions of food safety; consumer acceptance of new products; consumer purchase frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; economic downturns, franchisee performance, an inadequate number of available hourly paid employees; and/or decreases in the availability of affordable capital resources; development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations including the Sarbanes-Oxley Act of 2002; continued NASDAQ listing; weather conditions; construction schedules, results of existing and future litigation and other factors referenced in the Company’s Annual Report filed on Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” and Item 8 “Financial Statements and Supplementary Data” under footnote 12 (d) “Commitments and Contingencies—Litigation”.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company’s consolidated statements of income for the periods indicated:

	Quarter Ended
	March 27, 2006	March 28, 2005
REVENUES:
Restaurant sales	91.0%	91.1%
Franchise royalty revenue	9.0%	8.9%
Franchise fees and other income	0.0%	0.0%

Total revenues	100.0%	100.0%
COSTS AND EXPENSES:
Restaurant food and paper costs (1)	32.1%	31.7%
Restaurant labor costs (1)	30.5%	29.0%
Restaurant occupancy expenses (1)	6.6%	5.5%
Restaurant depreciation and amortization (1)	4.9%	4.2%
Other restaurant operating expenses (1)	12.9%	12.3%
General and administrative expenses	8.7%	8.6%
Advertising (1)	5.8%	6.3%
Other depreciation and amortization	0.4%	0.5%
Impairment of long-lived assets	0.8%	0.0%
Restaurant retirement costs	0.2%	(0.2%)
(Gain) loss on sale of assets	(0.2%)	0.4%

Total costs & expenses	94.4%	90.3%

Operating income	5.6%	9.7%
OTHER INCOME (EXPENSE):
Interest income	0.8%	0.7%
Interest expense	(1.0%)	(1.1%)

Income before income tax expense	5.4%	9.2%
Income tax expense	2.2%	3.5%

Net income	3.2%	5.7%

(1)	As a percentage of restaurant sales

Comparison of Historical Results—Quarter Ended March 27, 2006 and Quarter Ended March 28, 2005

Total Revenues

Total revenues, which consist of restaurant sales and franchise royalty and fee income, were $44.8 million for the quarter ended March 27, 2006, as compared to $44.4 million for the quarter ended March 28, 2005.

Restaurant Sales

Company-owned restaurant sales increased by $0.4 million, for the quarter ended March 27, 2006, to $40.8 million compared to $40.4 million for the same quarter last year. The increase in sales was attributed to the acquisition of 11 restaurants as well as a same-store sales increase of 3.0%, net of seven closings and six restaurants sold to franchisees since the first quarter of 2005.

Franchise Royalty Revenue

Franchise royalties increased by $0.1 million in the first quarter of 2006 to $4.0 million. Since March 28, 2005, a net increase of six franchise restaurant locations contributed to the increase in franchise royalty revenue. The increase in restaurants was partially offset by a decrease in year-over-year same-store sales of 1.6%.

Restaurant Food and Paper Costs

Restaurant food and paper costs were $13.1 million or 32.1% of restaurant sales, for the quarter ended March 27, 2006, compared with $12.8 million or 31.7% of restaurant sales in the first quarter of 2005. The increase in these costs, as a percentage of restaurant sales, was due to a change in promotions and the resulting menu mix. In addition, there was a decrease in rebates received over the prior year as a result of decreased soft drink syrup volume.

Restaurant Labor Costs

Restaurant labor costs, which include restaurant employees’ salaries, wages, benefits, workers’ compensation costs, bonuses and related taxes, totaled $12.4 million or 30.5% of restaurant sales, for the quarter ended March 27, 2006, compared with $11.7 million or 29.0%, for the quarter ended March 28, 2005. The increase in restaurant labor costs, as a percentage of restaurant sales, compared to the prior year, was due to premium wages paid to employees in markets affected by hurricanes, the minimum wage increase in the state of Florida, as well as the acquisition of 11 Florida restaurants at the end of the first quarter of 2006.

Restaurant Occupancy Expense

Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance, was $2.7 million or 6.6% of restaurant sales in the first quarter of 2006 compared with $2.2 million or 5.5% of restaurant sales, for the quarter ended March 28, 2005. The net increase in occupancy expense for the quarter is attributed to a prior year benefit in general liability, an increase in net rent expense and an increase in property taxes. The increase in rent expense is attributed to lease renewals and acquisitions of restaurants in Tallahassee where occupancy expenses are higher than the Company’s average.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization totaled $2.0 million or 4.9% of restaurant sales for the first quarter of 2006 compared to $1.7 million or 4.2% for the same quarter of 2005. The increase in depreciation is due to capital additions of $10.9 million placed into service in fiscal 2005 and $6.1 million during the first quarter of 2006.

Other Restaurant Operating Expenses

Other restaurant operating expenses include all other restaurant level operating expenses, and specifically include utilities, repairs and maintenance and other costs. These expenses totaled $5.3 million, or 12.9% of restaurant sales, for the quarter ended March 27, 2006 compared to $5.0 million, or 12.3% of restaurant sales, for the quarter ended March 28, 2005. As a percentage of sales, repairs and maintenance decreased to 3.0% for the first quarter of 2006, compared to 3.1% for the first quarter in 2005, utilities increased to 5.4% for the first quarter of 2006 from 4.7% in the first quarter in 2005 and other costs in this category remained constant at 4.5%.

General and Administrative Expenses

General and administrative expenses were $3.9 million, or 8.7% of total revenues for the first quarter of 2006 compared to $3.8 million or 8.6% of total revenues for the first quarter of 2005. This increase in expense is attributed to $0.3 million in costs relating to the implementation of accounting standards requiring the expensing of stock options offset by the prior year first quarter containing a $0.3 million payment to the predecessor auditor for the 2004 year-end audit.

Advertising

Advertising expense was $2.4 million or 5.8% of restaurant sales for the quarter ended March 27, 2006 compared to $2.6 million, or 6.3% of restaurant sales for the quarter ended March 28, 2005. The decrease is the result of decreased coop contribution rates in markets impacted by hurricanes as well as efficiencies gained in bringing marketing expertise in-house and a reduction in the use of outside agencies for some creative work.

(Gain) loss on Sale of Assets

During the first quarter of 2006, the Company recognized a gain of $0.1 million and in the first quarter of 2005, recognized a loss of $0.2 million from the sale of assets. The gain on sale of assets recorded in the first quarter of 2006 is due to the recognition of deferred gains from 1999 and 2000 market sales, net of other minor disposals. The loss on the sale of assets in 2005 is due to the disposition of video recorders related to the upgrade to DVR machines in all Company-operated locations and other disposals, net of deferred gains from 1999 and 2000 market sales.

Income Tax

Income tax expense of $1.0 million, for the quarter ended March 27, 2006, is based on the effective federal and state tax rate of 40.7% expected to be applicable for fiscal year 2006. During the quarter ended March 28, 2005, the Company recognized $1.6 million in income tax expense. Although management is recording tax expense at an estimated effective tax rate of 40.7%, we expect tax payments for 2006 to be partially offset by federal and state net operating losses from prior years.

Liquidity and Capital Resources

We had working capital of $11.8 million on March 27, 2006, compared to $12.4 million on January 2, 2006. Cash and cash equivalents decreased $1.1 million to $14.0 million since the fiscal year ended January 2, 2006. Cash flow provided by operating activities was $4.8 million compared to $3.7 million for the same quarter last year. Current year cash flows are attributable to current profits, increased depreciation and decreases in receivables and prepaids, partially offset by a decrease in accounts payable and an increase in inventory.

Cash used for investing activities was $5.5 million relating to capital expenditures for restaurant level renovations, development of new restaurants and the acquisition of two franchisee markets.

Cash used for financing activities was $0.4 million. The most significant activities were principal payments on our debt and capital lease obligations, partially offset by the exercise of stock options during the first quarter of 2006.

Capital expenditures for fiscal 2006 are expected to total $25.3 million including the acquisition of restaurants from franchisees and Titan, a terminated franchisee. These expenditures include the acquisition of restaurants, development of new restaurants, the remodeling of existing restaurants and the purchase of other capital equipment and improvements on operating restaurants. Although there can be no assurance, we believe that our existing cash as of March 27, 2006 and the expected cash provided from operations will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

The Company is subject to financial and non-financial covenants under certain of its debt agreements, including EBITDA and a Fixed Charge Coverage ratio, each as defined in the agreements. We are in compliance with all of the covenants as of March 27, 2006.

Critical Accounting Policies:

Our critical accounting policies are as follows:

Revenue Recognition—Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate restaurants. Such fees are based on the number of potential restaurants in a specific area which the franchisee agrees to develop pursuant to the terms of the franchise agreement between the Company and the franchisee and are recognized as income when substantially all of the Company’s obligations per location are satisfied (generally at the opening of the restaurant). Franchise fees are nonrefundable. Revenue from franchise fees and area development franchise fees received prior to substantial completion of the Company’s obligations are deferred. The Company receives royalty fees from franchisees based on a percentage of each restaurant’s gross revenues. Royalty fees are recognized as earned.

Gains associated with the sale of certain Company-operated restaurants to franchisees, and gains associated with mortgages and capital leases are recognized over the life of the related capital leases. During fiscal years 1999 and 2000, several Company-operated restaurants were sold to franchisees with associated mortgages and capital leases. As a result of the sales, we have recorded lease receivables for those restaurants sold which are subject to capital lease and mortgage obligations. The amount of capital lease receivables as of March 27, 2006 was approximately $4.3 million. We have recorded deferred gains of $2.6 million from these sales since we continue to be responsible for the payment of the obligations to the original lessors and mortgagors. The deferred gains are included in our consolidated balance sheet under the captions “Accrued liabilities” and “Deferred revenues” for $0.3 million and $2.3 million, respectively, and will be recognized over the next 14 years. Additionally, the Company has deferred approximately $0.3 million of gains in accordance with SFAS No. 66, where notes receivable were accepted as consideration for sales of certain Company-operated restaurants. These notes as well as the associated deferred gains are scheduled to be collected and recognized over the term of the notes, which are due over the next three to four years.

In September 2004, the Company recorded a deferred gain of $1.5 million in accordance with SFAS No. 98 related to the sales-leaseback transaction for three parcels of surplus property in Georgia that were swapped with three Company-operated restaurants located in Florida. The surplus reserve recorded under EITF 94-3 was recharacterized as a deferred gain for the Georgia properties acquired. The remaining deferred gain of $1.3 million, as of March 27, 2006, will be recognized over the remaining lease term.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the write-down of certain intangibles and tangible property associated with under-performing assets. In applying SFAS No. 144, we reviewed historical and projected cash flows of all restaurants and performed an undiscounted cash flow analysis, where indicated, for each restaurant based upon such results projected over a ten year period. This period of time was selected based upon the lease term and the age of the related buildings. Impairments are recorded to adjust the asset values to their fair value, if lower. Fair value is generally determined based on discounted cash flows, in accordance with SFAS No. 144. The effect of applying this standard resulted in a reduction of property, equipment and intangible assets of approximately $0.3 million for the quarter ended March 27, 2006, and $0.4 million for the fiscal year 2005.

Contingencies—We record the minimum estimated liability for probable claims, where a range of loss has been identified or the most probable amount within such range, if estimable. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Restaurant Retirement Costs—Reserves for restaurant relocations and abandoned sites consist of our estimates for the ongoing costs of each location which has been closed or was never developed. Those costs include rent, property taxes, costs associated with relocating the modular restaurant to a storage facility and any other retirement costs. The cash outlays for these costs have been estimated for the remaining terms of the lease obligations, ranging from less than one year to 11 years. Although the Company has negotiated out of several of these sites, the current economic outlook and lack of alternative investment opportunities have hindered the Company’s ability to successfully negotiate out of the remaining sites. As a result, management believes that cash outlays for these sites will continue through lease maturity.

Accounting for Income Taxes—The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to recognize income tax benefits and liabilities for loss carryforwards and other income tax assets and liabilities. The tax benefits must be reduced by a valuation allowance in certain circumstances. Realization of the deferred tax benefits is dependant on generating sufficient taxable income prior to expiration of any net operating loss carryforwards (“NOL’s”). The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided for as necessary. At March 27, 2006, there is a valuation allowance of $29.4 million recorded against approximately $40.5 million of the gross deferred tax assets as a result of limits on the future utilization of NOL’s imposed by Internal Revenue Code Section 382.

Accounting for Leases and Leasehold Assets—The Company accounts for leases and assets associated with leased property in accordance with SFAS No. 13, “Accounting for Leases.” We amortize leasehold assets over the shorter of ten years or the remaining lease term. To the extent the assets are added after the initial lease start-up period, generally one year, the depreciable life may extend into a subsequent option period. Likewise, for purposes of recognizing rent expense, the Company utilizes the date we take possession of the property through the end of the lease or option term, unless renewal of lease options has been determined to be reasonably assured. In the instance the Company is obligated to pay rent based on a percentage of sales; such rent expense is recognized once the minimum sales volume is expected to be achieved. We have subleased, under operating leases, land associated with the sale of Company-operated restaurants. The revenue from these subleases is recorded as an offset against rent expense, as we continue to be responsible for the rent payments to the original lessors. Sublease rental income is included in “Restaurant occupancy expenses.” We have considered our exposure for both capital and operating subleases, and have recorded a loss accrual for those operating subleases with rents from tenants below the rents the Company is obligated to pay under the original lease.

Accrued Self Insurance—The Company is partially self-insured for workers’ compensation claims up to $250,000 per occurrence and $3.5 million in aggregate. We utilize third party actuarial experts’ estimates of expected losses based on statistical analyses of historical industry data. These assumptions are adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated or the cost of those claims is higher than anticipated, reserves might not be sufficient and additional expense may be recorded. Should the actual experience be more favorable than estimated, a resulting expense reduction may be recorded. The Company is partially self-insured for general liability up to $100,000 per claim and automotive liability losses subject to per occurrence and aggregate annual liability limitations as well. The Company maintains $4.2 million in restricted cash as of March 27, 2006 as collateral securing self-insured workers’ compensation claims until they are settled. The Company is also self-insured, subject to umbrella policies, for health care claims for eligible participating employees subject to certain deductibles and limitations.

Other Business Matters:

Pending Acquisition by Taxi Holdings Corp.

On February 16, 2006, the Company entered into a definitive agreement to be acquired by Taxi Holdings Corp., an affiliate of Wellspring Capital Management, LLC, a private equity firm, for $15.00 per share of the Company’s outstanding common stock, payable in cash. The total transaction value is approximately $188 million, including the assumption of the Company’s debt. Completion of the transaction is subject to the approval of holders of a majority of the Company’s outstanding shares. Please see the Company’s Report on Form 8-K/A filed February 21, 2006 for more information on this transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Exchange Rate Fluctuations:

Our exposure to financial market risks is the impact that interest rate changes and availability could have on our debt. Borrowings under our primary debt facilities and capital lease obligations bear interest ranging from 6.7% to 16.4%. A hypothetical 100 basis point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of $52,000 in annual income before taxes, based upon out current level of variable debt ($5,200,000) and assumes no changes in the volume or composition of debt.

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

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 27, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Checkers Drive-In Restaurants, Inc. and Checkers of Puerto Rico, Inc. v. Suncheck I, Inc., Suncheck III, Inc., Suncheck IV, Inc., Suncheck X, Inc., Swaincheck, Inc., Starcheck Corporation, A&E Burgers, Inc., Suncheck Ponce II, Inc., Mooncheck of Puerto Rico, Inc., Villanueve, Inc., Executive Restaurant Management, Inc., Cerex Investments, Inc., Ratito, Inc., Antunez & Sons Produce, Inc., Mark Antunez, Mario Rivera, Raul Ramirez, a/k/a Raul Ramirez Fernandez, a/k/a Raul Jose Ramirez Fernandez, Ronald Rivas, Carlos Del Pozo, a/k/a Carlos Del Pozo Carafa, Robert E. Swain, Benedetto A. Cerilli Family Trust, Raul Cal, Jorge Tirado, Jose Toro, Jerry Algarin, Jimmie Algarin, Liliana Agarin, Angel Sanchez, Rene Mercado, Marisol Mercado, Ingacio Arias, Carmen Martinez, Juan Carrion, Luis Cortez, Sr., Luis Cortez, Jr., Alfredo Ramirez, Miquel Perez Comas, a/k/a Miquel Perez, James Dooley, Ruben Lugo, Edgar Ortiz, Benigno Contreras, Jr., and Sebastian Estarellas. In November 2000, Checkers initiated this arbitration proceeding to recover unpaid royalties and advertising fees from former franchisees in Puerto Rico and the respective personal guarantors. Some of the respondents filed a counterclaim seeking in excess of three million dollars in damages under contract and tort theories. On February 20, 2004, the arbitration tribunal entered an Order on Checkers’ Amended Motion to Dismiss Amended Counterclaim (the “Order”). In the Order, the tribunal: (1) dismissed two of the seven counts asserted against Checkers in the Counterclaim; and (2) granted Checkers’ Motion to Dismiss with respect to portions of each of the remaining counts in the Counterclaim. The tribunal also ruled that there is no basis for imposing liability on Checkers for the acts or omissions of Suncheck of Puerto Rico, Inc. The counterclaimants voluntarily dismissed a third count, and filed a motion seeking to amend the Counterclaim to replead the count, which was denied. This case was consolidated with Suncheck X, Inc. and Executive Restaurant Management, Inc., Claimants v. Checkers Drive-In Restaurants, Inc., Suncheck Corporation and Checkers of Puerto Rico, Inc. Checkers denies the allegations of the counterclaims and is vigorously defending the proceedings. The final arbitration hearing began on September 20, 2005. The final hearing could not be completed within the time originally allotted for the final hearing. The original final hearing concluded on February 24, 2006. Due to a clerical notice error, the final hearing was re-opened and closed April 28, 2006 without introduction of any new parties or evidence. Announcement of award is pending

KWJ, Inc. v. Checkers Drive-In Restaurants, Inc. On January 25, 2006, the Company sent KWJ, Inc. (“KWJ”), a franchisee in Chicago, Illinois operating a single restaurant, a notice of termination of its franchise agreement dated May 19, 2000, for failure to pay amounts owed to the Company pursuant to a promissory note dated January 1, 2002. On or about January 30, 2006, KWJ filed a Complaint in Arbitration against the Company with the American Arbitration Association, AAA Case No. 33 114 Y 00035 06. The Complaint in Arbitration seeks damages in excess of $5,000,000 for alleged breach of the franchise agreement and alleged violation of the Illinois Franchise Disclosure Act. The Complaint in Arbitration asserts that the Company failed to disclose certain information regarding use and administration of the National Production Fund (“NPF”), failed to properly use and account for NPF funds in accordance with the franchise agreement and for the specific benefit of KWJ, and interfered with KWJ’s right to transfer the franchise. The Company disputes the factual and legal basis of the claims asserted in the Complaint for Arbitration and intends to vigorously defend this matter. The Company does not expect to incur any significant loss associated with this proceeding.

Pipefitters Local No. 636 Defined Benefit Plan v. Checkers Drive-In Restaurants Inc et. al. On March 3, 2006, the Company was notified that a state court civil action had been filed against it and all of the members of the Company’s Board of Directors in the Hillsborough County, Florida Circuit Court. The style of the action is Pipefitters Local No. 636 Defined Benefit Plan v. Checkers Drive-In Restaurants Inc et. al. Case No. 06-CA-001825.

On April 7, 2006, a Notice of Voluntary Dismissal Without Prejudice was filed with the Court by counsel for Plaintiff, stating that this action was voluntarily dismissed by Plaintiff without prejudice. We did not pay any consideration or compensation to Plaintiff or its counsel in connection with this voluntary dismissal.

Checkers Drive-In Restaurants Inc v. Titan Holdings, Inc. and Mark Mitchell. On October 27, 2005, Checkers sent a Formal Notice of Default to Titan Holdings, Inc. (“Titan”), the operator of 62 franchised locations pursuant to three separate franchise agreements. Titan failed to timely cure the monetary defaults set forth in the Formal Notice of Default. On November 10, 2005, Checkers sent a Formal Notice of Termination to Titan, pursuant to which the three franchise agreements were terminated. On December 1, 2005, Checkers, Titan and Titan’s lender entered into a Post Termination Cure Agreement, which, among other things, provided an opportunity for Titan to make a post termination cure of the amounts owed to Checkers and granted Titan a temporary license to operate the Checkers® restaurants during the interim time period. Titan defaulted in the payments owed under the Post Termination Cure Agreement and the temporary license granted thereunder automatically terminated.

On March 7, 2006, Checkers Drive-In Restaurants, Inc. (the “Company”) filed a Complaint for Injunctive Relief and Damages (the “Complaint”) against defendants Titan Holdings, LLC (“Titan”) and Mark Mitchell (“Mitchell”) in the United States District Court for the Middle District of Florida in a case styled Checkers Drive-In Restaurants, Inc. v. Titan Holdings, LLC, Case No. 6:06-cv-300-Orl-28KRS. The Complaint seeks damages and injunctive relief against Titan for breach of contract, trademark infringement, trade dress infringement, and unfair competition and against Mitchell for breach of contract related to the termination of the three (3) franchise agreements that governed Titan’s operation of 62 Checkers restaurants in Florida, Mississippi and Alabama (the “Restaurants”), Titan’s unauthorized operation of the Restaurants after termination of its license, and Titan’s failure to comply with its obligations under the franchise agreements and applicable law. On March 27, 2006, the Honorable John Antoon II entered an Order Granting Plaintiff Checkers Drive-In Restaurants, Inc.’s Motion for Preliminary Injunction and Preliminary Injunction (the “Preliminary Injunction”). Among other things, the Court found that Checkers was likely to succeed on the merits of its claims for breach of contract, trademark infringement, trade dress infringement and unfair competition, enjoined Titan from any further unlawful use of the Company’s trademarks or trade dress and ordered Titan to comply with other post-termination obligations of the franchise agreements. A court-appointed receiver is now operating the Restaurants with the consent of the Company.

On April 6, 2006, Titan filed its Answer and Affirmative Defenses to Plaintiff’s Complaint for Injunctive Relief and Damages and Demand for Jury Trial, and both Titan and Mitchell filed various defensive motions. The motions remain pending. On May 3, 2006, without seeking leave of Court, Titan filed its Counter Complaint and Third Party Complaint and Jury Demand (the “Counterclaim”). On May 4, 2006, Titan filed a motion for leave of court to file the Counterclaim. The motion for leave is also pending.

The proposed Counterclaim asserts claims against the Company for breach of a Post Termination Cure Agreement dated December 1, 2005 (the “Cure Agreement”), tortious interference with a purported contract between Titan and its lender, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty and promissory estoppel and purports to seek damages in excess of $33.5 million. The Company vigorously disputes the factual and legal bases of the allegations of the Counterclaim and the purported basis for calculating the damages sought. The Company asserts that it has complied with all of its contractual obligations under its agreements with Titan and applicable law. The Company intends to vigorously defend against the claims if the Court permits them to be asserted.

Titan also seeks to bring claims against third party defendants, including Keith E. Sirois, an officer and director of the Company, S. Patric Plumley, Steve Cohen, Adam Noyes, Richard Turer, Ron Levondosky and Brian R. Doster, all officers of the Company, and Carl M. Stanton, Taxi Holdings Corp., Taxi Acquisition Corp. and Citigroup Global Markets, Inc., all unrelated to the Company. The claims asserted against these third party defendants include claims for tortious interference with the Cure Agreement, tortious interference with a purported contract between Titan and its Lender, fraud, breach of fiduciary duty and promissory estoppel. Because the Court has not granted leave for Titan to file the Counterclaim, the third party defendants have not been served and no response from any putative third party defendant is due.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in Item 1A., Part 1 of the Company’s Annual Report filed on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

*	*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2006.

*	*31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, May 8, 2006.

*	*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2006.

*	*32.2	Certification of Chief Financial (Accounting) Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2006.

**	Filed electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKERS DRIVE-IN RESTAURANTS, INC. (Registrant)

By:	/S/ S. PATRIC PLUMLEY
Treasurer and Chief Financial Officer

Date:    May 8, 2006